Form 10-Q
period 1994-03-31
CHITTENDEN CORP /VT/
filed 1994-05-13
CIK 200138

May 13, 1994



Securities and Exchange Commission
450 5th Street
Washington, DC   20549

Re:  Chittenden Corporation
     Registration No. 0-7974
     Quarterly Report (on Form 10-Q)

Gentlemen:

     Pursuant to the requirements of Rule
13a-13 under the Securities Exchange Act of
1934, there is, appended to this transmittal, an electronic file of the quarterly report
(on Form 10-Q) of Chittenden Corporation, Two
Burlington Square, Burlington, VT 05401 for the three months ended March 31, 1994.

     If you have any questions concerning
this quarterly report, please telephone the undersigned at (802) 660-1410.

     Kindly acknowledge receipt of this
letter by Compuserve Email.

     Thank you.

                    Very truly yours,



                    F. Sheldon Prentice
                    Secretary


FSP/jbo

Enclosures

     SECURITIES AND EXCHANGE COMMISSION
           Washington, DC   20549

                  Form 10-Q

 Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

    For Three Months Ended March 31, 1994
        Commission File Number 0-7974


           CHITTENDEN CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Vermont                        03-0228404
(State of Incorporation)     (IRS Employer
                                    Identification
                                    No.)

Two Burlington Square         05401
Burlington, Vermont           (Zip Code)

(Address of Principal Executive Offices)

Registrant's Telephone Number:(802) 658-4000


               Not Applicable
      Former Name, Former Address and
             Formal Fiscal Year
        If Changed Since Last Report


Indicate by checkmark whether the Registrant
(1) has filed all reports required to be
filed by Section 13 or 15 (d) of the
Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter
period that the Registrant was required to
file such reports), and (2) has been subject
to such filing requirements for the past 90
days.  Yes X    No____

At March 31, 1994, there were 6,473,922
shares of the Corporation's $1.00 par value common stock issued, with 6,227,446 shares outstanding.

                      PART I.  FINANCIAL INFORMATION

                      Item 1.  Financial Statements



Chittenden Corporation
Consolidated Balance Sheets (Unaudited)

                                                   March 31,     December 31,
                                                     1994              1993
                                                  ------------      ------------
                                                          (In Thousands)

ASSETS

Cash and Cash Equivalents                         $143,681        $195,111

Investment Securities Available For Sale           196,238               -

Investment Securities Held For Sale
  (Market Value $152,205,000 in 1993)                    -         150,743

Investment Securities Held For Investment
  (Market Value $10,629,000 in 1994;
    and $2,250,000 in 1993)                         10,796           2,250

Loans:
        Commercial                                 105,520          107,722
  Real Estate:
        Residential                                374,955          398,014
        Commercial                                 206,559          206,601
        Construction                                12,237           13,747
                                                  ----------       ----------
        Total Real Estate                          593,751          618,362
  Consumer                                         120,171          125,226
                                                 ----------        ----------
Total Loans                                        819,442          851,310
  Less: Allowance for Possible Loan Losses         (18,985)         (18,917)
                                                  ----------       ----------
Net Loans                                           800,457         832,393

Mortgage Loans Held for Sale                          5,205          11,646
Premises and Equipment                               16,224          16,333
Accrued Interest Receivable                           7,249           6,341
Other Real Estate Owned                               1,642           2,619
Net Deferred Tax Asset                               10,061           9,179
Other Assets                                          5,777           4,388
                                                 ----------       ----------
Total Assets                                     $1,197,330      $1,231,003
                                                  =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
        Demand                                      $147,914       $159,323
        Savings                                      489,525        496,692
  Time:
        Certificates of Deposit
          $100,000 and Over                           71,038         62,640
        Other Time Deposits                          309,519        316,109
                                                   ----------     ----------
Total Deposits                                     1,017,996      1,034,764
                                                   ----------     ----------
Short-Term Borrowings                                 60,726         79,078
Accrued Expenses and Other Liabilities                19,884         19,450
                                                   ----------     ----------
Total Liabilities                                  1,098,606      1,133,292
                                                   ----------     ----------
Stockholders' Equity:
  Common Stock - $1 Par Value
        Authorized - 10,000,000 Shares
        Issued - 6,473,922 Shares in 1994;
        and 6,460,584 in 1993;                        6,474           6,461
  Surplus                                            51,418          51,228
  Retained Earnings                                  45,818          43,056
Treasury Stock - At Cost, 246,476 Shares in 1994;
  248,129 in 1993;                                   (2,962)         (2,982)
Valuation Allowance for Net Unrealized Losses on
  Investment Securities Available for Sale           (1,886)            (21)
Unearned Portion of Employee Restricted Stock          (138)            (31)
                                                   ----------    ----------
Total Stockholders' Equity                           98,724          97,711
                                                   ----------    ----------
Total Liabilities and Stockholders' Equity       $1,197,330      $1,231,003
                                                   =========      =========

Certain amounts for 1993 have been reclassified to conform with 1994 classifications.



Chittenden Corporation
Consolidated Statements of Income (Unaudited)
Three Months Ended March 31,

                                                     1994          1993
                                                  ---------     ----------
                                                         (In Thousands)
Interest Income:
  Loans                                                $16,011       $17,655

  Investment Securities:
        Mortgage-Backed                                    553           732
        Taxable                                          2,062         1,282
        Tax-Favored Deb                                    249           280
        Tax-Favored Equity                                 196           125
  Short-Term Investments                                   141            50
                                                     ----------    ----------
Total Interest Income                                   19,212        20,124
                                                     ----------    ----------

Interest Expense:
  Deposits:
        Savings                                          2,965         3,135
        Time:
         Certificates of Deposit $100,000 and Over         607            643
         Other Time Deposits                             2,908
Total Interest on Deposits                               6,480           7,411

Short-Term Borrowings                                      476             428
                                                     ----------      ----------
Total Interest Expense                                   6,956           7,839
                                                     ----------      ----------
Net Interest Income                                     12,256          12,285
Provision for Possible Loan Losses                       1,200           1,650
                                                     ----------       ----------
Net Interest Income After Provision
  For Possible Loan Losses                              11,056          10,635
                                                     ----------        ----------
Noninterest Income:
        Trust Department Revenue                         1,004             998
        Service Charges on Deposit Accounts                957             963
        Losses on Investment Securities                    (18)            (54)
        Mortgage Servicing Income                          512             189
        Gains on Sales of Mortgage Loans                   535           1,559
        Credit Card Income                               1,713           1,109
        Other                                              983             807
                                                      ----------     ----------
Total Noninterest Income                                 5,686           5,571
                                                      ----------      ----------
Noninterest Expense:
        Salaries                                         4,270           4,226
        Employee Benefits                                1,563           1,343
        Net Occupancy Expense                            1,442           1,465
        FDIC Deposit Insurance                             592             670
        Losses On and Write-Downs of
          Other Real Estate Owned                          (95)            218
        Credit Card Expense                              1,089             807
        Other                                            2,829           3,452
                                                      ----------      ----------
Total Noninterest Expense                               11,690          12,181
                                                      ----------      ----------
Income Before Income Taxes and Cumulative
  Effect of Change In Accounting Principle               5,052           4,025
Provision for Income Taxes                               1,667           1,172
                                                      ----------      ----------
Income Before Cumulative Effect of Change in
  Accounting Principle                                   3,385           2,853
                                                      ----------      ----------

Cumulative Effect of Change in
  Accounting Principle                                       -            (575)
                                                      ----------     ----------
Net Income                                              $3,385          $2,278
                                                         =====           =====




Chittenden Corporation
Consolidated Statements of Income (Unaudited)
Three Months Ended March 31,
(Continued)

Earnings Per Share:

        Before Cumulative Effect of Change In
          Accounting Principle                           $0.53          $0.46
        Cumulative Effect of Change In Accounting
          Principle                                          -         $(0.09)
                                                      ----------     ----------
        Net Income                                       $0.53          $0.37
                                                          =====          =====

  Dividends Declared                                     $0.10          $0.04
  Book Value                                            $15.85         $14.46

Weighted Average Common
  Shares Outstanding                                 6,223,006      6,199,108



Chittenden Corporation and Subsidiaries
Average Balances, Interest Income and Expense, and Average Rates (Unaudited)
For the Three Months Ended March 31,



                                                             1994
                                             ------------------------------------
                                                           Interest        Average
                                              Average      Income/         Yield/
                                              Balance      Expense(1)      Rate (1)
                                              ----------   ----------      ---------
                                                           (In Thousands)

ASSETS
Interest-Earning Assets:
  Loans (2)                                      $824,787   $15,863       7.80%
  Industrial Revenue Bonds (3)                     10,244       217       8.59
  Investments:
    Taxable                                       208,670     2,615       5.08
    Tax-Favored Debt Securities                    28,840       361       5.08
    Tax-Favored Equity Securities                  28,694       266       3.76
  Interest-Bearing
    Deposits in Banks                               2,266        18       3.22
  Federal Funds Sold                               15,000       123       3.33
                                              -----------     -------
  Total Interest-Earning Assets                 1,118,501    19,463       7.06
                                                              -------
NonInterest-Earning Assets                         95,163
Allowance for Possible Loan Losses                (19,331)
                                               -----------
  Total Assets                                 $1,194,333
                                                =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
  Savings and Interest-Bearing
    Transactional Accounts                        502,057      2,965      2.40
  Certificates of Deposit
    $100,000 and Over                              70,632        607      3.49
  Other Time Deposits                             312,847      2,908      3.77
                                              -----------      -------
Total Interest-Bearing Deposits                   885,536      6,480      2.97

  Short-Term Borrowings                            43,062        476      4.48
  Long-Term Debt                                        -          -         -
                                              -----------      -------
  Total Interest-Bearing
        Liabilities                               928,598      6,956      3.04
                                                               -------
NonInterest-Bearing Liabilities:

  Demand Deposits                                 153,544
  Other Liabilities                                13,076
                                               -----------
    Total Liabilities                           1,095,218

  Stockholders' Equity                             99,115
                                               -----------
    Total Liabilities and
      Stockholders' Equity                     $1,194,333
                                                =========
Net Interest Income                                           $12,507
                                                               ======
Interest Rate Spread (4)                                                   4.02%

Net Yield on Earning Assets (5)                                            4.53%


[FN]
(1) On a fully taxable equivalent basis. Calculated using a U.S. Federal Income Tax Rate of 35%.
(2)     Includes nonperforming loans.
(3)     Industrial revenue bonds are included in Loans in the Financial
        Statements.
(4) Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid for interest-bearing liabilities.
(5) Net yield on earning assets is net interest income divided by total interest-earning assets.


Chittenden Corporation and Subsidiaries
Average Balances, Interest Income and Expense, and Average Rates (Unaudited)
For the Three Months Ended March 31,



                                                               1993
                                               ------------------------------------
                                                           Interest      Average
                                                 Average   Income/       Yield/
                                                 Balance   Expense(1)    Rate(1)
                                             -----------   ----------    ---------
                                                          (In Thousands)

ASSETS
Interest-Earning Assets:
  Loans (2)                                      $860,190  $17,480        8.24%
  Industrial Revenue Bonds (3)                     12,439      248        8.08
  Investments:
    Taxable                                       150,246    2,014        5.44
    Tax-Favored Debt Securities                    39,169      396        4.10
    Tax-Favored Equity Securities                  12,259      170        5.63
  Interest-Bearing
    Deposits in Banks                               1,711       14        3.38
  Federal Funds Sold                                5,172       36        2.82
                                              -----------   -------
  Total Interest-Earning Assets                 1,081,186   20,358        7.64
                                                            -------
NonInterest-Earning Assets                         97,336
Allowance for Possible Loan Losses                (16,761)
                                               -----------
  Total Assets                                 $1,161,761
                                                =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
  Savings and Interest-Bearing
    Transactional Accounts                        462,424   3,135         2.75
  Certificates of Deposit
    $100,000 and Over                              68,686     643         3.80
  Other Time Deposits                             340,286   3,633         4.33
                                              -----------  -------
Total Interest-Bearing Deposits                   871,396   7,411         3.45

  Short-Term Borrowings                            38,420     431         4.55
  Long-Term Debt                                       24       -         8.00
                                              -----------   -------
  Total Interest-Bearing
        Liabilities                               909,840    7,842        3.50
                                                            -------
NonInterest-Bearing Liabilities:

  Demand Deposits                                 150,061
  Other Liabilities                                13,726
                                              -----------
    Total Liabilities                           1,073,627

  Stockholders' Equity                             88,134
                                              -----------
    Total Liabilities and
      Stockholders' Equity                     $1,161,761
                                                =========
Net Interest Income                                         $12,516
                                                             ======
Interest Rate Spread (4)                                                  4.14%

Net Yield on Earning Assets (5)                                           4.69%


[FN]
(1) On a fully taxable equivalent basis. Calculated using a U.S. Federal Income Tax Rate of 35%.
(2)     Includes nonperforming loans.
(3)     Industrial revenue bonds are included in Loans in the Financial
        Statements.
(4) Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid for interest-bearing liabilities.
(5) Net yield on earning assets is net interest income divided by total interest-earning assets.

                                            Chittenden Corporation
                                    Consolidated Statements of Cash Flows

                                                     Three Months Ended March 31,
                                                         1994         1993
                                                     -----------    ------------
                                                            (In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $3,385        $2,278
  Adjustments to reconcile net income to net
        cash provided by operating activities:
    Provision for possible loan losses                   1,200         1,650
    Depreciation and amortization                          490           532
    Amortization of excess of cost over fair value
        of net assets acquired                                            88
    Prepaid Income taxes                                    131        1,708
    Amortization of premiums, fees,
        and discounts, net                                  277           234
    Investment (gains) losses                                18            54
    Net (Increase) decrease in loans held for sale        6,441        (3,661)
    (Increase) decrease in accrued interest receivable     (908)         (592)
    (Increase) decrease in other assets                    (180)         (533)
    Increase (decrease) in accrued expenses and
        other liabilities                                   434         (7,625)
                                                       ----------     ----------
    Net cash provided by operating activities            11,288         (5,867)
                                                       ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investment securities           63,413          2,139
  Proceeds from maturing investment securities and
    principal payments on mortgage-backed securities     26,439         25,809
  Purchase of investment securities                    (147,080)       (34,644)
  Loans originated, net of principal repayments          30,527         24,886

  Purchases of premises and equipment                      (381)          (633)
                                                      ----------      ----------
    Net cash provided by (used in) investing activities (27,082)        17,557

                                                       ---------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                   (16,768)        (9,594)
  Net increase (decrease) in short-term borrowings      (18,352)        (9,116)
  Principal repayments of long-term debt                      0              0
  Proceeds from issuance of common stock                     92             10
  Dividends paid-common stock                              (623)          (275)
  Proceeds from issuance of treasury stock                   15             12
                                                       ----------     ----------
    Net cash provided by (used in) financing activities (35,636)       (18,963)

Net increase (decrease) in cash and cash equivalents    (51,430)        (7,273)
Cash and cash equivalents at beginning of year          195,111        129,303
                                                      ----------      ----------
Cash and cash equivalents at March 31,                 $143,681       $122,030
                                                        =======        =======
Supplemental disclosure of cash flow information:
    Cash paid for the year for:
        Interest                                        $6,954          $7,876
        Income taxes                                       250             850
    Noncash transactions:
        Loans transferred to other real estate owned       232             241


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               March 31, 1994


Note 1 - Accounting Policies

     The Company's significant accounting
policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its 1993 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.

     The financial information included
herein is unaudited; however, such
information reflects all adjustments
(consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.



Note 2 - Adoption of Statement of Financial
Accounting Standards No. 115, "Accounting for
Certain Investments In Debt and Equity
Securities."

     The Company adopted SFAS 115 on January
1, 1994.  Under SFAS 115, Investment
Securities are now classified under three different categories - held for sale, trading securities, and available for sale. The
Company's Investment Portfolio at March 31,
1994 consisted primarily of the available for sale category. The effect of adopting on January 1, 1994 was an increase in stockholders equity of $965,000 (net of an income tax effect of $497,000) to reflect the unrealized gain in the available for sale portfolio. At March 31, 1994, the Company recorded a decrease in stockholders' equity of $1,886,000 (net of an income tax effect of $1,016,000) to reflect the net unrealized losses on the available for sale portfolio.

Note 3 - Other Real Estate Owned (OREO) - In-
Substance Foreclosure

     At March 31, 1994, the Company
reclassified from its OREO portfolio to its Loan portfolio the In-Substance Foreclosure properties. The change in classification resulted in a decrease of OREO and an increase in Loans of $1,219,000 at March 31, 1994; $750,000 at December 31, 1993; and
$1,005,000 at March 31, 1993.

Note 4 - Adoption of Statement of Financial
Accounting Standards No. 112, "Employers
Accounting for Post Employment Benefits"

     The Company adopted SFAS 112 on January
1, 1994. SFAS 112 requires the recognition of certain post-employment benefits. The adoption of SFAS 112 did not have a material impact on the Company's consolidated financial statements.

       PART I.  FINANCIAL INFORMATION

Item 2.   Management's Discussion and
            Analysis of Financial Condition and
            Results of Operations

                   Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

     Chittenden Corporation's net income for
the first quarter of 1994 was $3.4 million compared with $2.3 million a year ago. Net income per share of common stock was $0.53 for the first three months of 1994, up from $0.37 reported a year ago. Return on average assets was 1.15% for the first three months of 1994 compared with 0.80% last year.
Return on average equity was 13.85% for the first three months of 1994 compared with 10.48% for the same period in 1993.

     Net interest income on a fully taxable
equivalent basis was $12.5 million, unchanged from the amount earned during the first quarter of 1993. The net yield on earning assets was 4.53% in the first quarter of 1994, down 16 basis points from the 1993 period. The impact of the lower net yield was offset by higher average earning assets which increased by $37.3 million, or 3.5%, over the first quarter 1993 amount.

     Provisions for and activity in the
allowance for possible loan losses are
summarized as follows:

                               First Quarter
                               Ended March 31,
                               1994      1993
                               (In Thousands)

Beginning Allowance
  for Possible
Loan Losses Balance          $18,917    $16,372
Provision for Possible
  Loan Losses                  1,200      1,650
Loans Charged Off             (1,356)    (1,361)
Loan Recoveries                  224        236
Ending Allowance for
  Possible Loan
  Losses Balance             $18,985    $16,897
                              ======     ======

     Noninterest income amounted to $5.7
million for the first quarter of 1994, up
2.1% from a year ago.  Trust Department
revenue and service charges on deposit
accounts remained at the same levels as a year ago. Mortgage servicing income increased $323,000, reflecting the lack of amortization in 1994 of deferred premiums from mortgage sales. The deferred premiums were fully amortized in 1993. Gains on sales of mortgage loans were $1.0 million lower than 1993 first quarter, reflecting a lower volume of mortgage sales due to primarily decreased levels of refinancing activity.
Chittenden continues to sell most of its fixed rate residential mortgage production on the secondary market. Credit card income increased by $604,000, or 54.5%, reflecting both an increased customer base and higher volumes.

     For the first quarter of 1994,
noninterest expenses were $11.7 million, down
4.0% from last year.  Salary expenses were up
1.0% and employee benefits increased by
16.4%, reflecting higher medical insurance expenses and incentive compensation accruals related to Company performance. Occupancy expense was about even with the prior year.
F.D.I.C. insurance premiums were down 11.6% due to both a lower premium rate and lower deposit levels. Expenses connected with maintaining properties acquired by foreclosure reflected a net credit of $95,000, due to the recovery of previously incurred expenses. Credit card expenses increased by 34.9% due to the higher volumes described above.

CREDIT QUALITY

     Nonperforming assets include nonaccrual
loans, restructured debt, and foreclosed real estate (Other Real Estate Owned). As of
March 31, 1994, nonperforming assets totaled
$15.4 million, down $9.4 million from the level one year earlier and down $339,000 from the level reported at December 31, 1993.

     The allowance for loan losses was $19.0
million at March 31, 1994, up from $18.9 million at year-end 1993 and $16.9 million at March 31, 1993. At March 31, 1994, the allowance measured 2.32% of loans, compared with 2.22% at year-end 1993, and 1.99% at March 31, 1993.


     A summary of credit quality follows:

                            03/31/94    12/31/93   03/31/93
                                    (In Thousands)
Nonaccrual Loans          $13,571        $12,756    $18,306
Restructured Debt             190            367         52
Other Real Estate
 Owned (OREO)               1,642          2,619      6,471
Total Nonperforming
 Assets (NPA)             $15,403        $15,742    $24,829
                           ======         ======     ======

Loans Past Due
  90 Days or More
  and Still Accruing
  Interest               $ 1,022         $ 1,453    $ 1,889
Allowance for
  Possible Loan
  Losses                  18,985          18,917     16,897
NPA as % of Loans
  plus OREO                 1.88%           1.84%      2.90%
Loss Allowance as
  % of Loans                2.32            2.22       1.99
Loss Allowance as
  % of Nonperforming
  Loans                   137.96          144.15      92.04
Loss Allowance as
  % of NPA                123.26          120.17      68.05


CAPITAL:

     Common stockholders' equity totaled
$98.7 million at March 31, 1994, up from $97.7 million at year-end 1993. The increase from year-end reflects first quarter net income of $3.4 million, valuation allowance for net unrealized losses on investment securities available for sale of $1.9 million
(net of an income tax effect of $1.0
million), and dividends paid to stockholders of $623,000. The valuation allowance reflects adoption of Statement of Financial
Accounting Standards No. 115, "Accounting for
Certain Investments in Debt and Equity
Securities."

     "Tier One" capital, consisting entirely
of common equity, measured 11.72% of risk-weighted assets at March 31, 1994. Total capital, including the "Tier Two" allowance for loan losses, stood at 13.10% of risk-weighted assets. The leverage capital ratio was 8.41%. These ratios placed Chittenden in the "well-capitalized" category according to regulatory standards.


LIQUIDITY:

     The Company's liquidity and rate
sensitivity are monitored by the Bank's asset and liability committee. This committee meets regularly to review and direct the Bank's lending and investment activities, as well as its deposit-gathering functions.

     The measure of an institution's
liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. At March 31, 1994, the
Company maintained cash balances and short-term investments of approximately $143.7 million, compared with $195.1 million at December 31, 1993. During the first three months of 1994, the Company continued to be an average daily net seller of Federal Funds.

                 SIGNATURES


Pursuant to the requirements of the
Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    CHITTENDEN CORPORATION



May 13, 1994             By:  ------------------------
Date                              Paul A. Perrault
                                    President and Chief
                                    Chief Executive
                                    Officer


May 13, 1994             By:  ------------------------
Date                              Nancy Rowden Brock
                                    Treasurer

                 SIGNATURES


Pursuant to the requirements of the
Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    CHITTENDEN CORPORATION



May 13, 1994            By:  S/Paul A. Perrault
Date                             Paul A. Perrault
                                   President and Chief
                                   Chief Executive
                                   Officer


May 13, 1994            By: S/Nancy Rowden Brock
Date                            Nancy Rowden Brock
                                  Treasurer