Form 10-Q
period 1994-06-30
CHITTENDEN CORP /VT/
filed 1994-08-10
CIK 200138

August 10, 1994



Securities and Exchange Commission
450 5th Street
Washington, DC   20549

Re:  Chittenden Corporation
     Registration No. 0-7974
     Quarterly Report (on Form 10-Q)

Gentlemen:

Pursuant to the requirements of Rule 13a-13 under the Securities Exchange Act of 1934, there is, appended to this transmittal, an electronic file of the quarterly report (on Form
10-Q) of Chittenden Corporation, Two Burlington Square,
Burlington, Vermont 05401 for the six months ended June 30, 1994.

If you have any questions concerning this quarterly report, please telephone the undersigned at (802) 660-1410.

Kindly acknowledge receipt of this letter by Compuserve E-Mail.

Thank you.

Very truly yours,



F. Sheldon Prentice
Secretary


FSP/ejf

Enclosures

     SECURITIES AND EXCHANGE COMMISSION
           Washington, DC   20549

                  Form 10-Q

 Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

    For Six Months Ended June 30, 1994
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

At June 30, 1994, there were 6,474,594
shares of the Corporation's $1.00 par value common stock issued, with 6,228,118 shares outstanding.

                      PART I.  FINANCIAL INFORMATION

                      Item 1.  Financial Statements



Chittenden Corporation
Consolidated Balance Sheets (Unaudited)

                                                   June 30,        December 31,
                                                     1994              1993
                                                  ------------      ------------
                                                          (In Thousands)

ASSETS

Cash and Cash Equivalents                         $111,879         $195,163

Investment Securities Available For Sale           194,249               -

Investment Securities Held For Sale
  (Market Value $152,205,000 in 1993)                    -          150,743

Investment Securities Held For Investment
  (Market Value $9,934,000 in 1994;
    and $2,250,000 in 1993)                         10,338            2,250

Loans:
        Commercial                                 108,768          107,722
  Real Estate:
        Residential                                387,709          398,014
        Commercial                                 208,039          206,601
        Construction                                11,474           13,747
                                                  ----------       ----------
        Total Real Estate                          607,222          618,362
  Consumer                                         126,327          124,412
                                                 ----------        ----------
Total Loans                                        842,317          850,496
  Less: Allowance for Possible Loan Losses         (18,927)         (18,917)
                                                  ----------       ----------
Net Loans                                          823,390          831,579

Mortgage Loans Held for Sale                         4,441           11,646
Premises and Equipment                              15,933           16,333
Accrued Interest Receivable                          8,520            6,341
Other Real Estate Owned                              1,388            2,619
Net Deferred Tax Asset                              10,867            9,179
Other Assets                                         5,784            5,150
                                                 ----------       ----------
Total Assets                                    $1,186,789       $1,231,003
                                                  =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
        Demand                                    $157,461         $159,323
        Savings                                    519,203          496,692
  Time:
        Certificates of Deposit
          $100,000 and Over                         37,709           62,640
        Other Time Deposits                        303,904          316,109
                                                 ----------       ----------
Total Deposits                                   1,018,277        1,034,764
                                                 ----------       ----------
Short-Term Borrowings                               49,320           79,078
Accrued Expenses and Other Liabilities              18,988           19,450
                                                 ----------       ----------
Total Liabilities                                1,086,585        1,133,292
                                                 ----------       ----------
Stockholders' Equity:
  Common Stock - $1 Par Value
        Authorized - 30,000,000 Shares
        Issued - 6,474,594 Shares in 1994;
        and 6,460,584 in 1993;                       6,475            6,461
  Surplus                                           51,425           51,228
  Retained Earnings                                 49,038           43,056
Treasury Stock - At Cost, 246,476 Shares in 1994;
  248,129 in 1993;                                  (2,962)          (2,982)
Valuation Allowance for Net Unrealized Losses on
  Investment Securities Available for Sale
   (Net of Taxes)                                   (3,645)             (21)
Unearned Portion of Employee Restricted Stock         (127)             (31)
                                                 ----------       ----------
Total Stockholders' Equity                          100,204           97,711
                                                 ----------       ----------
Total Liabilities and Stockholders' Equity       $1,186,789       $1,231,003
                                                 ==========       ==========

Certain amounts for 1993 have been reclassified to conform with 1994 classifications.



Chittenden Corporation
Consolidated Statements of Income (Unaudited)


                                                        For the Quarter                For the Six Months
                                                         Ended June 30,                   Ended June 30,
                                                        1994         1993               1994         1993

                                                  ---------------------------        ------------------------
                                                               (In Thousands, Except Share Data))
Interest Income:
  Loans                                                $17,284       $17,388    $   33,295     $   35,043

  Investment Securities:
        Mortgage-Backed                                    657           618         1,210          1,350
        Taxable                                          2,111         1,369         4,173          2,673
        Tax-Favored Debt                                   264           291           513            548
        Tax-Favored Equity                                 197            80           393            205
  Short-Term Investments                                   159            43           300             93
                                                     ----------    ----------    ----------     ----------
Total Interest Income                                   20,672        19,789        39,884         39,912
                                                     ----------    ----------    ----------     ----------

Interest Expense:
  Deposits:
        Savings                                          3,201         3,080         6,166          6,215
        Time:
         Certificates of Deposit $100,000 and Over         589           550         1,196          1,193
         Other Time Deposits                             2,894         3,371         5,802          7,004
                                                     ----------    ----------    ----------     ----------
Total Interest on Deposits                               6,684         7,001        13,164         14,412

Short-Term Borrowings                                      489           450           965            881
                                                     ----------    ----------    ----------     ----------
Total Interest Expense                                   7,173         7,451        14,129         15,293
                                                     ----------    ----------    ----------     ----------
Net Interest Income                                     13,499        12,338        25,755         24,619
Provision for Possible Loan Losses                       1,200         1,650         2,400          3,300
                                                     ----------    ----------    ----------     ----------
Net Interest Income After Provision
  For Possible Loan Losses                              12,299        10,688        23,355         21,319
                                                     ----------    ----------    ----------     ----------
Noninterest Income:
        Trust Department Revenue                         1,045           985         2,049          1,983
        Service Charges on Deposit Accounts              1,282         1,198         2,344          2,243
        Losses on Investment Securities                    (39)           38           (57)           (16)
        Mortgage Servicing Income                          496           386         1,008            575
        Gains on Sales of Mortgage Loans                   199         1,441           734          3,000
        Credit Card Income                               1,842         1,206         3,555          2,315
        Other                                              950           888         1,828          1,614
                                                     ----------    ----------    ----------     ----------
Total Noninterest Income                                 5,775         6,142        11,461         11,714
                                                     ----------    ----------    ----------     ----------
Noninterest Expense:
        Salaries                                         4,251         4,257         8,521          8,483
        Employee Benefits                                1,425         1,372         2,988          2,715
        Net Occupancy Expense                            1,351         1,511         2,793          2,976
        FDIC Deposit Insurance                             589           671         1,181          1,341
        (Gains) Losses On and Write-Downs of
          Other Real Estate Owned                          (31)          657          (126)           875
        Credit Card Expense                              1,291           811         2,380          1,618
        Other                                            3,438         3,933         6,267          7,382
                                                     ----------    ----------    ----------     ----------
Total Noninterest Expense                               12,314        13,212        24,004         25,390
                                                     ----------    ----------    ----------     ----------
Income Before Income Taxes and Cumulative
  Effect of Change In Accounting Principle               5,760         3,618        10,812          7,643
Provision for Income Taxes                               1,917         1,073         3,584          2,245
                                                     ----------    ----------    ----------     ----------
Income Before Cumulative Effect of Change in
  Accounting Principle                                   3,843         2,545         7,228          5,398
                                                     ----------    ----------    ----------     ----------

Cumulative Effect of Change in
  Accounting Principle                                       -             -             -           (575)
                                                     ----------    ----------    ----------     ----------
Net Income                                              $3,843        $2,545        $7,228         $4,823
                                                     ==========    ==========    ==========     ==========


Chittenden Corporation
Consolidated Statements of Income (Unaudited)
(Continued)

Earnings Per Share:

        Before Cumulative Effect of Change In
          Accounting Principle                           $0.61         $0.41          $1.14         $0.87
        Cumulative Effect of Change In Accounting
          Principle                                          -             -               -        (0.09)
                                                     ==========    ==========     ==========     ==========
        Primary                                          $0.61         $0.41          $1.14         $0.78

        Before Cumulative Effect of Change In
          Accounting Principle                           $0.60         $0.41          $1.14          0.87
        Cumulative Effect of Change in Accounting
          Principle                                          -              -             -        $(0.09)
                                                     ==========     ==========    ==========     ==========
        Fully Diluted                                    $0.60          $0.41         $1.14         $0.78


  Dividends Declared                                     $0.10          $0.05         $0.20         $0.09
  Book Value                                            $16.09         $14.84        $16.09        $14.84

Weighted Average Common
  Shares Outstanding                                 6,362,811      6,206,033     6,360,421     6,202,590



Chittenden Corporation
Average Balances, Interest Income and Expense, and Average Rates (Unaudited)
For the Six Months Ended June 30, 1994



                                                             1994                                            1993
                                             ------------------------------------           -------------------------------------
                                                           Interest        Average                        Interest      Average
                                              Average      Income/         Yield/            Average      Income/       Yield/
                                              Balance      Expense(1)      Rate (1)          Balance      Expense(1)    Rate(1)
                                              ----------   ----------      ---------         ---------    ----------    ---------
                                                           (In Thousands)                                 (In Thousands)

ASSETS
Interest-Earning Assets:
  Loans (2)                                    $826,659        $32,982      8.05%            $856,805      $34,685      8.16%
  Industrial Revenue Bonds (3)                   10,155            461      9.15               12,354          506      8.26
  Investments:
    Taxable                                     199,645          5,383      5.44              146,950        3,778      5.18
    Tax-Favored Debt Securities                  29,857            742      5.01               45,117        1,142      5.10
    Tax-Favored Equity Securities                26,975            533      3.98                8,383          279      6.71
  Interest-Bearing
    Deposits in Banks                             2,006             34      3.42                1,536           24      3.15
  Federal Funds Sold                             15,122            266      3.55                5,496           68      2.50
                                              ----------     ----------                     ----------   ----------
  Total Interest-Earning Assets               1,110,419         40,401      7.34            1,076,641       40,482      7.58
                                                             ----------                                  ----------
NonInterest-Earning Assets                       94,750                                        99,285
Allowance for Possible Loan Losses              (19,267)                                      (16,974)
                                              ----------                                    ----------
  Total Assets                               $1,185,902                                    $1,158,952
                                              ==========                                   ===========                    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
  Savings and Interest-Bearing
    Transactional Accounts                      500,139          6,166      2.49              466,818        6,215    2.68
  Certificates of Deposit
    $100,000 and Over                            67,380          1,196      3.58               65,210        1,193    3.69
  Other Time Deposits                           309,549          5,802      3.78              335,064        7,004    4.22
                                              ----------     ----------                     ----------   ----------
Total Interest-Bearing Deposits                 877,068         13,164      3.03              867,092       14,412    3.35

  Short-Term Borrowings                          40,172            965      4.84               39,316          881    4.52
  Long-Term Debt                                      -              -         -                   13            -    8.00
                                              ----------     ----------                     ----------   ----------
  Total Interest-Bearing
        Liabilities                             917,240         14,129      3.11              906,421       15,293    3.40
                                                             ----------                                  ----------
NonInterest-Bearing Liabilities:

  Demand Deposits                               157,145                                       147,240
  Other Liabilities                              11,975                                        15,430
                                              ----------                                    ----------
    Total Liabilities                         1,086,360                                     1,069,091

  Stockholders' Equity                           99,542                                        89,861
                                              ----------                                    ----------
    Total Liabilities and
      Stockholders' Equity                   $1,185,902                                    $1,158,952
                                              ==========                                    ==========
Net Interest Income                                           $26,272                                      $25,189
                                                            ==========                                   ==========
Interest Rate Spread (4)                                                   4.23%                                       4.18%       %

Net Yield on Earning Assets (5)                                            4.77%                                       4.72%


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

                                            Chittenden Corporation
                                    Consolidated Statements of Cash Flows

                                                    Six Months Ended June 30, 1994
                                                         1994         1993
                                                     -----------    ------------
                                                            (In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $7,228        $4,823
  Adjustments to reconcile net income to net
        cash provided by operating activities:
    Provision for possible loan losses                   2,400         3,300
    Depreciation and amortization                          976           989
    Amortization of excess of cost over fair value
        of net assets acquired                                           177
    Prepaid Income taxes                                   274          (475)
    Amortization of premiums, fees,
        and discounts, net                                 656           542
    Investment (gains) losses                               57            16
    Net (Increase) decrease in loans held for sale       7,205        (9,114)
    (Increase) decrease in accrued interest receivable  (2,179)          189
    (Increase) decrease in other assets                  1,270         5,136
    Increase (decrease) in accrued expenses and
        other liabilities                                 (462)       (4,827)
                                                      ----------     ----------
    Net cash provided by operating activities            17,425          756
                                                      ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investment securities           32,920       13,245
  Proceeds from maturing investment securities and
    principal payments on mortgage-backed securities    104,751       70,866
  Purchase of investment securities                    (195,405)     (82,686)
  Loans originated, net of principal repayments           4,977       23,013
  Purchases of premises and equipment                     (576)       (2,226)
                                                      ----------     ----------
    Net cash provided by (used in)
      investing activities                              (53,333)      22,212
                                                      ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                   (16,487)     (67,787)
  Net increase (decrease) in short-term borrowings      (29,758)      45,267
  Proceeds from issuance of common stock                     99           94
  Dividends paid-common stock                            (1,245)        (573)
  Proceeds from issuance of treasury stock                   15           12
                                                      ----------     ----------
  Net cash used in financing activities                 (47,376)     (22,987)
                                                      ----------     ----------
Net decrease in cash and cash equivalents               (83,284)         (19)
Cash and cash equivalents at beginning of period        195,163      129,303
                                                      ----------     ----------
Cash and cash equivalents at June 30, 1994             $111,879     $129,284
                                                      ==========     ==========
Supplemental disclosure of cash flow information:
    Cash paid for the year for:
        Interest                                        $14,130      $15,526
        Income taxes                                      3,050        3,675
    Noncash transactions:
        Loans transferred to other real estate owned        675        2,533


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               June 30, 1994


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

       PART I.  FINANCIAL INFORMATION

Item 2.   Management's Discussion and
            Analysis of Financial Condition and
            Results of Operations

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

     Chittenden Corporation's net income for the second quarter of 1994 increased 51% from the 1993 level to $3.8 million, or $0.60 per share. Net income for the first six months of 1994 totaled $7.2 million, or $1.14 per share, up 50% from last year. Return on average assets was 1.23% for the first six months of 1994, compared with 0.84% last year. Return on average equity was 14.64% for the first six months of 1994, up from 10.82% for the same period in 1993.

     Net interest income on a fully taxable equivalent basis for the first half of 1994 was $26.3 million, up $1.1 million from the amount earned during the first six months of 1993. Contributing to this increase were both a higher net yield on earning assets, up 5 basis points from a year ago to 4.77%, and higher average earning assets, up $33.8 million from a year ago.

     Provisions for and activity in the allowance for possible loan losses are summarized as follows:

                               Three Months              Six Months
                               Ended June 30,            Ended June 30,
                               1994      1993            1994      1993
                                            (In Thousands)

Beginning Allowance
  for Possible
Loan Losses Balance          $18,985    $16,897        $18,917    $16,372
Provision for Possible
  Loan Losses                  1,200      1,650          2,400      3,300
Loans Charged Off             (1,521)    (1,225)        (2,877)    (2,586)
Loan Recoveries                  263        213            487        449
                            ---------- ----------    ----------  ----------
Ending Allowance for
  Possible Loan
  Losses Balance             $18,927    $17,535        $18,927    $17,535
                            ========== ==========    ==========  ==========

     Noninterest income amounted to $5.8 million for the second quarter and $11.5 million for the first half of 1994, down 6% and 2%, respectively, from the same periods a year ago. Trust revenue was up slightly from 1993 levels, and service charges on deposit accounts increased due to higher levels of transaction activity and selected pricing actions. Gains on sales of mortgage loans were $1.2 million and $2.3 million lower than for the second quarter and the first half of last year, respectively, reflecting a lower volume of mortgage sales due to significantly decreased levels of refinancing activity. Chittenden continues to sell most of its fixed rate residential mortgage production on the secondary market. Mortgage servicing income increased $110,000 from the second quarter level and $433,000 from the first half last year, reflecting the lack of amortization in 1994 of deferred premiums from previous loan sales, and a 13% increase in the mortgage servicing portfolio to $661.5 million at June 30, 1994. Credit card income increased $636,000 for the second quarter and $1.2 million for the first six months from the comparable 1993 levels, reflecting both an increased customer base and higher transaction volume.

     For the second quarter of 1994, nointerest expenses were $12.3 million, down 7% from the comparable 1993 level. Noninterest expenses stood at $24.0 million for the first half of 1994, down 5% from last year. Salary expense for the second quarter and for the first six months was essentially unchanged from the same periods last year. Compared with 1993 levels, employee benefits were up 4% in the second quarter and 10% in the first half of 1994, reflecting higher medical insurance expenses and incentive compensation accruals related to Company performance. Occupancy expense was down 11% and 6% from the second quarter and six month periods of 1993, respectively, reflecting nonrecurrence of write-offs taken in 1993 as part of the VerBanc acquisition. F.D.I.C. insurance premiums were down about 12% from the second quarter and first half periods last year due to both a lower premium rate and lower deposit levels. Expenses connected with maintaining properties acquired by foreclosure reflected net credits for both the second quarter and the six month period, due to recovery of previously incurred expenses. Credit card expenses increased by 59% and 47% for the second quarter and the six month period, respectively, due to the higher volumes described above. Other expenses declined by $495,000 and $1.1 million compared with the second quarter and the six month period in 1993. These declines were primarily due to the nonrecurrence of one-time expenses associated with the acquisition.

CREDIT QUALITY

     Nonperforming assets include nonaccrual loans, restructured debt, and foreclosed real estate (Other Real Estate Owned). As of June 30, 1994, nonperforming assets totaled $12.8 million, down from $22.5 million a year earlier and $15.4 million at March 31, 1994. Approximately $3.3 million in payments received, charge-offs, and sales of OREO during the quarter exceeded the addition of $700,000 to total non-performing assets. The allowance for loan losses stood at $18.9 million at June 30, 1994, unchanged from the March 1994 and the December 1993 levels, and up from $17.5 million at June 30, 1993. The allowance was 2.25% of loans at June 30, 1994, compared with 2.32% at March 31, and 2.06% a year earlier.

     A summary of credit quality follows:

                          06/30/94       03/31/94     12/31/93    06/30/93
                          --------       --------     --------    --------
                                              (In Thousands)
Nonaccrual Loans          $11,225        $13,571      $12,756     $17,480
Restructured Debt             188            190          367         371
Other Real Estate
 Owned (OREO)               1,388          1,642        2,619       4,680
                          --------       --------     --------    --------
Total Nonperforming
 Assets (NPA)             $12,801        $15,403      $15,742     $22,531
                          ========       ========     ========    ========

Loans Past Due
  90 Days or More
  and Still Accruing
  Interest                $   751        $ 1,022      $ 1,453     $ 2,208
Allowance for
  Possible Loan
  Losses                   18,927         18,985       18,917      17,535
NPA as % of Loans
  plus OREO                 1.52%          1.88%        1.84%       2.63%
Loss Allowance as
  % of Loans                2.25           2.32         2.22        2.06
Loss Allowance as
  % of Nonperforming
  Loans                   165.84         137.96       144.15       98.23
Loss Allowance as
  % of NPA                147.86         123.26       120.17       77.83


CAPITAL:

     Common stockholders' equity totaled $100.2 million at June 30, 1994, up from $98.7 million at the end of March. At June 30, 1993, equity was $92.1 million. The current level reflects the net income of $3.8 million posted for second quarter 1994, the increase of $1.8 million in the valuation allowance for net unrealized losses on investment securities available for sale, and dividends paid to stockholders of $623,000. The increase in the valuation allowance reflects a reduction in the fair value of the available for sale investment portfolio which resulted from higher interest rates during the quarter. The valuation allowance reflects adoption of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" as of January 1, 1994.

     "Tier One" capital, consisting entirely of common equity, measured 12.18% of risk-weighted assets. Total capital, including the "Tier Two" allowance for loan losses, stood at 13.56% of risk-weighted assets. The leverage capital ratio was 8.77%. These ratios placed Chittenden in the "well-capitalized" category according to regulatory standards.

LIQUIDITY:

     The Company's liquidity and rate sensitivity are monitored by the Bank's asset and liability committee. This committee meets regularly to review and direct the Bank's lending and investment activities, as well as its deposit-gathering functions.

     The measure of an institution's liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. At June 30, 1994, the Company maintained cash balances and short-term investments of approximately $111.9 million, compared with $195.2 million at December 31, 1993. During the first six months of 1994, the Company continued to be an average daily net seller of Federal Funds.

                               SIGNATURES
                              ------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CHITTENDEN CORPORATION



August 12, 1994                            By:  ------------------------
Date                                            Paul A. Perrault
                                                President and Chief
                                                Executive Officer





August 12, 1994                           By:   ------------------------
Date                                            Nancy Rowden Brock
                                                Treasurer

                               SIGNATURES
                              ------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CHITTENDEN CORPORATION



August 12, 1994                           By:  S/Paul A. Perrault
- --------------------                           --------------------
Date                                           Paul A. Perrault
                                               President and Chief
                                               Executive Officer



August 12, 1994                          By:   S/Nancy Rowden Brock
- --------------------                           --------------------
Date                                           Nancy Rowden Brock
                                               Treasurer