Form 10-Q
period 1994-09-30
CHITTENDEN CORP /VT/
filed 1994-11-17
CIK 200138

[DESCRIPTION]     ENTIRE TEXT PORTION


THIS DOCUMENT IS A COPY OF THE 10-Q FILED ON NOVEMBER 14, 1994 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.


     November 14, 1994



     Securities and Exchange Commission
     450 5th Street
     Washington, D.C. 20549

     RE:  CHITTENDEN CORPORATION
          REGISTRATION NO. 0-7974
          QUARTERLY REPORT (ON FORM 10-Q)

     Gentlemen:

     Pursuant to the requirements of Rule 131-13 under the Securities Exchange Act of 1934, there is appended to this transmittal, an electronic file of the quarterly report (on Form 10-Q) of Chittenden Corporation, Two Burlington Square, Burlington, Vermont 05401 for the nine months ended September 30, 1994.

     If you have any questions concerning this quarterly report, please telephone the undersigned at (802) 660-1410.

     Kindly acknowledge receipt of this letter by Compuserve E-Mail.

     Thank you.

     Very truly yours,



     F. Sheldon Prentice
     Secretary

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

                      Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                       For Nine Months Ended September 30, 1994
                            Commission File Number 0-7974

                                CHITTENDEN CORPORATION
                (Exact Name of Registrant as Specified in its Charter)


          VERMONT                                 03-0228404
     (State of Incorporation)           (IRS Employer Identification No.)

          TWO BURLINGTON SQUARE
          BURLINGTON, VERMONT                                05401
     (Address of Principal Executive Offices)              (Zip Code)


                    Registrant's Telephone Number:  (802) 658-4000

                                    NOT APPLICABLE
                      Former Name, Former Address and Formal Fiscal Year
                                 If Changed Since Last Report


     Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      YES  X      NO

     At September 30, 1994, there were 6,479,583 shares of the Corporations's $1.00 par value common stock issued, with 6,238,181 shares outstanding.

                            PART I.  FINANCIAL INFORMATION

                            Item 1.  Financial Statements

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  September 30, 1994


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

        The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.  Interim results are not necessarily indicative of results to be expected for the entire year.

     Note 2 - Adoption of Statement of Financial Accounting Standards No. 115,

     "Accounting for Certain Investments in Debt and Equity Securities."

        The company adopted SFAS 115 on January 1, 1994.  Under SFAS 115,

     investment securities are now classified under three different categories -

     trading, available for sale, and held for investment.  The Company's investment portfolio at September 30, 1994 consisted primarily of the available for sale category.  At September 30, 1994, the Company reported a decrease in stockholders' equity of $4,111,000 (net of an income tax effect of $2,214,000) to reflect the valuation allowance for net unrealized losses on investment securities available for sale.

     Note 3 - Bank of Western Massachusetts 8-K Filing Disclosure.

        On August 17, 1994 Chittenden Corporation (NASDAQ-CNDN) and The Bank of

     Western Massachusetts, Springfield, Massachusetts announced that they had signed a definitive agreement whereby Chittenden would acquire The Bank of

     Western Massachusetts for approximately $25.5 million in stock and cash.

     Consummation of the transaction is subject to appropriate regulatory and stockholder approvals and is expected to occur in the second quarter of

     1995.

     Note 4 - Subsequent Event--Stock Buyback

        On October 26 and November 7, 1994, Chittenden acquired 226,875 and

     100,000 shares, respectively, of its own common stock for a total of $6.6 million.

     Note 5 - Resolved Legal Claim

        Walsh vs. Chittenden Corp., et al, was a class action in which plaintiff represented himself and other persons who purchased Chittenden common stock from March 29, 1989 through August 15, 1990.  Plaintiff named

     Chittenden and two of its former executive officers in the suit filed on

     August 9, 1991 in the United States District Court of Vermont.  The

     plaintiff claimed violations of Federal securities laws on the grounds that

     Chittenden allegedly withheld timely disclosure of developments affecting its loan portfolio.  Plaintiff's counsel and Chittenden entered into a settlement agreement which provided among other things, that a fund of $1.5 million be established to resolve any claims of members of the class,

     including plaintiff's counsel fees.  This settlement agreement was approved by the Court July 1, 1994.  Taking into consideration certain payments from an insurance carrier, Chittenden's contribution to the settlement fund had no material effect on Chittenden's consolidated financial statements.

                            PART I.  FINANCIAL INFORMATION

                    Item 2.  Management's Discussion and Analysis
                              of Financial Condition and
                               Results from Operations

     MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Chittenden Corporation's net income for the third quarter of 1994 increased 41% from the 1993 level to $4.0 million, or $0.63 per share.  Net income for the first nine months of 1994 totaled $11.3 million, or $1.77 per share, up 46% from last year.  Return on average assets was 1.26% for the first nine months of 1994, compared with 0.88% last year.  Return on average equity was 14.95% for the first nine months of 1994, up from 11.24%

     for the same period in 1993.

        Net interest income on a fully taxable equivalent basis was $40.6 million, up $2.5 million from the amount earned during the first nine months of 1993.  Contributing to this increase were both a higher net yield on earning assets, up 16 basis points from a year ago to 4.87%, and higher average earning assets, up $33.4 million from a year ago.  For the third quarter of 1994, taxable equivalent net interest income was $14.3 million,

     up $1.3 million from the third quarter 1993 level.  The net yield for the

     1994 quarter was 5.05%, up from 4.71% in 1993.  Average earning assets for the third quarter of 1994 were $1.1 billion, unchanged from the same period a year ago.

        Provisions for and activity in the allowance for loan losses are summarized as follows:

                              Three Months        Nine Months
                              Ended September 30, Ended September 30,
                              1994      1993      1994      1993
                                          (In Thousands)
      Beginning Allowance
       for Possible Loan
       Losses Balance         $18,927  $17,535   $18,917   $16,372
      Provision for
       Possible Loan Losses    1,000     1,650     3,400     4,950
      Loans Charged Off       (1,211)   (1,379)   (4,088)   (3,965)
      Loan Recoveries            373       230       860       679
                             -------   -------   -------   -------
      Ending Allowance for
       Possible Loan Losses
       Balance               $19,089   $18,036   $19,089   $18,036
                             =======   =======   =======   =======

        Noninterest income amounted to $5.6 million for the third quarter and

     $17.0 million for the first nine months of 1994, down 13% and 7%,

     respectively, from the same periods a year ago.  Trust Department revenue,

     at $3.0 million for the nine month period and $990,000 for the third quarter, remained at the same level as a year ago.  Service charges on deposit accounts, at $3.5 million for the first nine months and $1.1 million for the quarter, were up from a year ago due to higher levels of transaction activity and selected pricing actions.  Gains on sales of mortgage loans were $3.8 million lower than for the nine month period last year, and down $1.5 million for the third quarter, reflecting a lower volume of mortgage sales as refinancing activity was essentially eliminated because of higher interest rates, and lower margins were recorded on the sales which did occur.  Chittenden continues to sell most of its fixed rate residential mortgage production on the secondary market.  Mortgage servicing revenue was up 104%  for the first nine months and 201% for the third quarter of 1994 compared with the year-ago periods, reflecting the lack of amortization in 1994 of deferred premiums from previous loan sales,

     and a 16 % increase in the mortgage servicing portfolio to $713.8 million at September 30, 1994.  Revenue related to credit card activities was up

     47% for the first nine months and 37% for the third quarter of 1994,

     reflecting continued growth in cardholder and merchant areas.

        For the first nine months of 1994, noninterest expenses were $36.5 million, down 5% from the comparable 1993 level.  Salary expense for the first nine months was essentially unchanged from the same period last year.

     Employee benefits were up 11% for the first nine months reflecting higher pension expense and incentive accruals related to bank performance.

     Occupancy expenses were down 6% for the nine month period, reflecting nonrecurrence of write-offs taken in 1993 as part of the VerBanc acquisition.  F.D.I.C. insurance premiums were down 10% for the first nine months due to both a lower premium rate and lower deposit assessment levels.  Expenses connected with maintaining properties acquired by foreclosure reflected net credits for the nine month period, due to recovery of previously incurred expenses.  Credit card expenses increased by 44% for the nine month period, due to the higher volumes described above.  Other expenses declined by $1.8 million for the nine month period.

     These declines were primarily due to the nonrecurrence of one-time expenses associated with the VerBanc acquisition.  For the third quarter of 1994,

     noninterest expenses were $12.5 million, down 5% from the year-ago level.

     The reasons for the decline were substantially the same as for the nine-

     month improvement.

     CREDIT QUALITY

        Nonperforming assets include nonaccrual loans, restructured debt, and foreclosed real estate (Other Real Estate Owned).  As of September 30,

     1994, nonperforming assets totaled $9.2 million, down from $20.1 million a year earlier and $12.8 million at June 30, 1994.  Approximately $4.7 million in payments received, charge-offs, and sales of OREO during the quarter exceeded the addition of $1.1 million to total non-performing assets.  The allowance for loan losses stood at $19.1 million at September

     30, 1994, up from $19.0 million at June 30, 1994, and $18.0 million at

     September 30, 1993.  The allowance was 2.20% of loans at September 30,

     1994, compared with 2.25% at June 30, and 2.11% a year earlier.

        A summary of credit quality follows:

                              09/30/94  06/30/94  12/31/93  09/30/93
                              --------  --------  --------  --------
                                          (In Thousands)
   Nonaccrual Loans         $7,926   $11,225   $12,756   $16,466
   Restructured Debt           187       188       367       368
   Other Real Estate
    Owned (OREO)             1,125     1,388     2,619     3,954
                            ------   -------   -------   -------
   Total Nonperforming
    Assets (NPA)            $9,238   $12,801   $15,742   $20,788
                            ======   =======   =======   =======
   Loans Past Due 90 Days
    or More and Still
    Accruing Interest       $1,073      $751    $1,453    $2,488
   Allowance for Possible
    Loan Losses             19,089    18,927    18,917    18,036
   NPA as % of Loans plus
    OREO                      1.06%     1.52%     1.84%     2.42%
   Loss Allowance as % of
    Loans                     2.20      2.25      2.22      2.11
   Loss Allowance as % of
    Nonperforming Loans     235.29    165.84    144.15    112.13
   Loss Allowance as % of
    NPA                     206.64    147.86    120.17     86.76

  CAPITAL

     Common stockholders' equity totaled $103.1 million at September 30, 1994,

  up from $97.7 million at the end of December, 1993. Compared with the year-end level, current equity reflects the net income of $11.3 million posted for the first nine months of 1994, the increase of $4.1 million in the valuation allowance for net unrealized losses on investment securities available for sale, and dividends paid to stockholders of $2.1 million.  The valuation allowance reflects adoption of Statement of Financial Accounting Standards No.

  115, "Accounting for Certain Investments in Debt and Equity Securities."

     "Tier One" capital, consisting entirely of common equity, measured 11.95%

  of risk-weighted assets.  Total capital, including the "Tier Two" allowance for loan losses, stood at 13.32% of risk-weighted assets.  The leverage capital ratio was 8.83%.  These ratios placed Chittenden in the

  "well-capitalized" category according to regulatory standards.

  LIQUIDITY

     The Company's liquidity and rate sensitivity are monitored by the Bank's asset and liability committee.  This committee meets regularly to review and direct the Bank's lending and investment activities, as well as its deposit-

  gathering functions.

     The measure of an institution's liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price.  At September 30, 1994, the Company maintained cash balances and short-term investments of approximately $98.5 million,

  compared with $195.2 million at December 31, 1993. Investment securities available or held for sale were $218.0 million at September 30, 1994, compared with $150.7 million at year-end 1993. During the first nine months of 1994,

  the Company continued to be an average daily net seller of Federal Funds.

                                      SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CHITTENDEN CORPORATION


          November 14, 1994        BY:____________________________
          DATE                        Paul A. Perrault
                                      President and Chief
                                      Executive Officer





          November 14, 1994        BY:____________________________
          DATE                        Nancy Rowden Brock
                                      Treasurer

                                      SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CHITTENDEN CORPORATION



          November 14, 1994          BY: S/Paul A. Perrault
          DATE                           Paul A. Perrault
                                         President and Chief
                                         Executive Officer





          November 14, 1994          BY: S/Nancy Rowden Brock
          DATE                           Nancy Rowden Brock
                                         Treasurer