Form 10-Q/A
period 1994-09-30
CHITTENDEN CORP /VT/
filed 1994-12-07
CIK 200138

[DESCRIPTION]
<COVER>
December 2, 1994

Securities and Exchange Commission
450 5th Street
Washington, D.C. 20549

RE:  CHITTENDEN CORPORATION - REGISTRATION NO. 0-7974
     QUARTERLY REPORT AMENDMENT (ON FORM 10-Q/A)

Gentlemen:

Pursuant to the requirements of Rule 13a-13 under the Securities Exchange Act of 1934, there is appended to this transmittal, an electronic file of the amended Cash Flow dated 09-30-94 (on Form 10-Q/A) previously filed on
November 14, 1994 (on Form 10-Q) of Chittenden Corporation, Two Burlington Square, Burlington, Vermont 05401 for the nine months ended September 30, 1994.

If you have questions concerning this amendment, please telephone the undersigned at (802) 660-1410.

Kindly acknowledge receipt of this letter by Compuserve E-Mail.

Thank you.

Very truly yours,

S/F. SHELDON PRENTICE
SECRETARY

</COVER>