Form 10-K
period 1993-12-31
CHITTENDEN CORP /VT/
filed 1994-12-28
CIK 200138

[DESCRIPTION]     1993 10K FILING
<COVER>


March 31, 1994


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


RE:	CHITTENDEN CORPORATION - REGISTRATION NO. 0-7974
   	ANNUAL REPORT (ON FORM 10-K)


To Whom It May Concern:

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, there is, appended to this transmittal, an electronic file of the Annual Report (on Form 10-K) of Chittenden Corporation, Two Burlington Square, Burlington, Vermont (the "Corporation"), for the year ended December 31, 1993. Several additional copies of the Corporation's 1993 Annual Report will be mailed.

The Corporation will wire the filing fee of $250.00 via Fedwire.

If any questions concerning this Annual Report, please telephone the undersigned at (802) 660-1410.

Kindly acknowledge receipt of this letter by Compuserve Email.

Thank you.

Very truly yours,

F.SHELDON PRENTICE
Secretary


FSP/mgm




SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

	 FORM 10-K

	Annual Report Pursuant to Section 13 or 15(d) of the
	Securities Exchange Act of 1934

	For the Fiscal Year Ended December 31, 1993
	Commission File Number 0-7974


	CHITTENDEN CORPORATION
	(Exact name of registrant as specified in charter)

	         Vermont                     03-0228404
  (State of Incorporation)  (IRS Employer Identification No.)

         Two Burlington Square
         Burlington, Vermont	                       05401
(Address of Principal Executive Offices)         (Zip Code)

	Registrant's telephone number:  802-658-4000

Securities registered pursuant to Section 12(g) of the Act:

	$1.00 par value common stock
	(Title of Class)

Indicate by check mark whether the registrant (l) has filed all reports to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during t he preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  YES  X     NO     .

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant, based on the average of the high and low prices of such stock on March 4, 1994, as reported on NASDAQ, was $113,339,390.

At March 4, 1994, there were 6,227,439 shares of the Registrant's common stock issued and outstanding.



	DOCUMENTS INCORPORATED BY REFERENCE

The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

l.  Proxy Statement for 1994 Annual Meeting of Registrant's Stockholders:
    Part III, Items 10, 11, 12, 13.

2.  Proxy Statement for 1994 Annual Meeting of Registrant's Stockholders:
    Part I, Item 4.

3.  Annual Report to Stockholders for fiscal year ended December 31, 1993:
    Part I, Items l, 2, 3; Part II, Items 5, 6, 7, 8, 9; and Part IV, Item 14.

PART I
Item l.  Business

Chittenden Corporation (the "Company"), a Vermont corporation organized in 1971, is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. Assets of the Company were $1,231,003,000 at December 31, 1993.
The Company is the holding company parent of Chittenden Trust Company, and as of December 31, 1993, owned 100% of the outstanding common stock of that bank.

The Company's principal executive offices are located at Two Burlington Square, Burlington, Vermont 05401; telephone number: 802-660-4000.

Chittenden Trust Company

Chittenden Trust Company ("Chittenden Trust") was chartered by the Vermont Legislature as a commercial bank in 1904, and is the largest bank in Vermont, based on total deposits of $1,034,764,000 and total assets of $1,223,701,000 at December 31, 1993.

Chittenden Trust has its principal offices in Burlington, Vermont and has 40 additional locations in Vermont, of which two are free standing automated teller machines ("ATM's"). (See Item 2, "Properties"). Since
December 1, 1983, all offices of Chittenden Trust have used the trade name "Chittenden Bank".

Chittenden Trust offers a wide range of banking services, including the acceptance of demand, savings, and time deposits. As of December 31, 1993, total time and savings deposits amounted to $875,441,000 or 85% of total deposits.

Chittenden Trust offers a variety of lending services. The largest loan category is real estate mortgage loans, which amounted to 73% of total loans outstanding at December 31, 1993. The largest classification of real estate mortgage loans is loans secured by residential properties including home equity loans, which amounted to 47% of total loans outstanding at December 31, 1993. Home equity loans as a seperate group amounted to 8% of loans at December 31, 1993. The remaining real estate mortgage loans are commercial related and primarily owner occupied or investment properties.

Consumer loans outstanding at December 31, 1993 were 15% of total loans, constituting the second largest category. These include direct and indirect installment loans, student loans and revolving credit.

Commercial loans outstanding at December 31, 1993 amounted to 13% of total loans. These loans are made to a variety of businesses, including retail concerns, small manufacturing businesses, and larger corporations.

In making commercial loans, Chittenden Trust occasionally solicits the participation of other Vermont banks or correspondent banks and other financial investors outside the State. Chittenden Trust also occasionally participates in loans originated by other banks. A small amount of Chittenden Trust's commercial loans are made under programs administered by the Vermont Industrial Development Authority, the U.S. Small Business Administration, or the U.S. Farmers Home Administration. These loans contain repayment guarantees by the agency involved in varying amounts up to 90% of the original loan.

All of Chittenden Trust's loans, except a small volume of loans (less than 1% of total loans as December 31, 1993), are made to individuals and businesses located in Vermont. Lending is particularly active in Chittenden County, where the main office of Chittenden Trust and 17 of its 38 branch offices are located. Chittenden County also has the highest concentration of business and population in Vermont, with approximately 132,821 persons, or 23.6% of the State's residents.

Chittenden Trust provides personal trust services, including services as executor, trustee, administrator, custodian and guardian, and corporate trust services, including services as trustee for pension and profit sharing plans.

Chittenden Trust offers data processing services consisting primarily of payroll and automated clearing house for several outside clients. The services are performed by Systematics, Inc., a data processing facilities management firm based in Little Rock, Arkansas, and Chittenden Trust.

Chittenden Trust provides financial and investment counseling to municipalities and school districts within its service area and also provides central depository, lending, payroll, and other banking services for such customers.

Chittenden Trust also provides safe deposit facilities, MasterCard, and VISA credit card services.

Chittenden also offers certain non-bank, investment products through a dual-employee contractual relationship with Link Investment Services, Inc.


COMPETITION

There is vigorous competition in Vermont for all aspects of the banking and related financial services presently engaged in by the Company and its subsidiaries.

Chittenden Trust competes with Vermont banks and metropolitan banks based in southern New England and New York City to provide commercial banking services to businesses. Many of these out-of-state banks have greater financial resources than those of Vermont banks and are actively seeking financial relationships with promising Vermont enterprises. Two out-of-state banks have acquired in-state banks; Bank of Boston acquired Bank of Vermont, and Arrow Financial acquired United Bancorp. Regulatory changes in the banking industry have permitted thrift institutions to engage in commercial lending activities. As a result, local bank competition has intensified.

In the retail market for financial services, competitors include other banks, credit unions, finance companies, thrift institutions and, increasingly, brokerage firms, insurance companies, and mortgage loan companies. Interest rate competition for the investments of individuals has accelerated with the enactment of the Garn-St. Germain Depository Institutions Act, which phased-out interest rate ceilings applicable to certain deposit accounts. Money market deposit accounts and short term flexible-maturity certificates of deposit offered by the Company's banking subsidiary compete with investment account offerings of brokerage firms and, more recently, with new products offered by insurance companies.

The banking subsidiary also competes for personal and commercial trust business with investment advisory firms, mutual funds, and insurance companies.

SUPERVISION AND REGULATION

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the "Act") and is registered as such with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report and such other information as may be required. The Federal Reserve Board may also make examinations of the Company.

The Act requires every bank holding company to obtain prior approval of the Federal Reserve Board before acquiring substantially all the assets of direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not already majority-owned. The Act also prohibits a bank holding company, with certain exceptions, from itself engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities. One of the principal exceptions to these prohibitions is for engaging in or acquiring shares of a company engaged in activities found by the Federal Reserve Board by order or regulation to be so closely related to banking or managing banks as to be a proper incident thereto. The Act prohibits the acquisition by a bank holding company of more than 5% of the outstanding voting shares of a bank located outside the state in which the operations of its banking subsidiaries are principally conducted, unless such an acquisition is specifically authorized by statute of the state in which the bank to be acquired is located. Under Section 106 of the 1970 amendments to the Act and regulations of the Federal Reserve Board, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or services.

Chittenden Trust is a federally insured bank organized under the Banking Law of the State of Vermont. Accordingly, its operations are subject to State laws applicable to commercial banks with trust powers and to regulation by the Department of Banking and Insurance of the State of Vermont and the Federal Deposit Insurance Corporation.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which went into effect on December 19, 1992, made extensive changes to the federal banking laws. Among other changes, FDICIA requires federal bank regulatory agencies to take prompt corrective action to address the problems of undercapitalized banks. Through the issuance of appropriate prompt corrective action directives to certain undercapitalized institutions, federal bank regulatory agencies may require recapitalization, apply broader restrictions on transactions with affiliates, limit interest rates paid on deposits, limit asset growth and other activities, require possible replacement of directors and officers, and restrict capital distributions by any bank holding company controlling the institution.

With certain exceptions, FDICIA prohibits state banks from engaging, as principals, in activities that are not permissible for national banks. In addition, FDICIA amends federal statutes governing extensions of credit to directors, executive officers and principal shareholders of banks, savings associations and their holding companies, limits the aggregate amount of a depository institution's loans to insiders, restricts depository institutions that are not well capitalized from accepting brokered deposits without an express waiver from the FDIC and imposes certain advance notice requirements before closing a branch. FDICIA also requires the FDIC to institute a system of risk-based deposit insurance assessments and requires depository institutions to make additional disclosures to depositors with respect to the rate of interest and terms of consumer deposit accounts.

EMPLOYEES

The Company and its subsidiaries on December 31, 1993 employed 744 persons, with a full-time equivalency of 704 employees. The Company enjoys good relations with its employees. A variety of employee benefits, including health, group life and disability income replacement insurance, a funded, non-contributory pension plan, and an incentive savings and profit sharing plan, are available to officers and employees.

SELECTED STATISTICAL INFORMATION

Certain consolidated financial data about the business of the Company and its subsidiaries, principally Chittenden Trust, is contained on pages 13-36 of the Company's 1993 Annual Report to Stockholders, which is specifically incorporated herein by reference.

ITEM 2.  PROPERTIES

The Company's principal banking subsidiary, Chittenden Trust, operates banking facilities in 41 locations in Vermont.

The offices of the Company and its non-banking subsidiaries are located in the main office of the Chittenden Trust, which occupied all of the five-floor Chittenden Building at Two Burlington Square in Burlington as of
December 31, 1993.  The Chittenden Building is owned by Chittenden Trust.

The offices of Chittenden Trust are in good physical condition with modern equipment and facilities considered adequate to meet the banking needs of customers in the communities serviced.



ITEM 3.	 Legal Proceedings

A number of legal claims against the Company arising in the normal course of business were outstanding at December 31, 1993. Management, after reviewing these claims with legal counsel, is of the opinion that these matters, when resolved, will not have a material effect on the consolidated financial statements.

Note 12 of the Consolidated Financial Statements appearing on page 31 of the Company's 1993 Annual Report to Stockholders contains a discussion of one legal claim, Walsh v. Chittenden Corp., et.al., which is a class action, and is specifically incorporated herein by reference.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters.

PART II
ITEM 5.	Market For Registrant's Common Equity and Related Stockholder Matters

Information regarding the market in which the Company's common stock is traded, the quarterly high and low bid quotations for the Company's common stock during the past five years is included in the Company's 1993 Annual Report to Stockholders on page 55, and is specifically incorporated herein by reference. The approximate number of stockholders at March 4, 1994 was 3,063. Note 8 of the Consolidated Financial Statements appearing on page 26 of the Company's 1993 Annual Report to Stockholders contains a discussion of restrictions on dividends, which is specifically incorporated herein by reference.

ITEM 6.	 Selected Financial Data

A five-year summary of selected consolidated financial data for the Company and its subsidiaries is included on page 39 of the Company's 1993 Annual Report to Stockholders, and is specifically incorporated herein by reference.

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results
of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations is included on pages 40-52 of the Company's 1993 Annual Report to Stockholders specifically incorporated herein by reference.

ITEM 8.	 Financial Statements and Supplementary Data

The following consolidated financial statements of the Company and its subsidiaries appear in the Company's 1993 Annual Report to Stockholders at the pages indicated and are incorporated herein by reference:
                                                      Page

  Independent Auditors' Reports                       37-38

  Consolidated Balance Sheets at
  December 31, 1993 and 1992                             13

  Consolidated Statements of Income for
  the Years Ended December 31, 1993, 1992, and 1991       14

  Consolidated Statements of Changes in
  Stockholders' Equity for the Years Ended
  December 31, 1993, 1992, and 1991                       15

  Consolidated Statements of Cash Flows for the Years
  Ended December 31, 1993, 1992, and 1991                 16

  Notes to Consolidated Financial Statements           17-36

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure

There were no disagreements with accountants on accounting principles, or practices, or financial statement disclosure. Arthur Andersen & Co. are the principal accountants for Chittenden Corporation as of and for the year ended December 31, 1993. KPMG Peat Marwick were the principal accountants for Chittenden Corporation for prior periods presented in this Annual Report.
On December 28, 1992, that firm was notified that they would be terminated as principal accountants upon completion of the audit of the consolidated financial statements of the Chittenden Corporation as of and for the year ended December 31, 1992, and Arthur Andersen & Co. would be engaged as principal accountants. The decision to change accountants was approved by the Audit Committee of the Board of Directors and by the Board of Directors.

In connection with the audits of the fiscal years ended December 31, 1993, 1992, and 1991, there were no disagreements with Arthur Andersen & Co. or KPMG Peat Marwick on any matter of accounting principles or practices, financial statement disclosure, or auditing scope.

The audit reports of Arthur Andersen & Co. and KPMG Peat Marwick on the consolidated financial statements of Chittenden Corporation and as of and for the years ended December 31, 1993, 1992, 1991 did not contain any adverse opinion or disclaimers of opinion nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.







PART III

ITEM 10. Directors and Executive Officers of the Registrant

Information regarding the directors and director-nominees of the Registrant is included in the Company's definitive Proxy Statement for the 1994 Annual Meeting of Stockholders at pages 5-10, and is specifically incorporated herein by reference.

At December 31, 1993, the principal officers of the Company and its principal subsidiary, Chittenden Trust, with their ages, positions, and years of appointment, were as follows:


                               Year
Name and              Age      Appointed             Positions


Barbara W. Snelling, 66       1990                 Chair of the Company

Paul A. Perrault, 42          1990                 President and Chief
                                                   Executive Officer of
                                                   the Company and
                                                   Chittenden Trust

Lawrence W. Deshaw, 47        1990                 Executive Vice
                                                   President of the
                                                   Company and Chittenden
                                                   Trust

William R. Heaslip, 49         1988                Executive Vice
                                                   President of the
                                                   Company and of
                                                   Chittenden Trust for
                                                   Trust Services

John W. Kelly, 44              1990                Executive Vice
                                                   President of the
                                                   Company and
                                                   Chittenden Trust

Nancy Rowden Brock, 37         1984                Treasurer of the
                                                   Company and Senior
                                                   Vice President,
                                                   Chief Financial Officer,
                                                   and Treasurer of
                                                   Chittenden Trust

F. Sheldon Prentice, 43         1985               Secretary of the
                                                   Company and Senior
                                                   Vice President,
                                                   General Counsel, and
                                                   Secretary of Chittenden Trust

John P. Barnes, 38              1990               Senior Vice President of
                                                   Chittenden Trust

Danny H. O'Brien, 43            1990               Senior Vice President of
                                                   Chittenden Trust

All of the current officers, with the exceptions of Messrs. Perrault and Kelly, have been principally employed in executive positions with Chittenden Trust for more than five years. Mr. Perrault was President of Bank of New England - Old Colony Bank located in Providence, Rhode Island. Mr. Kelly was Executive Vice President and the head of commercial lending division of Bank of New England - Old Colony in Providence, Rhode Island.

In accordance with the provisions of the Company's By-Laws, the officers, with the exception of the Secretary, hold office at the pleasure of the Board of Directors. The Secretary is elected annually by the Board of Directors.

ITEM 11. Executive Compensation

Information regarding remuneration of the directors and officers of the Company is included in the Company's definitive Proxy Statement for the 1994 Annual Meeting of Stockholders at pages 4-10 and is specifically incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Information regarding the security ownership of directors and director-nominees of the Company, all directors and officers of the Company as a group, and certain beneficial owners of the Company's common stock, as of February 3, 1994, is included in the Company's definitive Proxy Statement for its 1994 Annual Meeting of Stockholders, at pages 4-10, and is specifically incorporated herein by reference.

There are no arrangements known to the registrant which may, at a subsequent date, result in a change of control of the registrant.

ITEM 13. Certain Relationships and Related Transactions

Information regarding certain relationships and transactions between the Company and its Directors, Director-Nominees, Executive Officers, and family members of these individuals, is included in the Company's definitive Proxy Statement for its 1994 Annual Meeting of Stockholders at page 10, and is specifically incorporated herein by reference.

PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents Filed as Part of this Report were filed as a full document and a segment filing on the EDGAR system called Annual.

(l)	 Financial Statements

The following consolidated financial statements of the Company and its subsidiaries appear in the Company's 1993 Annual Report to Stockholders
                                                           Page

Independent Auditors' Reports                            37-38

Consolidated Balance Sheets at
December 31, 1993 and  1992                                 13

Consolidated Statements of Income for
the Years Ended December 31, 1993,
1992, and 1991                                              14

Consolidated Statements of Changes in
Stockholders' Equity for the Years Ended
December 31, 1993, 1992, and 1991                           15

Consolidated Statements of Cash Flows for the Years
Ended December 31, 1993, 1992, and 1991                     16

Notes to Consolidated Financial Statements               17-34

(2)Financial Statement Schedules

There are no financial statement schedules required to be included in this report.

(4) Exhibits
The following are included as exhibits to this report:

3.   By-Laws of the Company, as amended, incorporated herein by reference to
     Exhibit 3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1985.

3.01 Amendment to the By-Laws of the Company, dated February 16, 1988, incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

3.02 Amendment to the By-Laws of the Company, dated January 17, 1990, incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

3.03 Amendment to the By-Laws of the Company, dated June 19, 1991, incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

3.1 Articles of Association of the Company, as amended, incorporated herein by reference to the Proxy Statement for the 1994 Annual Meeting of Stockholders.

4.2 Agreement regarding furnishing the instruments defining rights of holders of long-term debt, incorporated herein by reference to Exhibit 4.5 to Registration No. 2-89460 under the Securities Act of 1933.

4.31 Statement of the Company regarding its Dividend Reinvestment Plan is attached and made part of the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

10.1 The Company's Employee Stock Purchase Plan, incorporated herein by reference to Appendix A to Registration No. 2-69030 under the Securities Act of 1933.

10.2 Deferred Directors Compensation Plan, dated April 1972, as amended
     December	1976, August 1980, and March 1983, incorporated herein by
     reference to Exhibit 10.2 to Registration No.2-89460 under the Securities Act of 1933.

10.21 1986 and 1987 Amendments to Directors Deferred Compensation Plan, incorporated here in by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

10.22 1990 Amendment to Directors Deferred Compensation Plan, incorporated herein by reference to the Company's Annual Report on form 10-K for the year ended December 31, 1991.

10.23 1992 Amendment to Deferred Directors Compensation Plan,incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

10.3  Trust Agreement and Pension Plan of Chittenden Trust, dated
      December 1, 1969, with amendments thereto, incorporated herein by reference to Exhibit 15 to Registration No. 2-50893 under the Securities Act of 1933.

10.4 Amendments to Trust Agreement and Pension Plan of the Company are attached and made part of the Company's Annual Report on form 10-K for the year ended December 31, 1993.

10.8 Executive Incentive Compensation Plan dated May l, 1984, incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1985.

10.9 Incentive Savings and Profit Sharing Plan, incorporated herein by reference to Exhibit 10.10 to the Company Annual Report on Form 10-K for the year ended December 31, 1984.

10.10 The Company's Stock Option Plan, incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended
      December 31, 1984.

10.11 The Company's Stock Option Plan, incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.


10.12 The Company's Restricted Stock Plan, incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended
      December 31, 1984.

11.   Computation of fully diluted earnings per share.
13.   The Company's 1993 Annual Report to Stockholders.
22.   List of subsidiaries of the Registrant.
28.   The Proxy Statement for the Company's 1994 Annual Meeting of
      Stockholders.






EXHIBIT 4.31
DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

THE COMPANY

Chittenden Corporation (the "Company") is a holding company whose principal subsidiary is Chittenden Bank. The Bank provides a full range of financial services and has 40 locations throughout Vermont. Executive offices are located at Two Burlington Square, Burlington, Vermont 05401.

DESCRIPTION OF THE PLAN

The Dividend Reinvestment and Stock Purchase Plan (the "Plan") for Stockholders of Chittenden Corporation gives participants the opportunity to reinvest dividends in additional shares of the Company's common stock and make optional cash investments in a convenient and cost-free manner without commissions or fees.

1)  What is the purpose of the Plan?

The purpose of the Plan is to provide each eligible holder of Chittenden Corporation Common Stock with a convenient method of investing cash dividends and making optional cash investments.

2)  What are the advantages to stockholders participating in the Plan?

a)  Cash dividends on all shares of Common Stock are automatically reinvested.

b) Additional amounts may be invested by making payments of between $25 and $10,000 quarterly.

c) Dividends are reinvested and optional cash investments are made without commissions or fees.

d) Dividends on fractions as well as full shares will be reinvested in additional shares and credited to participants' accounts.

e) Quarterly statements of account provide participants with a record of each transaction.

f)  The Agent provides safekeeping of stock certificates.

3)  Who administers the Plan for participants?

Bank of Boston is the Agent for participating stockholders and keeps a continuing record of participants' accounts, sends quarterly statements to participants and performs other duties relating to the Plan. Common Stock purchased under the Plan is registered in the name of the nominee of the Agent. Should Bank of Boston cease to act as Agent under the Plan, another agent will be appointed by the Company.

4)  Who is eligible to participate?

All stockholders of record of Common Stock are eligible to participate in the Plan. Shares registered in the name of a broker or nominee must be transferred to the owner's name before they can be enrolled in the Plan.

5)  How can an eligible stockholder participate?

An eligible stockholder may participate in the Plan by reviewing this brochure, signing the authorization card, and returning it to Bank of Boston. A postage-paid envelope is provided for this purpose. Additional authorization cards may be obtained at any time by contacting Stockholder Relations, Chittenden Corporation, or Bank of Boston.

6)  When may a stockholder join the Plan?

A stockholder of record may join the Plan at any time if the authorization card is received by Bank of Boston ten days prior to a record date for a dividend. That dividend and any optional cash investment will be invested in additional shares of Common Stock. If the authorization card is received by Bank of Boston after the tenth day before a record date for a dividend, plan membership will not start until the next following dividend. Record dates are usually about two weeks before dividend payment dates, which are normally in the first business week of February, May, August and November.

7) Are there any expenses to participants in connection with purchases under the Plan?

No. Participants pay no commissions or fees for purchases made under the Plan. All administration costs are paid by the Company. However, a participant who withdraws from the Plan and directs Bank of Boston to sell Plan shares will pay a fee of 5% of the value of the transaction ($1.00 minimum up to a maximum of $10,000).

8)  How many shares of Common Stock will be purchased for participants?

The number of shares purchased for a participant's account is determined by the amount of the dividend, the amount of any optional cash payments and the price of Common Stock. Accordingly, you cannot purchase a previously specified number of shares. Your account will be credited on the settlement date with the number of shares, including fractions computed to three decimal places, equal to the total amount invested in your name divided by the purchase price per share.

9)  What will be the price of Common Stock purchased under the Plan?

The price paid by participants for their shares will be the average purchase price of all shares purchased on the investment date. Purchase(s) may be made in the over-the-counter market or in negotiated transactions and may take more than one day to complete.

In making purchases for a participant's account, the Agent may commingle the participant's funds with those of other stockholders participating in the Plan. The Agent has no responsibility for the value of stock acquired for a participant's account. The Agent will invest dividends promptly, and in no event more than 30 days after their receipt except where temporary curtailment or suspension of purchases is necessary to comply with applicable provisions of the Federal Securities Law.

10) Will certificates be issued automatically to participants for shares of Common Stock purchased under the Plan?

No. Shares of Common Stock purchased under the Plan will be registered in the name of the Agent (or its nominee) as Agent for the participant. However, at any time, a participant may request in writing that the Agent issue, at no cost to the participant, certificates for any number of whole shares credited to the participant's account under the Plan. A withdrawal/termination form is provided on the reverse side of the quarterly account statement for this purpose or participants may contact Stockholder Relations, Chittenden Corporation. Any remaining whole or fractional shares, for which certificates are not requested, will continue to be credited to the participant's account under the Plan.

11)  What is safekeeping of certificates?

Certificates representing the Common Stock of the Company now held by you may be submitted to Bank of Boston and consolidated with shares purchased for you under the Plan. The certificates, together with a letter of instruction, must be sent to Bank of Boston by certified or registered mail, return receipt requested. The certificates need not be endorsed.

The Agent will cancel the certificates, credit your account with the appropriate number of shares and will treat such shares in the same manner as shares purchased for your account under the Plan.

12)  How are optional cash investments made?

Optional cash investments may be made after a stockholder has submitted an authorization form and has become a participant in the Plan. Any number of checks between $25 and $10,000 may be sent for investment in each quarter, total not to exceed $10,000 per calendar quarter, checks for more or less than these amounts will be returned to the participant. For investments to be processed, checks must be received by Bank of Boston between 5 business and 30 calendar days before a quarterly dividend date. Interest will not be paid on funds being held for investment. It is in your best interest to deliver any optional cash payments before the 5th business day preceding the dividend payment date. Checks in U.S. funds should be sent payable to:

Bank of Boston
Dividend Reinvestment Department
Box 1681, Mail Stop 45-01-06
Boston, MA  02105

Payments to any other address do not constitute valid delivery.

Dividends on all shares purchased through optional investments, and credited to the participant's account, will be reinvested in additional shares on subsequent dividend payment dates.

13)  What reports will be sent to participants in the Plan?

Each participant will receive a quarterly statement shortly after each dividend payment date. These statements are the record of the cost of purchases and should be retained for tax purposes.

In addition, each participant will receive copies of all of the Company's mailings to stockholders.

14)  When may a participant withdraw from the Plan?

A participant may withdraw by notifying the Agent, in writing, so that the Agent receives the notice before a record date. All subsequent dividends will then be paid to the participant in cash unless the participant re-enrolls in the Plan. If notice of withdrawal is received by the Agent after a record date, that dividend will be reinvested, but all subsequent dividends will be paid in cash. Any optional cash payments which have not yet been invested will be refunded if a written request for refund or withdrawal from the Plan is received by the Agent at least 48 hours prior to a dividend payment date.

15)  How does a participant withdraw from the Plan?

To withdraw from the Plan, a participant must contact Stockholder Relations at Chittenden Corporation or fill out the form on the top of the quarterly statement and send it to the Agent. The participant may choose one of two options when withdrawing:

   1) Ask that certificates for whole shares be issued and sent with a check for any fractional share. The fractional share will be valued at the current market price of Common Stock.

   2) Request that all full and fractional shares be sold and that a check for the proceeds be sent less 5% of the value of the transaction ($1.00 minimum up to a maximum of $10.00). The sale will be made at the then current market price. All information regarding the sale of stock is furnished to the Internal Revenue Service.

Selling participants should be aware that Common Stock prices may fall during the period between a request for sale, its receipt by the Agent and the ultimate sale in the open market within ten trading days after receipt. This risk is borne solely by the participant.

No check will be mailed prior to settlement of funds which is five business days (one week) after the sale of shares.

16) What happens when a participant sells or transfers stock held in certificate form?

A Plan participant holds shares in two ways: in certificate form and through nominee name under the Agent. If certificates are sold or transferred, but the participant does not withdraw from the Plan, dividends on any remaining whole or fractional shares held for the participant in nominee name under the Plan will continue to be reinvested.

17) What happens if the Company issues a stock dividend or declares a stock split?

Full and fractional shares from stock dividends or splits on all shares participating in the Plan, whether held by the Agent or by the participant, will be credited to a participant's account and subsequent dividends will be reinvested.

18)  How will a participant's stock be voted at meetings of stockholders?

If a properly signed proxy card is returned, it will be voted as instructed or, if there are not any contradictory instructions, it will be voted with management. If the proxy card is not returned, or is returned unsigned, it will not be voted unless the participant votes in person.

19)  What are the federal income tax consequences of participation in the Plan?

The calculated dividend payment which is reinvested for a participant in a given tax year is taxable in that year as income. The reinvestment of dividends does not relieve the Participant of any income taxes which may be payable on such dividends. The Agent will report to each participant and the IRS for tax purposes the dividends credited to an account in each calendar year.

There is no additional taxable income on certificates for whole shares which have previously been credited to the participant's account under the Plan. However, a participant who receives a cash adjustment for a fraction of a share may have a gain or loss on that fraction. A taxable gain or loss, which is the difference between the amount the participant receives for shares and the tax basis thereof, may be realized by the participant when shares are sold.

All participants are urged to consult with their own tax advisors regarding the particular federal, state and local tax consequences of their participation in the Plan.

20)  What is the responsibility of the Company and the Agent under the Plan?

Neither the Company nor the Agent will be liable for any act or omission to act done in good faith. This includes, without limitation, any claim of liability arising out of failure to terminate a participant's account upon a participant's death prior to receipt of notice in writing of such death.

The Company and the Agent cannot assure a profit or protect the participant against a loss on the shares purchased under the Plan.

The Company and the Agent reserve the right to interpret and regulate the Plan as may be necessary or desirable.

21) What provision is made for foreign stockholders whose dividends are subject to income tax withholding?

In the case of participating foreign holders of Common Stock, whose dividends are subject to United States income tax withholding, the Agent will reinvest an amount equal to the dividends less the amount of tax required to be withheld. Quarterly statements will be mailed confirming purchases made for foreign participants.

Optional cash investments received from foreign stockholders must be in United States dollars.

22)  Can the Plan be changed or discontinued?

The Company reserves the right to suspend, modify or terminate the Plan at any time. Notice of any such suspension, modification or termination will be sent to all participants.

23)  How can I get more information about the Plan?

To make inquires or obtain additional information please contact:

   F. Sheldon Prentice, Secretary
   Eugenie J. Fortin, Assistant Secretary
   Chittenden Corporation
   Two Burlington Square
   Burlington, VT  05401
   (802) 660-1412
   (800) 642-3158

         or

   Bank of Boston
   Shareholder Services
   P.O. Box 644, Mail Stop 45-02-09
   Boston, MA  02102-0644
   (617) 575-2900

Plan revised
January 1994




EXHIBIT 10.4

FIRST AMENDMENT TO THE PENSION PLAN FOR EMPLOYEES OF THE CHITTENDEN CORPORATION (As Amended and Restated Effective December 1, 1984)

WHEREAS, Chittenden Corporation (the "Corporation") presently provides retirement benefits for certain of its employees pursuant to the terms of the

Pension Plan for Employees of the Chittenden Corporation (the "Plan"); and

WHEREAS, the Corporation desires to amend the Plan to provide a cost of living increase to retirement benefits in pay status for Plan participants;

NOW THEREFORE, the Plan is hereby amended by adding the following new Section

5.11 to Article V:

"Any member or Beneficiary whose Pension entered pay status not later than

December 31, 1985 shall have such Pension increases by a cost of living increase percentage determined in accordance with the following schedule:

Date of which Pension                             Cost of Living
First Entered Pay Status                        Increase Percentage
- ------------------------                        --------------------
    Prior to January 1, 1982                                10%
January 1, 1982 through December 31, 1982                    8
January 1, 1983 through December 31, 1983                    6
January 1, 1984 through December 31, 1984                    4
January 1, 1985 through December 31, 1985                    2

Such percentage increase shall, however, be applied to the amount of Pension in pay status as of December 31, 1986 to such Members or Beneficiaries, and shall commence with the payment due on January 1, 1987."

This First Amendment shall be effective as of December 31, 1986.

IN WITNESS WHEREOF, the foregoing amendment having been duly approved and adopted by the Board of Directors of Chittenden Corporation, the Board has

caused this amendment to be executed in their name and on their behalf by the Chairman and Chief Executive of the Corporation thereunto duly authorized this 15th day of October, 1986.


                                          CHITTENDEN CORPORATION


                                           BY:  Cynthia D. LaWare
                                                -----------------------

                                        TITLE:  Senior Vice President
                                                ------------------------

ATTEST:  John F. McAteer
         --------------------
         Secretary








AMENDMENT NUMBER TWO TO THE PENSION PLAN FOR EMPLOYEES OF THE CHITTENDEN CORPORATION
(As Amended and Restated Effective December 1, 1984)

WHEREAS, Chittenden Corporation (the "Principal Employer") adopted the Pension

Plan for Employees of the Chittenden Corporation (the "Plan") as amended and restated effective December 1, 1984; and

WHEREAS, Section 11.1 permits the Principal Employer to Amend the Plan; and

WHEREAS, the Principal Employer desires to amend the Plan to change the Plan

Year;

NOW, THEREFORE, the Plan is hereby amended effective December 1, 1992, and follows:

Section 2.1.27 is amended by adding the following to the end thereof:

    "Effective January 1, 1993, the Plan Year shall be the calendar year, with a short Plan Year for the period beginning December 1, 1992, and ending

     December 31, 1992."

IN WITNESS WHEREOF, the foregoing amendment having been duly approved and adopted by the Board of Directors of Chittenden Corporation, the Board has

caused this amendment to be executed in their name and on their behalf by the

Officer of the Corporation thereunto duly authorized this 31st day of

December, 1992.



                                           CHITTENDEN CORPORATION

                                           BY:  F. Sheldon Prentice
                                               ----------------------

                                        TITLE: Secretary
                                               -----------------------

ATTEST:  Eugenie J. Fortin
         ----------------------
         Asst. Secretary




AMENDMENT NUMBER THREE TO THE PENSION PLAN FOR EMPLOYEES OF THE CHITTENDEN CORPORATION
(As Amended and Restated Effective December 1, 1984)

WHEREAS, Chittenden Corporation (the "Principal Employer") adopted the Pension Plan for Employees of the Chittenden Corporation (the "Plan") as amended and restated effective December 1, 1984; and

WHEREAS, Section 11.1 permits the Principal Employer to amend the Plan; and

WHEREAS, the Principal Employer desires to amend the Plan;

NOW, THEREFORE, the Plan is hereby amended effective July 1, 1993, and follows:

Section 3.2 is amended by adding the following to the end thereof:

  (E) Notwithstanding anything herein to the contrary, an Employee of the Principal Employer who was an Employee of Bellows Falls Trust Company before it was acquired by the Principal Employer shall receive credit for purposes of this Section 3.2 for any service with the former Bellows Falls Trust Company, provided such service would have been considered Eligibility Service in accordance with paragraph (A) of
      Section 3.2.

Section 3.3 is amended by adding the following to the end of thereof:

   (F) An Employee of Bellows Falls Trust Company who becomes a Member of this plan shall receive credit for purposes of this Section 3.3 for all services with the former Bellows Falls Trust Company through June 30, 1993 which would have been credited under the Bellows Falls Trust Company Pension Plan in the determination of the amount of accrued benefit under the provisions of the Bellows Falls Trust Pension Plan.
       In no event shall the Employee receive a lesser benefit than accrued as of June 30, 1993, under the provisions of that former plan.

Section 5.5 is amended by adding the following to the end of thereof:

   (G) Notwithstanding anything herein to the contrary, the amount of deferred Vested Pension of any Member of this Plan who was a Member of the Bellows Falls Trust Company Pension Plan as of June 30, 1993, shall not be less than the deferred Vested Pension to which he was entitled as of June 30, 1993, under the provisions of that former plan.

IN WITNESS WHEREOF, the foregoing amendment having been duly approved and adopted by the Board of Directors of Chittenden Corporation, the Board has caused this amendment to be executed in their name and on their behalf by the Officer of the Corporation thereunto duly authorized this 20th day of October, 1993.

                                         CHITTENDEN CORPORATION

																																										BY:  F. Sheldon Prentice
                                              ---------------------

                                       TITLE: Secretary
                                              ----------------------

ATTEST:  Eugenie J. Fortin
         -----------------------
         Assistant Secretary




EXHIBIT 11
Chittenden Corporation

EARNINGS PER SHARE
                                   Years Ended December 31,
                                  1993             1992          1991
Net income (loss)                 $11,022,000      $7,218,000    $4,607,000
Average number of common shares
outstanding                         6,206,848       6,193,944     6,186,600
                                    =========       =========     ==========
Earnings per common share
                                       $ 1.78          $ 1.17        $ 0.74

EXHIBIT 13, CHITTENDEN'S 1993 ANNUAL REPORT HAS BEEN FILED AS A SUBORDINATE SEGMENT FILING TO FORM 10K.

EXHIBIT 22
LIST OF SUBSIDIARIES OF CHITTENDEN CORPORATION

Chittenden Trust Company





																																	SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 16, 1994		CHITTENDEN CORPORATION


							By:  Paul A. Perrault

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the dates indicated.

Name																	Title																								Date



Barbara W. Snelling, Chair of the Board of        3/16/94
                     Directors

Paul A. Perrault, President and Chief             3/16/94
                  Executive Officer and
                  Director

Nancy Rowden Brock, Treasurer                      3/16/94

Frederic H. Bertrand, Director                     3/16/94

David M. Boardman, Director                        3/16/94

Paul J. Carrara, Director                          3/16/94

Eugene P. Cenci, Director                          3/16/94

Robert E. Cummings, Jr., Director                  3/16/94

Marvin B. Gameroff, Director                       3/16/94

Philip A. Kolvoord, Director                       3/16/94

Maureen A. McNamara, Director                      3/16/94

James C. Pizzagalli, Director                      3/16/94

Pall D. Spera, Director                            3/16/94

Martel D. Wilson, Jr., Director	                   3/16/94