Form 10-K
period 1994-12-31
CHITTENDEN CORP /VT/
filed 1995-03-31
CIK 200138

March 31, 1995

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D. C. 20549

RE:  CHITTENDEN CORPORATION - REGISTRATION NO. 0-7974
     ANNUAL REPORT ON FORM 10-K

To Whom It May Concern:

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, there is , appended to this transmittal, an electronic file of the Annual Report (on Form 10-K) of Chittenden Corporation, Two Burlington Square, Burlington, Vermont (the "Corporation"), for the year ended December 31, 1994. The Corporation has mailed under separate cover additoinal copies of the Corporation's 1994 Annual Report.

The Corporation will wire the filing fee of $250.00 via Fedwire.

If there are any questions concerning this filing, please telephone the under-signed at (802) 660-1410.

Kindly acknowledge receipt of this filing via Compuserve E-MAIL.

Thank you.

Very truly yours,

/S/  F. SHELDON PRENTICE
     Secretary

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                 ______________
                                    FORM 10-K
(Mark One)
               X   Annual Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934 (Fee Required)
                   For the Fiscal Year Ended December 31, 1994
                                       or
            _____Transition Report Pursuant to Section 13 or 15(d) of
              the Securities Exchange Act of 1934 (No Fee Required)
                 for the transition period from _______to_______

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

Securities registered pursuant to Section 12(b) of the Act:  NONE

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

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant, based on the average of the high and low prices of such stock on March 3, 1995, as reported on NASDAQ, was $134,728,639.50.

At March 3, 1995, there were 5,922,138 shares of the Registrant's common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

1. Proxy Statement for 1995 Annual Meeting of Registrant's Stockholders: Part III, Items 10, 11, 12, 13.

2. Annual Report to Stockholders for fiscal year ended December 31, 1994: Part I, Items l, 2, 3; Part II, Items 5, 6, 7, 8, 9; and Part IV, Item 14.

3. The Company's Registration Statement No. 33-56835 on Form S-4 under the Securities Act of 1933, filed in connection with the Company's acquisition of The Bank of Western Massachusetts, Springfield, Massachusetts: Part I, Items 1, 2; Part II, Items 6, 7, 8.


                                     PART I

ITEM l
BUSINESS

Chittenden Corporation (the "Company"), a Vermont corporation organized in 1971, is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. Assets of the Company were $1,213,908,000 at December 31, 1994.
The Company is the holding company parent of Chittenden Trust Company, and as of December 31, 1994, owned 100% of the outstanding common stock of that bank. The Company expects to become the holding company parent of The Bank of Western Massachusetts by the end of the first quarter in 1995 and will own 100% of the outstanding common stock of that bank. Reference is made to the Company's Registration Statement No. 33-56835 on Form S-4 under the Securities Act of 1933, filed in connection with the Company's acquisition of The Bank of Western Massachusetts, Springfield, Massachusetts by the Company.

The Company's principal executive offices are located at Two Burlington Square, Burlington, Vermont 05401; telephone number: 802-658-4000.

CHITTENDEN TRUST COMPANY

Chittenden Trust Company ("Chittenden Trust") was chartered by the Vermont Legislature as a commercial bank in 1904. It is the largest bank in Vermont, based on total assets of $1,216,425,000 and total deposits of $1,086,002,000 at December 31, 1994. All financial information on Chittenden Trust is based on the December 31, 1994 Call Report.

Chittenden Trust has its principal offices in Burlington, Vermont and has 39 additional locations in Vermont, of which three are free standing automated teller machines ("ATM's"). (See Item 2, "Properties"). All offices of Chittenden Trust use the trade name "Chittenden Bank".

Chittenden Trust offers a wide range of banking services, including the acceptance of demand, savings, and time deposits. As of December 31, 1994, total time and savings deposits amounted to $895,950,000 or 82% of total deposits.

Chittenden Trust offers a variety of lending services. The largest loan category is real estate mortgage loans, which amounted to 69% of total loans outstanding at December 31, 1994. The largest classification of real estate mortgage loans is loans secured by residential properties including close-ended home equity loans, which amounted to 37% of total loans outstanding at December 31, 1994. Revolving home equity loans as a separate group amounted to 8% of loans at December 31, 1994. The remaining real estate mortgage loans are commercial related and primarily owner occupied or investment properties.

Consumer loans outstanding at December 31, 1994 were 15% of total loans. These include direct and indirect installment loans, student loans and revolving credit.

All other loans outstanding at December 31, 1994 amounted to 16% of total loans. These loans are made to a variety of businesses, including retail concerns, small manufacturing businesses, and larger corporations, as well as to other commercial banks, and to political subdivisions in the U.S.

In making commercial loans, Chittenden Trust occasionally solicits the participation of other Vermont banks or correspondent banks and other financial investors outside the State. Chittenden Trust also occasionally participates in loans originated by other banks. Certain of Chittenden Trust's commercial loans are made under programs administered by the Vermont Industrial Development Authority, the U.S. Small Business Administration, or the U.S. Farmers Home Administration. These loans contain repayment guarantees by the agency involved in varying amounts up to 90% of the original loan.

Chittenden Trust's lending activities are conducted primarily in Vermont and surrounding counties in adjoining states. Lending is particularly active in Chittenden County, Vermont, where the main office of Chittenden Trust and 11 of its 37 branch offices are located. Chittenden County also has the highest concentration of business and population in Vermont, with approximately 139,000 persons, or 23.7% of the State's residents.

Chittenden Trust provides personal trust services, including services as executor, trustee, administrator, custodian and guardian, and corporate trust services, including services as trustee for pension and profit sharing plans.

Chittenden Trust offers data processing services consisting primarily of payroll and automated clearing house for several outside clients. All of Chittenden Trust's data processing services are performed by Alltel Systematics, a data processing facilities management firm based in Little Rock, Arkansas, and Chittenden Trust.

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

COMPETITION

There is vigorous competition in Vermont for all aspects of the banking and related financial services presently engaged in by the Company and its subsidiary.

Chittenden Trust competes with Vermont banks and metropolitan banks based in southern New England and New York City to provide commercial banking services to businesses. Many of these out-of-state banks have greater financial resources than those of Vermont banks and are actively seeking financial relationships with promising Vermont enterprises. Two out-of-state banks own in-state banks; Key Bank recently acquired Bank of Vermont from Bank of Boston, and Arrow Financial acquired United Vermont Bancorp in 1990. Regulatory changes in the banking industry have permitted thrift institutions to engage in commercial lending activities. As a result, local bank competition has intensified.

In the retail market for financial services, competitors include other banks, credit unions, finance companies, thrift institutions and, increasingly, brokerage firms, insurance companies, and mortgage loan companies. Interest rate competition for the investments of individuals has accelerated with the enactment of the Garn-St. Germain Depository Institutions Act, which phased-out interest rate ceilings applicable to certain deposit accounts. Money market deposit accounts and short term flexible-maturity certificates of deposit offered by Chittenden Trust compete with investment account offerings of brokerage firms and, more recently, with new products offered by insurance companies.

Chittenden Trust also competes for personal and commercial trust business with investment advisory firms, mutual funds, and insurance companies.

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

The Act requires every bank holding company to obtain prior approval of the Federal Reserve Board before acquiring substantially all the assets or direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not already majority-owned. The Act also prohibits a bank holding company, with certain exceptions, from itself engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities. One of the principal exceptions to these prohibitions is for engaging in or acquiring shares of a company engaged in activities found by the Federal Reserve Board by order or regulation to be so closely related to banking or managing banks as to be a proper incident thereto. The Act prohibits the acquisition by a bank holding company of more than 5% of the outstanding voting shares of a bank located outside the state in which the operations of its banking subsidiaries are principally conducted, unless such an acquisition is specifically authorized by statute of the state in which the bank to be acquired is located.

Beginning September 29, 1995, pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, adequately capitalized bank holding companies may acquire control of banks in any state, although states may limit the eligibility of banks to be acquired to those in existence for a period of time but no longer then five years. Beginning June 1, 1997, banks may merge across state lines and may establish new branches in other states. The date relating to mergers may be accelerated by any state, and mergers may be prohibited by any state. The provision relating to new branches requires a state's specific approval. The Company is unable to predict the ultimate impact of this new interstate banking legislation on it or its competitors.

Under Section 106 of the 1970 amendments to the Act and regulations of the Federal Reserve Board, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or services.

Chittenden Trust is a federally insured bank organized under the Banking Law of the State of Vermont. Accordingly, its operations are subject to State laws applicable to commercial banks with trust powers and to regulation by the Department of Banking, Insurance and Securities of the State of Vermont and the Federal Deposit Insurance Corporation.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), made extensive changes to the federal banking laws. Among other changes, FDICIA requires federal bank regulatory agencies to take prompt corrective action to address the problems of undercapitalized banks. Through the issuance of appropriate prompt corrective action directives to certain undercapitalized institutions, federal bank regulatory agencies may require recapitalization, apply broader restrictions on transactions with affiliates, limit interest rates paid on deposits, limit asset growth and other activities, require possible replacement of directors and officers, and restrict capital distributions by any bank holding company controlling the institution.

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

EMPLOYEES

The Company and its subsidiary on December 31, 1994 employed 707 persons, with a full-time equivalency of 673 employees. The Company enjoys good relations with its employees. A variety of employee benefits, including health, group life and disability income replacement insurance, a funded, non-contributory pension plan, and an incentive savings and profit sharing plan, are available to officers and employees.

SELECTED STATISTICAL INFORMATION

Certain consolidated financial data about the business of the Company and its subsidiary, Chittenden Trust, is contained on pages 13 to 51 of the Company's 1994 Annual Report to Stockholders, which is specifically incorporated herein by reference.

ITEM 2
PROPERTIES

The Company's principal banking subsidiary, Chittenden Trust, operates banking facilities in 40 locations in Vermont.

The offices of the Company are located in the main office of the Chittenden Trust, which occupied all of the five-floor Chittenden Building at Two Burlington Square in Burlington as of December 31, 1994. The Chittenden Building is owned by Chittenden Trust.

The offices of Chittenden Trust are in good physical condition with modern equipment and facilities considered adequate to meet the banking needs of customers in the communities serviced.

The Company expects to conduct business out of properties owned or leased by The Bank of Western Massachusetts in the area of Western Massachusetts, particularly, Springfield, Massachusetts. Reference is made to The Company's Registration Statement No. 33-56835 on Form S-4 under the Securities Act of 1933, filed in connection with the Company's acquisition of The Bank of Western Massachusetts, Springfield, Massachusetts by the Company.

ITEM 3
LEGAL PROCEEDINGS

A number of legal claims against the Company arising in the normal course of business were outstanding at December 31, 1994. Management, after reviewing these claims with legal counsel, is of the opinion that these matters, when resolved, will not have a material effect on the consolidated financial statements.

Note 12 of the Consolidated Financial Statements appearing on page 31 of the Company's 1994 Annual Report to Stockholders contains a discussion of one legal claim, Walsh v. Chittenden Corp., et.al., which was a class action, and is specifically incorporated herein by reference.

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters.

                                     PART II

ITEM 5
MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information regarding the market in which the Company's common stock is traded, and the quarterly high and low bid quotations for the Company's common stock during the past five years are included in the Company's 1994 Annual Report to Stockholders on page 56, and is specifically incorporated herein by reference. The approximate number of stockholders at March 3, 1995 was 2,962. Note 8 of the Consolidated Financial Statements appearing on page 26 of the Company's 1994 Annual Report to Stockholders contains a discussion of restrictions on dividends, which is specifically incorporated herein by reference.

ITEM 6
SELECTED FINANCIAL DATA

A five-year summary of selected consolidated financial data for the Company and its subsidiaries is included on page 39 of the Company's 1994 Annual Report to Stockholders, and is specifically incorporated herein by reference.

The Company expects to consummate an acquisition of The Bank of Western Massachusetts by the end of the first quarter of 1995. Reference is made to The Company's Registration Statement No. 33-56835 on Form S-4 under the Securities Act of 1933, filed in connection with the Company's acquisition of The Bank of Western Massachusetts, Springfield, Massachusetts.

ITEM 7
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is included on pages 40 to 53 of the Company's 1994 Annual Report to Stockholders specifically incorporated herein by reference.

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and its subsidiary appear in the Company's 1994 Annual Report to Stockholders at the pages indicated and are incorporated herein by reference:

Reports of Independent Public Accountants                        Pages 37-38

Consolidated Balance Sheets at
December 31, 1994 and 1993                                       Page  13

Consolidated Statements of Income for the
Years Ended December 31, 1994, 1993, and 1992                    Page  14

Consolidated Statements of Changes in
Stockholders' Equity for the Years Ended
December 31, 1994, 1993, and 1992                                Page  15

Consolidated Statements of Cash Flows for
the Years Ended December 31, 1993, 1992, and 1991                Page  16

Notes to Consolidated Financial Statements                       Pages 17-36

ITEM 9
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

                                    PART III

ITEM 10
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors and director-nominees of the Registrant is included in the Company's definitive Proxy Statement for the 1995 Annual Meeting of Stockholders at pages 5-10, and is specifically incorporated herein by reference.

At December 31, 1994, the principal officers of the Company and its principal subsidiary, Chittenden Trust, with their ages, positions, and years of appointment, were as follows:

                                YEAR
NAME AND AGE                    APPOINTED                POSITIONS
- --------------------------------------------------------------------------------

Barbara W. Snelling, 67         1990             Chair of the Company

Paul A. Perrault, 43            1990             President and Chief Executive
                                                 Officer of the Company and
                                                 Chittenden Trust

Lawrence W. DeShaw, 48          1990             Executive Vice President of the
                                                 Company and Chittenden Trust

William R. Heaslip, 50          1988             Executive Vice President of the
                                                 Company and Chittenden Trust

John W. Kelly, 45               1990             Executive Vice President of the
                                                 Company and Chittenden Trust

Nancy Rowden Brock, 38          1984             Treasurer of the Company and
                                                 Senior Vice President, CFO, and
                                                 Treasurer of Chittenden Trust

F. Sheldon Prentice, 44         1985             Secretary of the Company and
                                                 Senior Vice President, General
                                                 Counsel, and Secretary of
                                                 Chittenden Trust

John P. Barnes, 39              1990             Senior Vice President of
                                                 Chittenden Trust

Danny H. O'Brien, 44            1990             Senior Vice President of
                                                 Chittenden Trust

- --------------------------------------------------------------------------------
All of the current officers, with the exceptions of Messrs. Perrault and Kelly, have been principally employed in executive positions with Chittenden Trust for more than five years. Mr. Perrault was President of Bank of New England - Old Colony Bank located in Providence, Rhode Island. Mr. Kelly was Executive Vice President and the head of commercial lending division of Bank of New England -
Old Colony in Providence, Rhode Island.

In accordance with the provisions of the Company's By-Laws, the officers, with the exception of the Secretary, hold office at the pleasure of the Board of Directors. The Secretary is elected annually by the Board of Directors.

ITEM 11
EXECUTIVE COMPENSATION

Information regarding remuneration of the directors and officers of the Company is included in the Company's definitive Proxy Statement for the 1995 Annual Meeting of Stockholders at pages 4-10 and is specifically incorporated herein by reference.

ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding the security ownership of directors and director-nominees of the Company, all directors and officers of the Company as a group, and certain beneficial owners of the Company's common stock, as of February 1, 1995, is included in the Company's definitive Proxy Statement for its 1995 Annual Meeting of Stockholders, at pages 4-10, and is specifically incorporated herein by reference.

There are no arrangements known to the registrant which may, at a subsequent date, result in a change of control of the registrant.

ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and transactions between the Company and its Directors, Director-Nominees, Executive Officers, and family members of these individuals, is included in the Company's definitive Proxy Statement for its 1995 Annual Meeting of Stockholders at page 10, and is specifically incorporated herein by reference.

                                     PART IV

ITEM 14
EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(l)  FINANCIAL STATEMENTS

The following consolidated financial statements of the Company and its subsidiaries appear in the Company's 1994 Annual Report to Stockholders:

Reports of Independent Public Accountants              Pages 37-38

Consolidated Balance Sheets at
December 31, 1994 and 1993                             Page  13

Consolidated Statements of Income for the
Years Ended December 31, 1994, 1993, and 1992          Page  14

Consolidated Statements of Changes in
Stockholders' Equity for the Years Ended
December 31, 1994, 1993, and 1992                      Page  15

Consolidated Statements of Cash Flows for
the Years Ended December 31, 1993, 1992, and 1991      Page  16

Notes to Consolidated Financial Statements             Pages 17-36


(2)  FINANCIAL STATEMENT SCHEDULES

There are no financial statement schedules required to be included in this report.

(3)  REPORTS ON FORM 8-K

A report was filed by the Company on Form 8-K December 13, 1994 in connection with the Company's acquisition of The Bank of Western Massachusetts so as to file with the Securities and Exchange Commission certain paper reports that would be incorporated by reference into its Registration Statement on Form S-4.

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

4. Statement of the Company regarding its Dividend Reinvestment Plan is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

10.1 Directors' Deferred Compensation Plan, dated April 1972, as amended January 1, 1992, incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

10.2 Pension Plan of Chittenden Trust, attached to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

10.3 Incentive Savings and Profit Sharing Plan, attached to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

10.4 The Company's Stock Option Plan, incorporated herein by reference to the Company's Proxy Statement in connection with the 1986 Annual Meeting of Stockholders.

10.5 The Company's Stock Option Plan, incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

10.6 The Company's Restricted Stock Plan, incorporated herein by reference to the Company's Proxy Statement in connection with the 1986 Annual Meeting of Stockholders.

10.7 Executive Management Incentive Compensation Plan, attached to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

10.8 The Company's Stock Incentive Plan, dated January 1, 1993, incorporated herein by reference to the Company's Proxy Statement for the 1993 Annual Meeting of Stockholders.

13.  The Company's 1994 Annual Report to Stockholders.

21.  List of subsidiaries of the Registrant.


EXHIBIT 13
CHITTENDEN'S 1994 ANNUAL REPORT HAS BEEN FILED AS AN EXHIBIT
AND MAILED TO STOCKHOLDERS ON MARCH 17, 1995.

EXHIBIT 21
LIST OF SUBSIDIARIES OF CHITTENDEN CORPORATION

Chittenden Trust Company, Vermont, d/b/a Chittenden Bank

Chittenden Acquisition Bank, Massachusetts d/b/a The Bank of Western Massachusetts, is a Bank in formation to effectuate the acquisition of The Bank of Western Massachusetts.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 15, 1995                   CHITTENDEN CORPORATION

                                        By: /S/ PAUL A. PERRAULT


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                          TITLE                             DATE

Barbara W. Snelling           Chair of the Board
                              of Directors                      03-15-95

Paul A. Perrault              President, Chief Executive
                              Officer and Director              03-15-95

Nancy Rowden Brock            Treasurer                         03-15-95

Frederic H. Bertrand          Director                          03-15-95

David M. Boardman             Director                          03-15-95

Paul J. Carrara               Director                          03-15-95

Eugene P. Cenci               Director                          03-15-95

Robert E. Cummings, Jr.       Director                          03-15-95

Marvin B. Gameroff            Director                          03-15-95

Philip A. Kolvoord            Director                          03-15-95

James C. Pizzagalli           Director                          03-15-95

Pall D. Spera                 Director                          03-15-95

Martel D. Wilson, Jr.         Director                          03-15-95


10.2                         PENSION PLAN FOR EMPLOYEES OF
                               THE CHITTENDEN CORPORATION

                   As Amended and Restated Effective January 1, 1989

                                   TABLE OF CONTENTS

                                                                   Section
          ARTICLE I  PURPOSE

          ARTICLE II        DEFINITIONS

                     "Accrued Benefit"                              2.1
                     "Actuarial Equivalent"                         2.2
                     "Actuary"                                      2.3
                     "Affiliated Company"                           2.4
                     "Annuity Starting Date"                        2.5

                     "Authorized Leave of Absence"                  2.6
                     "Average Monthly Compensation"                 2.7
                     "Benefit Service"                              2.8
                     "Beneficiary"                                  2.9
                     "Board"                                        2.10
                     "Code"                                         2.11
                     "Compensation"                                 2.12
                     "Disability"                                   2.13
                     "Early Retirement Date"                        2.14
                     "Effective Date"                               2.15

                     "Eligibility Service"                          2.16
                     "Eligible Spouse"                              2.17
                     "Employee"                                     2.18
                     "Employer"                                     2.19
                     "ERISA"                                        2.20
                     "Fiduciaries"                                  2.21
                     "Hour of Service"                              2.22
                     "Member"                                       2.23
                     "Military Service"                             2.24
                     "Normal Form"                                  2.25

                     "Normal Retirement Age"                        2.26
                     "Normal Retirement Date"                       2.27
                     "Pension"                                      2.28
                     "PBGC"                                         2.29
                     "Plan"                                         2.30
                     "Plan Administrator"                           2.31
                     "Plan Year"                                    2.32
                     "Postponed Retirement Date"                    2.33
                     "Principal Employer"                           2.34
                     "Retirement"                                   2.35

                     "Social Security Benefit"                      2.36
                     "Trust" or "Trust Fund"                        2.37
                     "Trust Agreement"                              2.38
                     "Trustee"                                      2.39

          ARTICLE III       MEMBERSHIP AND SERVICE

                     Membership                                     3.1
                     Participation Service                          3.2
                     Eligibility Service                            3.3
                     Benefit Service                                3.4
                     Break in Service                               3.5


          ARTICLE IV        REQUIREMENTS FOR RETIREMENT BENEFITS

                     Normal Retirement Date                         4.1
                     Postponed Retirement Date                      4.2
                     Early Retirement Date                          4.3
                     Disability Retirement Date                     4.4
                     Deferred Vested Pension                        4.5
                     General Conditions                             4.6


          ARTICLE V  AMOUNT OF RETIREMENT BENEFIT

                     Normal Retirement Pension                      5.1
                     Postponed Retirement Pension                   5.2
                     Early Retirement Pension                       5.3
                     Disability Retirement Pension                  5.4
                     Deferred Vested Pension                        5.5
                     Maximum Benefit                                5.6
                     Postponed Retirement or Reemployment After
                          Benefits Commence                         5.7
                     Suspension of Benefits                         5.8
                     Limitation on Benefits                         5.9


          ARTICLE VI        DEATH AND DISABILITY BENEFITS

                     Pre-Retirement Surviving Spouse Benefit
                        For Death Occurring On or After Age 55      6.1
                     Pre-Retirement Surviving Spouse Benefit
                        For Death Occurring Before Age 55           6.2
                     Death Benefits After Pension Benefits Commence 6.3
                     Lump Sum Death Benefit                         6.4


          ARTICLE VII       PAYMENT OF PENSION BENEFITS

                     Automatic Payment Forms                        7.1
                     Election of Optional Forms                     7.2
                     Joint and Survivor Option                      7.3
                     Life Annuity Option                            7.4
                     Life Annuity With Guaranteed
                        Payment Period Option                       7.5
                     General Provisions                             7.6
                     Involuntary Cash-Out Provision                 7.7
                     Missing Persons                                7.8
                     Restrictions on Distributions                  7.9
                     Direct Rollovers                               7.10

          ARTICLE VIII      ADMINISTRATION

                     Allocation of Responsibility Among Fiduciaries
                          for Plan and Trust Administration         8.1
                     Records and Reports                            8.2
                     Delegation to Individuals                      8.3
                     Benefit Claims Procedures                      8.4
                     Other Plan Administrator Powers and Duties     8.5

                     Rules and Decisions                            8.6
                     Authorization of Benefit Payments              8.7
                     Application and Forms for Pension              8.8
                     Indemnification                                8.9


          ARTICLE IX                                                 FUNDING
          AND CONTRIBUTIONS

                     Establishment of Trust Fund                    9.1
                     Contribution to the Fund; Plan Expenses        9.2
                     Contributions Conditional                      9.3
                     Employee Contributions                         9.4


          ARTICLE X  AMENDMENT AND TERMINATION

                     Right to Amend or Terminate                   10.1
                     Partial Termination                           10.2
                     Vesting and Distribution of Funds Upon
                        Termination                                10.3
                     Determination of Funds Upon Termination       10.4
                     Restriction on Benefits                       10.5
                     Right to Accrued Benefits                     10.6


          ARTICLE XI        FIDUCIARY RESPONSIBILITIES

                     Basic Responsibilities                        11.1
                     Actions of Fiduciaries                        11.2
                     Fiduciary Liability                           11.3


          ARTICLE XII       TOP HEAVY PROVISIONS

                     General Rule                                  12.1
                     Vesting Provisions                            12.2
                     Minimum Benefit Provisions                    12.3
                     Limitation on Benefits                        12.4
                     Top-heavy Plan Definition                     12.5

                     Key Employee                                  12.6
                     Non-Key Employee                              12.7


          ARTICLE XIII      GENERAL PROVISIONS

                     Plan Voluntary                                13.1
                     Payments to Minors and Incompetents           13.2
                     Non-Alienation of Benefits                    13.3
                     Use of Masculine and Feminine;
                        Singular and Plural                        13.4
                     Merger, Consolidation or Transfer             13.5
                     Leased Employees                              13.6
                     Governing Law                                 13.7
                     Severability                                  13.8
                     Captions                                      13.9


          ARTICLE XIV SPECIAL BENEFIT PROVISIONS FOR EMPLOYEES OF AN ACQUIRED COMPANY AND/OR PARTICIPANTS IN A PRIOR PLAN

                     Provisions Relating to Service and Benefits
                          for Employment With an Acquired Company  14.1
                     Transitional Provisions Relating to
                          Participants Under the Plan as
                          Amended on January 1, 1981               14.2

          APPENDICES

          EXHIBIT A

                                       ARTICLE I

                                        PURPOSE
          Effective December 1, 1946, Chittenden Corporation (the "Principal Employer") established a defined benefit retirement plan referred to as the Pension Plan for Employees of Chittenden Corporation. The Plan has been previously amended from time to time. Effective January 1, 1989, the Plan is amended and restated in its entirety. The Plan is intended to provide eligible Employees with periodic income after retirement in addition to benefits under the Social Security Act. A Trust Agreement (the "Trust") has been adopted by the Principal Employer and forms a part of this Plan.

          It is intended that the Plan, as amended and restated herein, will continue to meet the requirements for qualification under Section 401(a) of the Internal Revenue Code of 1986 (the "Code") as amended from time to time and that the Trust shall continue to be exempt from taxation as provided under Code Section 501(a). As such, the Plan contains provisions required by the Tax Reform Act of 1986, other laws and governmental regulations.

          Except as otherwise specifically and expressly provided herein:

          (a) the provisions of this Plan shall apply only to individuals who are eligible Employees after December 31, 1988;

          (b) a former Employee's eligibility for and amount of benefits, if any, payable to or on behalf of such former Employee, shall be determined in accordance with the provisions of the Plan in effect when his employment terminated. The benefit payable to or on behalf of a Member included under the Plan in accordance with the following provisions shall not be affected by the terms of any amendment to the Plan adopted after such Member's employment terminates, unless the amendment expressly provides otherwise.

                                      ARTICLE II

                                      DEFINITIONS


          The following words and phrases when used herein, unless their context clearly indicates otherwise, shall have the following respective meanings:

          2.1 "ACCRUED BENEFIT" shall mean the amount of Pension determined under the applicable section of Article V payable in the Normal Form beginning at a Member's Normal Retirement Date or, if applic-able, beginning on his Postponed Retirement Date.

          Notwithstanding anything herein to the contrary, in no event shall an Employee's Accrued Benefit be less than the benefit to which he was entitled as of December 31, 1982, under the provisions of the Rutland Savings Bank Retirement Plan as in effect as of December 31, 1982.

          Notwithstanding anything herein to the contrary, in no event shall an Employee's Accrued Benefit be less than the benefit to which he was entitled as of June 30, 1993, under the provisions of the Bellows Falls Trust Company Pension Plan as in effect as of June 30, 1993.

          2.2 "ACTUARIAL EQUIVALENT" shall mean a benefit of equivalent value to another benefit, determined on the following bases:

          (a) for lump sum payments made pursuant to Section 7.7 prior to January 1, 1995, mortality as shown in (c) below and the interest rate, either immediate or deferred, which would be used by the PBGC for purposes of determining the present value of a benefit on plan termination and which is in effect on the first day of the Plan Year in which the distribution takes place;

          (b) for lump sum payments made pursuant to Section 7.7 on or after January 1, 1995, the applicable mortality table and interest rate specified in Section 417(e)(3) of the Code and any regulations thereunder.

          (c) for all other purposes

            (i) Interest:  7.5% per annum

            (ii) Mortality:   Unisex Pension  1984 Table with mortality rates
          set back 3 years.

          In the event this Section is amended, the Actuarial Equivalent of a Member's Accrued Benefit on or after the date of change shall be determined as the greater of: (1) the Actuarial Equivalent of the Accrued Benefit as of the date of change computed on the old basis, or (2) the Actuarial Equivalent of the total Accrued Benefit computed on the new basis.

          2.3 "ACTUARY" shall mean a member of the Society of Actuaries who is enrolled by the Joint Board for the Enrollment of Actuaries under ERISA, or an actuarial firm that employs such individuals, as selected by the Principal Employer to provide actuarial services for the Plan.

          2.4 "AFFILIATED COMPANY" shall mean any corporation which is a member of a controlled group of corporations (as defined in Section 414(b) of the Code) which includes the Employer; any trade or business (whether or not incorporated) which is under common control (as defined in Section 414(c) of the Code) with the Employer; any organization (whether or not incorporated) which is a member of an affiliated service group (as defined in Section 414(m) of the Code) which includes the Employer; and any other entity required to be aggregated with the Employer pursuant to regulations under Section 414(o) of the Code.

          2.5 "ANNUITY STARTING DATE" shall mean:

           (a) the first day of the first period for which a benefit is payable to the Member under the Plan as an annuity, (or to the Eligible Spouse in the case of death before payment of a Pension commences), or

           (b) in the case of a Pension not payable in the form of an annuity, the first day on which all events have occurred which entitle the Member (or Eligible Spouse) to such Pension.

          2.6 "AUTHORIZED LEAVE OF ABSENCE" shall mean any absence authorized in writing by an Employer under the Employer's standard personnel practices, provided that all Employees under similar circumstances must be treated alike in the granting of such Authorized Leaves of Absence, and provided further that the Employee returns or retires within the period specified in the Authorized Leave of Absence. Periods of Military Service as to which employment rights are protected by federal law shall be deemed Authorized Leaves of Absence.

          2.7 "AVERAGE MONTHLY COMPENSATION" shall mean the result obtained by dividing the total Compensation paid to an Employee during the 60 consecutive calendar months of Benefit Service during the last 120 consecutive calendar months of Benefit Service preceding his termination of employment, which provide the highest such average, or for all calendar months of Benefit Service if less than 60 months.

          2.8 "BENEFIT SERVICE" shall mean the period of a Member's employment considered in accordance with Section 3.4 in the determination of the amount of benefits payable to or on behalf of the Member.

          2.9 "BENEFICIARY" shall mean any individual entitled to receive benefits upon the death of a Member or former Member of this Plan under the period certain and life income option of Section 7.5. Death benefits which become payable under Article VI before Pension commences may only be paid to a Member's Eligible Spouse.

          2.10 "BOARD" shall mean the Board of Directors of the Chittenden Corporation.

          2.11 "CODE" shall mean the Internal Revenue Code of 1986, as amended from time to time and any regulations issued thereunder. Reference to any Section of the Code shall include any successor provision thereto.

          2.12 "COMPENSATION" shall mean the entire amount of all salaries, wages, overtime pay, commissions, bonuses and similar payments for services rendered to the Employer as reported on the Employee's federal Income Tax Withholding Statement (Form W-2), excluding any amounts contributed by the Employer under this Plan or under any other employee benefit plan of the Employer but including any pre-tax contributions made at the Member's election to a qualified cash or deferred arrangement as defined in Section 401(k) of the Code or to a plan which meets the requirements of Section 125 of the Code, sponsored by the Employer. However, the Compensation of an Employee for any Plan Year in which he receives a pro rata year of Benefit Service shall be the amount of Compensation he would have been paid at his rate of pay if he worked on a full-time basis of 2,000 hours per year.

          Effective for Plan Years beginning after December 31, 1988, Compensation shall not exceed such amount as permitted under
          Section 401(a)(17) of the Code ($150,000 for Plan Years beginning after December 31, 1993) and regulations thereunder.

          2.13  "DISABILITY" shall  mean  a  total and  permanent  disability
          which  qualifies   the  Member  to  receive  full  Social  Security
          disability benefits.

          Notwithstanding any other provisions of this Section, no Member shall qualify for a disability retirement Pension if the Principal Employer determines that his disability results from self-inflicted injuries or illness, an injury suffered while engaged in a felonious or criminal act or enterprise, or service in the Armed Forces of the United States which entitled the Member to a veteran's disability pension; but this provision shall not prevent the Member from qualifying for a Pension under another provision of the Plan.

          2.14 "EARLY RETIREMENT DATE" shall mean the date on which a Member becomes eligible to retire with an early retirement Pension under the Plan, as determined in accordance with Section 4.3.

          2.15 "EFFECTIVE DATE" shall mean January 1, 1989, the date on which the provisions of this amended and restated Plan become effective.

          2.16  "ELIGIBILITY SERVICE"  shall mean  the period  of  a Member's
          employment   considered  in   accordance   with  Section   3.3   in
          determination of his eligibility for benefits under the Plan.

          2.17 "ELIGIBLE SPOUSE" shall mean a person to whom a Member or former Member is legally married for at least one year prior to the earlier of the Member's Annuity Starting Date or the Member's date of death.

          2.18 "EMPLOYEE" shall mean any person who is receiving remuneration for personal services rendered to the Employer (or would be receiving such remuneration except for an Authorized Leave of Absence).

          2.19  "EMPLOYER"   shall  mean  the   Chittenden  Corporation,  the
          Chittenden Trust Company, or any other Affiliated Company that adopts the Plan with the consent of the Principal Employer.
          Employer refers to all Employers collectively, or to each one individually, as the context may require.

          2.20 "ERISA" shall mean Public Law No. 93-406, the Employee Retirement Income Security Act of 1974, as amended from time to time.

          2.21 "FIDUCIARIES" shall mean the Employer, the Pension Plan Administrator, and the Trustee, but only with respect to the specific responsibilities of each for Plan and Trust administration, all as described in Article VIII.

          2.22 "HOUR OF SERVICE" shall mean:

           (a) Each hour for which an Employee is directly or indirectly paid or entitled to payment by the Employer and any Affiliated Company for the performance of duties;

           (b) Each hour for which an individual is directly or indirectly paid or entitled to payment by the Employer and any Affiliated Company (including payments made or due from a trust fund or insurer to which the Employer or Affiliated Company contributes or pays premiums) on account of a period of time during which no duties are performed (irrespective of whether the employment relationship has terminated) due to periods of vacation, holidays, illness, incapacity, disability, layoff, jury duty, military duty, or leave of absence, provided that:

           (i) No more than 501 Hours of Service shall be credited under this paragraph (b) to an Employee on account of any single continuous period during which the Employee performs no duties; and

           (ii) Hours of  Service shall not be  credited under this paragraph
          (b) to an Employee for a payment which solely reimburses the Employee for medically related expenses incurred by the Employee or which is made or due under a plan maintained solely for the purpose of complying with applicable workers' compensation, unemployment compensation or disability insurance laws; and

           (c) Each hour not already included under paragraph (a) or (b) above for which back pay, irrespective of mitigation of damages, is either awarded or agreed to by the Employer or by an Affiliated Company, provided that crediting of Hours of Service under this paragraph with respect to periods described in paragraph (b) above shall be subject to the limitation therein set forth.

          The number of Hours of Service to be credited under paragraph (b) or (c) above on account of a period during which an Employee performs no duties, and the Plan Years to which Hours of Service shall be credited under paragraphs (a), (b), or (c) above shall be determined by the Plan Administrator in accordance with Sections 2530.200b-2(b) and (c) of the Regulations of the U.S. Department of Labor.

          To the extent not credited above, Hours of Service shall also be credited based on the customary work week of the Employee for periods of military duty (as required by applicable law) and Authorized Leave of Absence.

          In the case of Employees whose Compensation is not determined on the basis of Compensation for each hour worked during a given period, Hours of Service shall be determined on the basis of 190 Hours of Service per month if under (a), (b), or (c) above, such Employee would be credited with at least one Hour of Service during the month.

          2.23 "MEMBER" shall mean an Employee participating in the Plan in accordance with the provisions of Article III.

          2.24 "MILITARY SERVICE" shall mean service, voluntary or involuntary, in the Armed Forces of the United States, provided the Employee is legally entitled to reemployment pursuant to the provisions of any Federal law applicable to veterans' reemployment rights, and any amendments thereto, and further that said Employee shall apply for reemployment within the time provided by law and in the manner and under the conditions prescribed by law. During such period of Military Service, an Employee shall be deemed to be in receipt of Compensation at a rate equal to that which he received during the calendar year immediately preceding such period of Military Service.

          2.25 "NORMAL FORM" shall mean a monthly annuity payable to a Member commencing on his designated Annuity Starting Date and ending with the payment due for the month in which his death occurs.

          2.26  "NORMAL  RETIREMENT  AGE"   shall  mean  the   Member's  65th
          birthday.

          2.27 "NORMAL RETIREMENT DATE" shall mean the date on which a Member becomes eligible to retire in accordance with Section 4.1 with a normal retirement Pension under the Plan.

          2.28 "PENSION" shall mean either:

           (a) an annual retirement benefit paid in a series of monthly installments; or

           (b) a lump sum payment made pursuant to Section 7.7.

          2.29 "PBGC" shall mean the Pension Benefit Guaranty Corporation, a body corporate within the Department of Labor established under the provisions of Title IV of ERISA.

          2.30 "PLAN" shall mean the Pension Plan for Employees of the Chittenden Corporation, as set forth herein and as amended from time to time.

          2.31 "PLAN ADMINISTRATOR" shall mean, as that term is defined by ERISA, the Principal Employer.

          2.32 "PLAN YEAR" shall mean the 12-month period commencing on December 1 and ending on the following November 30. Effective
          January 1, 1993, the Plan Year shall be the 12-month period commencing on the January 1 and ending on the following December 31, with a short Plan Year for the period beginning December 1, 1992, and ending December 31, 1992.

          2.33 "POSTPONED RETIREMENT DATE" shall mean the date after his Normal Retirement Date on which a Member retires under the Plan, as determined in accordance with Section 4.2.

          2.34 "PRINCIPAL EMPLOYER" shall mean the Chittenden Corporation and any firm or corporation which may succeed to the business of the Chittenden Corporation by merger, consolidation or otherwise and by appropriate action shall adopt the Plan.

          2.35 "RETIREMENT" shall mean termination of employment for reason other than death after a Member has fulfilled all requirements for a normal, early, postponed or disability retirement pension pursuant to Article IV.

          2.36 "SOCIAL SECURITY BENEFIT" shall mean the estimated amount of monthly primary insurance benefit under Title II of the Federal Social Security Act as determined under reasonable rules uniformly applied in accordance with the terms of this Plan, on the basis of such Act as in effect at the time of Retirement (or other termina-tion) to which a Member or former Member is or would upon applica-tion be entitled, even though the Member does not receive such benefit because of his failure to apply therefor or he is ineligible therefor by reason of earnings he may be receiving in excess of any limit on earnings for full entitlement to such benefit.

          Where  past  earnings  records  are  not  available,  the Principal
          Employer may estimate the Primary Social Security benefit of a Member using reasonable assumptions applied in a non-discriminatory manner. This estimated Primary Social Security Benefit shall take into account the Member's annual Compensation amounts, with any actual earnings history that is not available to be estimated using national average wages as used by the Social Security Administration for indexing wages. However, to the extent that a Member furnishes or causes to be furnished a complete or more complete record of past earnings for purposes of calculating his Primary Social Security Benefit, the Principal Em-ployer shall recalculate his Accrued Benefit and make whatever adjustments are necessary to his retirement benefit payments.

          For purposes of determining the Member's Social Security Benefit in the event of Early Retirement under Section 5.3 or for
          Disability Retirement under Section 5.4, it shall be computed assuming the Member has no further covered earnings after his termination of employment. For purposes of determining the Member's Social Security Benefit in the event his employment is terminated before being eligible for Early or Disability
          Retirement but after becoming eligible for a deferred vested Pension under Section 5.5, it shall be calculated as of the date of termination of employment on the assumption that the Member continued in service to his Normal Retirement Date at his rate of annual Compensation for the calendar year immediately preceding his date of termination.

          2.37 "TRUST" or "TRUST FUND" shall mean the fund established to accumulate assets out of which benefits under the Plan are paid, maintained in accordance with the terms of the Trust Agreement, as from time to time amended, which constitutes a part of this Plan.

          2.38 "TRUST AGREEMENT" shall mean the agreement or agreement(s) governing the investment of Plan assets as amended from time to time, entered into between the Principal Employer and the Trustee to carry out the purpose of the Plan.

          2.39 "TRUSTEE" shall mean the trustee or trustees duly appointed by the Board.

                                      ARTICLE III

                                MEMBERSHIP AND SERVICE
          3.1 MEMBERSHIP.

           (a) Each  Employee  hired prior  to December  1, 1988,  and on  or after his 65th birthday shall become a Member on the later of December 1, 1988, and the first day of the month coincident with or next following the date he has completed one year of Participation Service (as defined below).

           (b) Each Employee who was a Member of the Plan on December 31, 1988, shall continue to be a Member hereunder on January 1, 1989.

           (c) Each other Employee shall become a Member of the Plan on the first day of the month coincident with or next following the date on which he has both:

            (i) attained age 21; and

           (ii) completed one year of Participation Service.

          Notwithstanding the foregoing, an Employee who is a "leased employee" as defined in Section 414(n)(2) of the Code shall not be eligible for membership hereunder.

          3.2 PARTICIPATION SERVICE. Participation Service shall determine an Employee's eligibility to participate in the Plan under Section
          3.1. An Employee shall earn a year of Participation Service if he is credited with at least 1,000 Hours of Service in the 12-month period commencing on his date of employment. If an Employee fails to earn a year of Participation Service in this initial 12-month period, he shall earn a year of Participation Service in the first calendar year commencing on or after his date of employment during which he is credited with at least 1,000 Hours of Service.

          Date of employment shall mean the date on which the Employee is first credited with an Hour of Service.

          The rights of any former Member whose employment terminated prior to the effective Date shall, unless the former Member is later reemployed by the Employer or unless otherwise specifically provided in this Plan, be determined in accordance with the provisions of the Plan in effect at the date of such former Member's termination of employment.

          3.3 ELIGIBILITY SERVICE.

           (a) Eligibility Service shall determine a Member's nonforfeitable right to benefits accrued under the Plan. Subject to the Break in Service provisions of Section 3.5, an Employee shall receive a year of Eligibility Service for each calendar year in which he is credited with at least 1,000 Hours of Service subject to the provisions of Appendix II and Exhibit A to this Plan.

           (b) An Employee of Mountain Trust Company who becomes a Member of this Plan shall receive credit for purposes of this Section 3.3 for any service with Mountain Trust Company before it became an Affiliated Company if such service would have been considered Eligibility Service in accordance with paragraph (a) of this
          Section 3.3.

           (c) Notwithstanding anything herein to the contrary, an Employee of the Employer who was an Employee of the Rutland Savings Bank before it was acquired by the Principal Employer shall receive credit for purposes of this Section 3.3 for any service with the former Rutland Savings Bank through December 31, 1982, which would have been credited under the Rutland Savings Bank Retirement Plan in the determination of the nonforfeitable portion of his accrued benefit under the provisions of that former plan.

           (d) Employees of Electronic Data Systems Corporation who became Employees of the Corporation on February 1, 1982 shall be credited with Eligibility Service for their period of employment with Electronic Data Systems Corporation if such service would have been considered Eligibility Service determined in accordance with paragraph (a) of this Section 3.3.

           (e) Notwithstanding anything herein to the contrary, an Employee of the Principal Employer who was an Employee of Bellows Falls Trust Company before it was acquired by the Principal Employer shall receive credit for purposes of this Section 3.3 for any service which would have been considered Eligibility Service in accordance with paragraph (a) of this Section 3.3.

          3.4 BENEFIT SERVICE.

           (a) The amount of benefit payable to or on behalf of a Member shall be determined on the basis of his Benefit Service. Subject to the Break in Service provisions of Section 3.5, a Member shall receive one year of Benefit Service for each calendar year in which he is credited with 2,000 or more Hours of Service subject to the provisions of Appendix II and Exhibit A to this Plan. For calendar years in which an Employee is credited with 1,000 or more but less than 2,000 Hours of Service, a Member shall receive a fractional portion of a year of Benefit Service. No Benefit Service shall be granted for any calendar year in which Hours of Service are less than 1,000 except for the calendar year of the Member's initial employment (or return to employment after a Break in Service) and the calendar year of the Member's Normal or Postponed Retirement Date (or earlier termination of employment). Benefit Service for a fractional portion of a calendar year shall be equal to the ratio of actual Hours of Service credited in such year over 2,000 hours.

           (b) An Employee of the Employer who was an employee of the Rutland Savings Bank before it was acquired by the Principal Employer who becomes a Member of this Plan shall receive credit for purposes of this Section 3.4 for all of his service with the former Rutland Savings Bank through December 31, 1982, which would have been credited under the Rutland Savings Bank Retirement Plan in the determination of the amount of his accrued benefit under the provisions of that former plan.

           (c) An Employee of Mountain Trust Company who becomes a Member of this Plan shall receive credit for Benefit Service in accordance with paragraph (a) of this Section 3.4, provided that service prior to March 20, 1981, the date that Mountain Trust Company became an Affiliated Company, shall be disregarded.

           (d) Former employees of Electronic Data Systems Corporation who became Employees of the Corporation on February 1, 1982 shall receive credit for Benefit Service for employment commencing on February 1, 1982, in accordance with paragraph (a) of this Section 3.4.

           (e) An Employee of Bellows Falls Trust Company who becomes a Member of this Plan shall receive credit for purposes of this
          Section 3.4 for all service with the former Bellows Falls Trust Company through June 30, 1993, which would have been considered Benefit Service in accordance with paragraph (a) of this Section 3.4.

           (f) Effective on and after January 1, 1988, Benefit Service shall include periods of employment on and after a Member's Normal Retirement Date, provided that years of Benefit Service shall not be credited for any period prior to January 1, 1988, for an Employee hired prior to such date and after his 65th birthday.

          3.5 BREAK IN SERVICE. A calendar year during which a Member is credited with less than 501 Hours of Service shall constitute a Break in Service. A Member who incurs a Break in Service and who again is credited with at least 1,000 Hours of Service during a 12-month period, shall have his pre-break Eligibility Service and Benefit Service restored in determining his rights and benefits under the Plan.

          Solely for determining whether a Break in Service for membership and eligibility purposes has occurred in a Plan Year, an Employee who is absent from work for maternity or paternity reasons shall receive credit for the Hours of Service which would otherwise have been credited to such Employee but for such absence, of, in any case in which such hours cannot be determined, 8 Hours of Service per day of such absence. For purposes of this paragraph, an absence from work for maternity or paternity reasons means an absence (1) by reason of the pregnancy of the Employee, (2) by reason of a birth of a child of the Employee, (3) by reason of the placement of a child with the Employee in connection with the adoption of such child by the Employee, or (4) for purposes of caring for such child beginning immediately following such birth or placement. The Hours of Service credited under this paragraph shall be credited in the Plan Year in which the absence begins if the crediting is necessary to prevent a Break in Service in that year, or in all other cases, in the following Plan Year.

                                      ARTICLE IV

                         REQUIREMENTS FOR RETIREMENT BENEFITS
          4.1  NORMAL  RETIREMENT DATE.   A  Member's Normal  Retirement Date
          shall be the first day of the calendar month immediately following his Normal Retirement Age.

          4.2  POSTPONED RETIREMENT  DATE.    Subject to  the  provisions  of
          Section 5.2, the Postponed Retirement Date of a Member who continues in active employment beyond his Normal Retirement Date shall be first day of the month coincident with or next following the Member's actual date of Retirement.

          4.3 EARLY RETIREMENT DATE. A Member's Early Retirement Date shall be the first day of any month on or after his 55th birthday and after he has completed 10 or more years of Eligibility Service.

          4.4 DISABILITY RETIREMENT DATE.   A Member shall be eligible  for a
          disability retirement Pension if his employment is terminated by reason of Disability.

          Payment of a disability retirement Pension shall commence as of the Member's Normal Retirement Date.

          Disability shall be considered to have ended and entitlement to a disability retirement Pension shall cease if, prior to his Normal Retirement Date, the Member (a) is employed by the Employer or an Affiliated Company, (b) engages in any substantially gainful activity, except for such employment as is found by the Plan Administrator to be for the primary purpose of rehabilitation or not incompatible with a finding of total and permanent disability,
          (c) has sufficiently recovered, in the opinion of the Plan Administrator based on a medical examination by a doctor or clinic appointed by the Plan Administrator, to be able to engage in regular employment, or refuses an offer of employment by the Employer, or (d) refuses to undergo any medical examination requested by the Plan Administrator provided that a medical examination shall not be required more frequently than twice in any calendar year. If entitlement to a disability retirement Pension ceases in accordance with the provisions of this paragraph for a reason other than reemployment by the Employer or an Affiliated Company, such a Member shall not be prevented from qualifying for a Pension under another provision of the Plan based on his Benefit Service and Average Monthly Compensation prior to disability Retirement. If a Member recovers from Disability and returns to employment with the Employer, subsequent entitlement to a Pension shall be determined in accordance with the provisions of the Plan assuming he had been an active Member through his period of Disability.

          4.5 DEFERRED VESTED PENSION. A Member shall be eligible for a deferred vested Pension if his employment is terminated before death or Retirement but after he has completed at least 5 years of Eligibility Service. Payment of a deferred vested Pension shall commence as of the Member's Normal Retirement Date.

          A Member  who  has  completed  at  least 10  years  of  Eligibility
          Service prior to Retirement and who is no longer an Employee may request, in writing, to have the Principal Employer authorize commencement of his Pension as of the beginning of any calendar month within the 10-year period preceding his Normal Retirement Date. His Pension shall commence as of the date requested, but the amount thereof shall be reduced as provided in Section 5.5.

          4.6 GENERAL CONDITIONS. A Member shall not be entitled to receive a Pension under more than one of the foregoing Sections of this Article.

                                       ARTICLE V

                             AMOUNT OF RETIREMENT BENEFIT

          5.1 NORMAL RETIREMENT PENSION. Subject to the provisions of Appendix II and Section 5.6, the monthly amount of Pension payable to a member in the Normal Form beginning at his Normal Retirement Date shall be equal to (a) minus (b) as follows:

           (a) 2.2% of the Member's Average Monthly Compensation for each year of Benefit Service not in excess of 25 years;

           (b) 1.6% of the Member's monthly Social Security Benefit for each year of Benefit Service not in excess of 25 years.

          Unless otherwise provided under the Plan, each Section 401(a)(17) Employee's Accrued Benefit under this Plan will be the greater of the Accrued Benefit determined for the Employee under (c) or (d) below:

           (c) the Employee's Accrued Benefit determined with respect to the benefit formula applicable for the Plan Year beginning on or after January 1, 1994, as applied to the Employee's total years of Benefit Service, or

           (d) the sum of:

            (i) the Employee's Accrued Benefit as of the last day of the last Plan Year beginning before January 1, 1994, frozen in accordance with Treasury Regulations Section 1.401(a)(4)-13, and

           (ii) the Employee's Accrued Benefit determined under the benefit formula applicable for the Plan Year beginning on or after January 1, 1994 as applied to the Employee's years of Benefit Service credited to the Employee for Plan Years beginning on or after January 1, 1994.

          A Section 401(a)(17) Employee means an Employee whose current Ac-crued Benefit as of a date on or after the first day of the first Plan year beginning on or after January 1, 1994 is based on Compensation for a year beginning prior to the first day of the first Plan Year beginning on or after January 1, 1994, that exceeded $150,000.

          5.2 POSTPONED RETIREMENT PENSION.

           (a) Subject to the provisions of Appendix II and Sections 5.6 and 5.7, the monthly amount of Pension payable to a Member beginning at his Postponed Retirement shall be computed in accordance with
          Section 5.1 as of his Postponed Retirement Date.

           (b) If a Member's Postponed Retirement Date has not occurred by the end of the calendar year in which he attains age 70 1/2 and Pension benefits must commence pursuant to Section 7.7, then his Pension benefit shall be his Accrued Benefit calculated pursuant to Section 5.2(a) as of the close of the calendar year in which he attains age 70 1/2, adjusted, if applicable, under Section 5.7 for previous benefit payments. For subsequent required distributions, his Accrued Benefit shall be recalculated at the end of each calendar year thereafter until his actual Postponed Retirement Date or his date of death. Recalculation of the Accrued Benefit is described in the following subparagraph (c).

          Once Pension benefits commence under this Section 5.2, a Member may not elect a different form of payment or Beneficiary for any additional Accrued Benefit which is calculated hereunder. If there is a net increase in the Accrued Benefit hereunder and the Member dies before such increase has been added to the benefit in pay status, such increase will be added to the benefit in pay status once payments, if any, begin to the Eligible Spouse or Beneficiary under that form of payment. No Pre-Retirement Survivor's benefit under Article VI shall be payable with respect to such net increase.

          (c)  The  recalculation  of  the  Member's  Accrued  Benefit  under
          Section 5.2(b) shall be performed as follows:

            (i) a new Accrued Benefit shall be calculated using the Member's Average Monthly Compensation and years of Benefit Service at the close of the calendar year;

           (ii) the new Accrued Benefit as determined under (i) above shall be adjusted, as applicable under Section 5.7, for any benefits received prior to the first required distribution under this
          Section  5.2.   Following  such  adjustment, if  any,  the  Accrued
          Benefit for the calendar year shall be reduced by the Actuarial Equivalent value of the sum of Pension benefits received by the Member between age 65 and the close of such calendar year during months in which Pension benefits could otherwise have been suspended pursuant to Section 5.7(b), provided that the resulting benefit shall not be less than the Actuarial Equivalent value of the Accrued Benefit before it is recalculated under (i) above;

           (iii) if there is a net increase in the Member's Accrued Benefit, as determined under (ii) above, it shall be converted to the form of payment in which the current Pension benefit is being paid considering the age of the Member and, if applicable, his Eligible Spouse or Beneficiary as of the date benefits are first required to commence pursuant to Section 5.2(b). This amount, if any, shall be added to the Pension Benefit already in pay status; no change of payment form is permitted.

           (d) Notwithstanding the foregoing, any adjustment to the Member's postponed Pension benefits due to the mandatory commencement of benefits required under Code Section 401(a)(9) shall be made in accordance with regulations prescribed by the Secretary of the Treasury.

           (e) Postponed Pension benefits hereunder shall commence to the Member upon the earlier of

            (i) his Postponed Retirement Date, or

           (ii) if required pursuant to Section 7.7, the April 1 following the calendar year in which he has attained age 70 1/2.

          The Member's postponed retirement Pension shall be paid pursuant to Article VII.

           (f) If a Member dies after his Normal Retirement Date, but prior to retiring on his Postponed Retirement Date, his Eligible Spouse or Beneficiary shall be entitled to benefits under the Plan in accordance with the applicable provisions of Sections 6.1 and 6.3. Pursuant to such provisions, there may be separate and distinct death benefits payable with respect to Pension benefits which have already commenced and to those which have accrued, but have not yet started to be paid.

          5.3 EARLY RETIREMENT PENSION.

           (a) Subject to the provisions of Appendix II and Section 5.6, the monthly amount of the Pension payable to a Member in the Normal Form beginning at the Member's Normal Retirement Date shall be equal to his Accrued Benefit determined as of the date of his Early Retirement Date. Such Accrued Benefit shall be based on the Member's Average Monthly Compensation as of his Early Retirement Date and the total Benefit Service he would have accumulated if he continued employment until his Normal Retirement Date, not exceeding 25 years of such Service, multiplied by a fraction, the numerator of which is the Member's actual Benefit Service at his Early Retirement Date and the denominator of which is the total Benefit Service he would have accumulated if he continued employ-ment until his Normal Retirement Date.

           (b) If payment of an early retirement Pension commences prior to the Member's Normal Retirement Date, the amount of the Pension shall be reduced by 4/10 of 1% for each month his Annuity Starting Date precedes his Normal Retirement Date.

           (c) Anything in this Section 5.3 to the contrary notwithstanding, a Member who has completed at least 30 years of Eligibility
          Service as of his Early Retirement Date shall be entitled to receive a special early retirement Pension determined on the basis of the following:

            (i) the Member's Accrued Benefit shall be based on the Member's Average Monthly Compensation as of his Early Retirement Date and the total Benefit Service he would have accumulated if he continued employment until the first of the month immediately following his attainment of age 62, not to exceed 25 years of such service, multiplied by a fraction, the numerator of which is the Member's actual Benefit Service at his Early Retirement Date and the denominator of which is the total Benefit Service he would have accumulated if he continued employment until the first of the month immediately following his attainment of age 62.

           (ii) if the Member has attained age 62 as of his Early Retirement Date, his Pension shall not be reduced as described in paragraph
          (b) above for commencement prior to his Normal Retirement Date;

           (iii) if the Member has not attained age 62 as of his Early Retirement Date, the amount of his Pension shall be reduced by 4/10 of 1% for each month his Annuity Starting Date precedes the first of the month immediately following his attainment of age 62.

          5.4 DISABILITY RETIREMENT PENSION. Subject to the provisions of Appendix II and Section 5.6, the monthly amount of the disability retirement Pension commencing at the Member's Normal Retirement Date shall be determined in the same manner as a normal retirement Pension under Section 5.1, based on his Average Monthly Compensation prior to his date of Disability and substituting for his years of Benefit Service the years of Benefit Service which would have been used had he continued to be an Employee until his Normal Retirement Date.

          5.5 DEFERRED VESTED PENSION. Subject to the provisions of Section 5.6, the monthly amount of a Member's deferred vested Pension payable in the Normal Form beginning at his Normal Retirement Date, shall be equal to his Accrued Benefit determined as of his termination of employment. The determination of such Accrued Benefit shall be based on the Member's Average Monthly Compen-sation as of his termination of employment and the total Benefit Service he would have accumulated if he continued employment until his Normal Retirement Date, not exceeding 25 years of such Service, multiplied by a fraction, the numerator of which is the Member's actual Benefit Service at his date of termination and the denominator of which is the total Benefit Service he would have accumulated if he continued employment until his Normal Retirement Date.

          If payment of a deferred vested Pension commences prior to the Member's Normal Retirement Date, the amount of the Pension shall be reduced by 4/10 of 1% for each month that his Annuity Starting Date precedes the Member's Normal Retirement Date.

          5.6 MAXIMUM BENEFIT. Effective January 1, 1987, notwithstanding any other provision of the Plan to the contrary, a Member's annual retirement benefit under the Plan and any other defined benefit pension plan of the Employer or an Affiliated Company may not exceed the lesser of (a) or (b) below, except as provided in (c) below:

           (a) The lesser of (i) or (ii) below, but subject to  subparagraphs
          (iii) through (x) below:

            (i) 100% of his average compensation in the three consecutive highest paid calendar years while a Member in the Plan.

           (ii) $90,000 (as adjusted for increases in the cost of living as provided in rules and regulations adopted by the Secretary of the Treasury).

          (iii) In the case where a benefit is payable prior to the Member's Social Security Retirement Age (defined below), the dollar limitation in subsection (ii) above shall be adjusted so that it is the actuarial equivalent of an annual benefit of $90,000 (as adjusted pursuant to (a)(ii) above), beginning at the Social Security Retirement Age, multiplied by an adjustment factor, as prescribed by the Secretary of the Treasury. The adjustment provided for in the preceding sentence shall be made in such manner as the Secretary of the Treasury may prescribe which is consistent with the reduction for old-age insurance benefits commencing before the Social Security Retirement Age under the Social Security Act. For purposes of determining actuarial equivalence hereunder, the interest assumption shall not be less than the greater of 5% per year or the underlying rate used to determine the reduction of benefits for early payment under the Early Retirement provisions of Section 5.3. Effective January 1, 1995, however, in the event a benefit under this subparagraph is a lump sum, the interest rate assumption shall be the interest rate specified in Section 417(e)(3) of the Code and any regulations thereunder.

           (iv) In the case where a benefit commences after a Member has at-tained Social Security Retirement Age, the dollar limitation in subsection (ii) above shall be adjusted so that it is the actuarial equivalent of an annual benefit of $90,000 (as adjusted pursuant to (a)(ii) above) beginning at the Social Security Retirement Age, multiplied by an adjustment factor as prescribed by the Secretary of the Treasury. For purposes of determining actuarial equivalence hereunder, the interest assumption shall not be greater than the lesser of 5% per year or the rate specified in
          Section 2.2.

            (v) If a Member has completed less than ten years of partic-ipation in the Plan, the Member's Accrued Benefit shall not exceed the dollar limit in subsection (ii) above as adjusted by multiplying such amount by a fraction, the numerator of which is the Member's number of years (or part thereof) of participation in the Plan, and the denominator of which is ten.

           (vi) If a Member has completed less than ten years of Eligibility Service (as defined in Section 3.3), the limitations described in Sections 415(b)(1)(B) and 415(b)(4) of the Code shall be adjusted by multiplying such amounts by a fraction, the numerator of which is the Member's number of years of Eligibility Service (or part thereof), and the denominator of which is ten.

           (vii) In no event shall subsections (v) and (vi) above reduce the limitations provided under Sections 415(b)(1) and (4) of the Code to an amount less than one-tenth of the applicable limitation (as determined without regard to this section).

          (viii) Unless subsection (vi) applies to a Member, the limits of subsections (i) and (ii) above shall be deemed met if:

         (A) the annual benefit payable to the Member from this Plan and all other qualified defined benefit plans of the Employer does not exceed $10,000; and

         (B) the individual has never participated in a qualified defined contribution plan sponsored by the Employer or an Affiliated Company.

         (ix) Except in the case where a benefit is payable pursuant to Section 7.1(b) or 7.3, if a benefit is payable in a benefit form other than a life annuity, the amount otherwise determined under this subparagraph
         (a) shall  be the  actuarial  equivalent of  the amount payable  as a
         life annuity.   For this purpose, the interest rate  assumption shall
         not  be less  than the greater  of 5% or the rate specified in  Section
         2.2 and effective January 1, 1995, the mortality table shall be the applicable table specified under Section 417(e)(3) of the Code and any regulations thereunder.

            (x) For purposes of this Section 5.6, Social Security Retirement Age shall mean such age as defined in Section 415(b)(8) of the Code.

            (b) In the case of a Member who has participated in a defined contribution plan maintained by the Employer or an Affiliated Company, the amount determined pursuant to subparagraph (a) above shall be multiplied by 1.40 in the event (a)(i) applies or by 1.25 in the event (a)(ii) applies and shall further be multiplied by a fraction equal to one minus a fraction with a numerator equal to
          (i) below and a denominator equal to (ii) below:

            (i) The sum of the annual additions made to the Member's account under all defined contribution plans maintained by the Employer and its Affiliated Companies, where the annual additions are equal to the sum of (A) Employer contributions allocated to the Employee's account, (B) any forfeitures allocated to the Employ-ee's account, (C) the portion of the Employee's after-tax contributions made prior to January 1, 1987, that represented the lesser of one-half of such contributions or the amount of such contributions in excess of 6% of his compensation, (D) all Employee after-tax contributions made after December 31, 1986, (E) amounts described in Sections 415(l)(1) and 419(A)(d)(2) of the Code, and (F) any other amounts that are considered annual additions under Section 415(c)(2) of the Code.

           (ii) The sum for each calendar year of the Member's employment with the Employer or Affiliated Companies of the lesser of (A) 1.4 multiplied by 25% of the Member's compensation for the calendar year, or (B) 1.25 multiplied by $30,000, as adjusted for increases in the cost of living as provided under rules and regulations adopted by the Secretary of the Treasury.

           (c) The provisions of subsection (a) above shall not reduce a Member's benefit under the Plan to an amount which is less than either

            (i) the Member's Accrued Benefit on December 31, 1982; or

           (ii) the Member's Accrued Benefit on December 31, 1986.

          For purposes of this subsection (c), the Member's Accrued Benefit on either of the foregoing dates shall be the Accrued Benefit as restricted by the Code Section 415 limitations in effect on each such respective date.

          Similarly, the combined plan limits of subsection (b) above shall be modified to protect the combined plan limits in effect on
          December 31, 1982 and December 31, 1986 respectively, for those Members whose combined plan benefits were within the Code Section 415 limits on each such respective date.

           (d) If, in any limitation year, the benefit under this Plan exceeds the lesser of (a) or (b) above, then appropriate reductions shall first be applied to the Member's Accrued Benefit under this Plan in order to reduce such benefit to the lesser of
          (a) or (b).

          For the purpose of this Section 5.6, Affiliated Companies shall be determined by assuming the phrase "more than 50%" is substituted for the phrase "at least 80%" wherever it appears in Section 1563 of the Code, as it may be amended from time to time and limitation year shall mean Plan Year.

          5.7 POSTPONED RETIREMENT OR REEMPLOYMENT AFTER BENEFITS COMMENCE. If an Employee works beyond his Normal Retirement Date or if a retired Member returns to work with the Employer after his Pension had become payable to him, the following rules shall apply:

          (a) If he is a retired Member returning to work and he is again eligible to participate in the Plan, he shall become an active Member on his reemployment date; if he is an active Member continuing to work he shall remain an active Member as long as he continues to satisfy the eligibility requirements set forth in
          Section 3.1;

          (b)(i) if he has attained Normal Retirement Age and his Pension was being paid, or had not yet commenced because of continued employment, such benefit shall be suspended upon proper notifica-tion, during any calendar month in which he is scheduled to com-plete 40 or more Hours of Service.

          Pension payments shall resume (or commence) as hereinafter pro-vided if the Employee is thereafter scheduled to complete less than 40 Hours of Service in any calendar month;

           (ii) if he has not attained Normal Retirement Age at the time of his reemployment with the Employer, all Pension payments shall automatically cease upon such reemployment;

           (c) He shall be eligible for additional years of Benefit Service as a result of his reemployment in accordance with the provisions of the Plan;

           (d) If Pension benefits have been paid in a lump sum in accordance with Section 7.7 of the Plan, the Member shall not accrue benefits with respect to service prior to his date of reemployment unless such lump sum is repaid to the Trust Fund with interest at the rate of 5% per annum.

           (e) Any Pension benefit subsequently paid shall be reduced to reflect the Actuarial Equivalent of the benefits previously received before Normal Retirement Age, but in the event that
          Section 5.7(b)(i) applies, the reduction in any month shall not exceed 25% of the Pension benefits payable to the Member without regard to the reduction, except as provided in Section 2530.203-3 of the Code of Federal Regulations;

           (f) If he shall die during the period of subsequent or continuing employment, death benefits, if any, shall be payable only in accordance with the provisions of Article VI and shall be reduced to reflect the Actuarial Equivalent of the Pension benefits previously received but in no event shall the reduction exceed 25% of the Pension benefits payable to the Member without regard to the reduction, except as provided in Section 2530.203-3 of the Code of Federal Regulations.

          5.8 SUSPENSION OF BENEFITS.

           (a) During the first calendar month in which an Employee's benefits are suspended pursuant to Section 5.7(b)(i), the Plan Administrator shall deliver to the Employee, by personal delivery or first class mail, a notice setting forth a description of the specific reasons why benefit payments are being suspended, a general description of the Plan provisions relating to the suspension of benefits, a copy of the Plan provisions relating to the suspension of benefits, the statement that applicable Department of Labor Regulations may be found in Section 2530.203-3 of the Code of Federal Regulations, a description of the procedures set forth in the Plan for obtaining a review of the suspension of benefits, and a description of any notice procedure (including any forms which must be filed by the Employee) as a prerequisite for the Employee's obtaining the resumption or commencement of benefit payments.

          The notice shall also set forth the periods of employment which gave rise to the offset, the suspendable amounts which are subject to offset, and the manner in which the Plan Administrator intends to offset the suspendable amounts. In no event shall the amount of benefits offset by the Plan Administrator in any month exceed 25% of the benefits to which an Employee would have been entitled but for the offset.

          (b)(i) If, during a calendar month, an Employee's Pension benefits are no longer suspendable pursuant to Section 5.7(b)(i), such payments shall resume to the Employee no later than the first day of the third calendar month after such calendar month. The initial payment upon resumption shall include the payment scheduled to occur in the calendar month when payments resume, less any offset for payments when benefits should have been suspended.

           (ii) If a Member's Pension benefits were suspended prior to Normal Retirement Age, pursuant to Section 5.7(b)(ii), Pension benefits to the Member shall resume after the Member's subsequent retirement, except as required under Section 7.7.

           (c) In the event an Employee submits a written request to the Plan Administrator for a review of the suspension of his benefits, such request shall be deemed to be a request for a review of the denial of a claim for benefits for purposes of the benefit claims procedure set forth in Article VIII.

          In the event an Employee submits a written request to the Plan Administrator for a determination whether specific contemplated employment will result in the suspension of benefits, the Plan Administrator shall, within 30 days of the receipt of such request, notify the Employee in writing whether said employment will result in suspension of benefits.

          5.9 LIMITATION ON BENEFITS. No benefits shall be paid under this Plan except in the event of retirement, death, disability, termination of employment, or termination of the Plan, and such benefits will be paid as expressly provided herein.

                                      ARTICLE VI
                             DEATH AND DISABILITY BENEFITS

          6.1 PRE-RETIREMENT SURVIVING SPOUSE BENEFIT FOR DEATH OCCURRING ON OR AFTER ELIGIBILITY FOR EARLY RETIREMENT. If a member who has satisfied the requirements for early retirement set forth in
          Section 4.3 (including a Member who has completed at least 10 years of Eligibility Service, has attained age 55 and has terminated due to Disability) dies before his Annuity Starting Date, a monthly Pension benefit shall be payable to his surviving Eligible Spouse. The amount of the benefit is 50% of the Member's Accrued Benefit as of the date of his death.

          Unless Section 7.7 applies, such Eligible Spouse's benefit shall commence on the first day of the month next following the Member's date of death and continue for the surviving Eligible Spouse's lifetime.

          If the involuntary cash-out provisions of Section 7.7 are operative, a monthly death benefit which becomes due hereunder but which has not yet commenced shall be paid in one lump sum amount to the Eligible Spouse in lieu of all other benefits under the Plan.

          If the Member had no Eligible Spouse on the date of his death, no benefits are payable hereunder.

          6.2 PRE-RETIREMENT SURVIVING SPOUSE BENEFIT FOR DEATH OCCURRING BEFORE ELIGIBILITY FOR EARLY RETIREMENT. If a Member who has completed at least five years of Eligibility Service dies before he has satisfied the requirements for early retirement set forth in Section 4.3, a monthly Pension benefit shall be payable to his surviving Eligible Spouse. The amount of such benefit is the amount that would have been payable to the Eligible Spouse as the survivor annuitant had:

           (a) the Member terminated employment with the Employer and all Affiliated Companies on the day before his death (or actual termination date if earlier) and elected Pension benefits to begin his earliest retirement date under the Plan, and

           (b) his Accrued Benefit had been payable in the 50% Joint and Survivor annuity form described in Article VII with his Eligible Spouse as the survivor annuitant, entitled to receive 50% of the amount of the Member's Pension benefit subject to the early payment reductions in Article V.

          Unless Section 7.7 applies, such Eligible Spouse's monthly benefit shall be payable commencing on the first day of the month next following the Member's date of death and continue for the surviving Eligible Spouse's lifetime and shall be the Actuarial Equivalent of the amount the Eligible Spouse would have received under the conditions of (a) and (b) above.

          If the involuntary cash-out provisions of Section 7.7 are operative, a monthly death benefit which becomes due hereunder but which has not yet commenced shall be paid in one lump sum amount to the Eligible Spouse in lieu of all other benefits.

          If the Member had no Eligible Spouse on the date of his death, no benefits are payable hereunder.

          6.3 DEATH BENEFITS AFTER PENSION BENEFITS HAVE COMMENCED.

           (a) If a Member dies after he has retired in accordance with the provisions of Section 4.1, 4.2, 4.3 or 4.4 and such Member has an Eligible Spouse, such Eligible Spouse shall be eligible for an Eligible Spouse's benefit commencing as of the first day of the month next following the Member's death.

          The amount of the benefit payable to the Eligible Spouse under this paragraph (a) shall be equal to 50% of the Member's Pension as provided under Sections 5.1, 5.2, 5.3 or 5.4, whichever is applicable. The last payment of the benefit under this paragraph
          (a) shall be made as of the beginning of the month in which the Eligible Spouse's death occurs.

           (b) If any Member who is not described in paragraph (a) above dies at any time after Pension benefits have begun, death benefits, if any, shall be payable as follows:

            (i) if Pension benefits were being paid to the Member imme-diately before his death, no death benefit shall be payable to anyone unless the form in which the Pension benefit was being paid provided for a continuing payment. If the Pension benefit form of payment provided for a continuing payment, the death benefit shall be the amount payable under such form of payment. The preretir-ement death benefit provisions of Section 6.2 shall not be effective.

           (ii) if Pension benefits had commenced, but were suspended pursuant to Section 5.7(b), Section 6.2 shall apply with respect to the Member's Accrued Benefit, as adjusted under Section 5.7.

          6.4 LUMP SUM DEATH BENEFIT. Upon the death of a retired Member, a lump sum death benefit in the amount of $3,000 shall be payable to the retired Member's Beneficiary. The lump sum death benefit shall be payable only on behalf of a Member who retied under the Plan with entitlement to an Early, Normal or Postponed retirement Pension and shall be payable in addition to any other benefit payable upon the death of a retired Member under the terms of this Plan.

                                      ARTICLE VII
                              PAYMENT OF PENSION BENEFITS

          7.1 AUTOMATIC PAYMENT FORMS.

           (a) Unless the involuntary cash-out provisions of Section 7.7 apply, the automatic form of Pension benefit payable to a Member who does not have an Eligible Spouse on the Annuity Starting Date shall be a single life annuity under which Pension benefits are payable monthly commencing on the first day of the month coincident with or next following the date his Retirement or other termination occurs and ending with the payment due for the month in which his death occurs.

           (b) Unless the involuntary cash-out provisions of Section 7.7 apply, the automatic form of Pension for a Member who has an Eligible Spouse on the Annuity Starting Date shall be as described in accordance with the following:

            (i) In the event the Member's Annuity Starting Date is a result of his Retirement in accordance with Section 4.1, 4.2, 4.3, or 4.4, such Member shall receive a Pension benefit payable to the Member as a single life annuity described under paragraph (a) of this Section 7.1.

           (ii) In the event the Member's Annuity Starting Date is a result of his eligibility for a deferred vested Pension pursuant to
          Section 4.5, such Member shall receive a reduced retirement income which shall be the Actuarial Equivalent of the Pension benefit to which he would have been entitled under paragraph (a) of this
          Section 7.1 if he had no Eligible Spouse, payable monthly commencing on the first day of the month coincident with or next following the date his retirement occurs, and if he shall die prior to such Eligible Spouse, continuing to the Eligible Spouse at 50% of the reduced amount and ending with the payment due for the month in which the death of the Eligible Spouse occurs.

          7.2 ELECTION OF OPTIONAL FORMS. A Member may elect an optional form of payment for his Pension benefit as may be available under
          Section 7.3, 7.4, or 7.5. Such election will not take effect unless the Member's Eligible Spouse consents to the election if required under Section 7.6(c). The Plan Administrator shall make an election form available to each such eligible Member at least 30 days, but no later than 90 days prior to an Annuity Starting Date. Such form shall describe in plain language the terms and conditions of the normal form of payment described in Section 7.1 and the optional forms of benefit and shall provide for election of optional forms of benefit and a benefit commencement date. The completed election form must be returned to the Plan Administrator within the 90 day period ending on the designated Annuity Starting Date. In addition, the form will provide a description of the Member's right to reinstate coverage under the normal form of benefit described in Section 7.1 prior to his Annuity Starting Date by revoking an election of an optional form of benefit. If a Member files a subsequent election form prior to the date benefits commence, the prior form shall be of no effect. If no election has been made at the expiration of the election period, Pension benefits will be payable in accordance with Section 7.1. Election of optional forms of benefits under the following Sections 7.3, 7.4, and 7.5 shall be subject to the restrictions of Section 7.6. After an Annuity Starting Date, no other option may be elected, changed or revoked.

          The Plan Administrator may, on a uniform and nondiscriminatory basis, provide for such other election periods as comply with regulations issued under Code Sections 401(a)(11) and 417. Subject to the provisions of Section 7.6, the Plan Administrator may defer a Member's Annuity Starting Date for a period of up to 90 days if the Plan Administrator determines that the deferral is desirable in order to provide for an orderly election procedure.

          7.3 JOINT AND SURVIVOR OPTION.

           (a) A Member who has an Eligible Spouse may elect, by submitting an election form to the Plan Administrator, to have his Pension benefit, which is inclusive of the Death Benefits After Pension Benefits Have Commenced described in Section 6.3, reduced and converted to an Actuarial Equivalent benefit to be paid monthly during his life with the provision that after his death, 75% or 100% of such reduced Pension benefit will be payable to his Eligible Spouse during the remaining life of such Eligible Spouse.

           (b) If a Member elects the Joint and Survivor Option and his Eligible Spouse dies before such Member's benefit actually commences and the Member does not change his election in accordance with Section 7.2, his Pension benefit shall be paid under the normal form under Section 7.1.

           (c) If a Member elects the Joint and Survivor Option and dies before benefits commence to be paid to him, his Eligible Spouse will not be entitled to any rights or benefits under the Plan, except as may be provided under Article VI.

           (d) If a Member elects the Joint and Survivor Option and his Eligible Spouse dies before the Member, but after the retirement of such Member, such Member will continue to receive the reduced Pension benefit payable to him in accordance with such option.

          7.4 LIFE ANNUITY OPTION. Subject to Section 7.6(c), a Member whose Annuity Starting Date is a result of his eligibility for a deferred vested Pension pursuant to Section 4.5 and who has an Eligible Spouse may elect, by submitting an election form to the Plan Administrator, to receive a single life form of Pension in lieu of the standard 50% joint and survivor form. The single life form of Pension provides for monthly payments during the Member's life, ending with the payment due for the month in which his death occurs.

          7.5 LIFE ANNUITY WITH GUARANTEED PAYMENT PERIOD OPTION. A Member who does not have an Eligible Spouse may elect, by submitting an election form to the Plan Administrator, to have his Pension benefit paid as a life annuity as described in Section 7.4, but guaranteed for a period of 120 months, with the provision that if the Member dies before payment of the guaranteed 120 installments, payment of any remaining installments shall be paid to his Beneficiary. Such form of payment shall be the Actuarial Equivalent of the normal form of payment under Section 7.1(a).

          7.6 GENERAL PROVISIONS.

          (a) Effective January 1, 1985, anything in the foregoing to the contrary notwithstanding, no method of distribution of Pension benefit may be made under this Article which would violate the requirements of Code Section 401(a)(9)-2 and related regulations thereunder, including the incidental death benefit requirements of Treasury Regulation 1.401(a)(9)2. The provisions of this Code Section override any distribution options under the Plan if inconsistent with the requirements of Code Section 401(a)(9).

          (b) Distribution to  Members who  attain age  70 1/2 in  1988 or  1989
          must  commence by  April  1,  1990.   Distribution  to Members  who
          attain age 70 1/2 in 1990 and calendar years thereafter must commence by the April 1 following the year in which age 70 1/2 is attained. Distribution to Members who attained age 70 1/2 prior to January 1, 1988 may be deferred until the April 1 of the year next following the close of the calendar year in which the Member retires;
          provided, however, that distribution of benefits to an Employee who owns 5% or more of the outstanding stock of the Employer may not be deferred beyond the April 1 following the calendar year in
          which  he  attains age 70 1/2.    Upon  the death  of  a  Member  any
          remaining interest he may have in the Plan shall be distributed within the later of five years after his death or after the death of his Beneficiary, unless another form of payment was already in effect at the time of his death, in which case benefits may be made in accordance with such form of payment. Benefits may not be immediately distributed prior to the Member's Normal Retirement Date unless the Member consents in writing, except as provided in
          Section 7.7.

           (c) If a married Member elects to receive his Pension benefit in any form other than the normal form for married individuals as described in Section 7.1(b) or under the Joint and Survivor annuity form described in Section 7.3 with his Eligible Spouse as the Beneficiary, then such election shall not take effect unless either:

            (i) the Member's Eligible Spouse consents in writing to such election and the Eligible Spouse's consent acknowledges the effect of such election and is witnessed by a notary public or Plan representative, or

           (ii) it is established to the satisfaction of the Plan Administrator that the Member has no Eligible Spouse, or that the Eligible Spouse's consent cannot be obtained because the Eligible Spouse cannot be located, or because of such other circumstances as may be prescribed in regulations issued pursuant to Code
          Section 417.

           (d) It is the intent of the Plan that all benefits be paid promptly when due. In the absence of any inability to determine the amount of benefit payable or the eligibility for a benefit due to the lack of adequate information on date of birth of Member or Eligible Spouse, the first benefit shall be paid no later than the 60th day after the close of the latest Plan Year in which:

            (i) the Member attains age 65;

           (ii) the Member reaches the 10th anniversary of his date of commencement of participation in the Plan, or

          (iii) the Member's date of termination occurs.

           (e) If a Member has made, prior to January 1, 1984, a written designation to have his benefit paid in an alternative method acceptable under Code Section 401(a) as in effect prior to the enactment of the Tax Equity and Fiscal Responsibility Act of 1982, then the restrictions of this Section shall not apply.

          7.7  INVOLUNTARY  CASH-OUT  PROVISION.    In  the  event  that  the
          retirement benefit payable to any Member shall have an Actuarial Equivalent present value of $3,500 or less and the benefit has not yet commenced, payment of such Actuarial Equivalent present value shall automatically be made to the appropriate individual in a lump sum as soon as practicable following the Member's termination of employment, in lieu of all other benefits hereunder.

          7.8 MISSING PERSONS. If the Plan Administrator shall be unable, within five years after any amount becomes due and payable from the Plan to a Member, Retired Member, Eligible Spouse or Beneficiary, to make payment because the identity or whereabouts of such person cannot be ascertained, the Plan Administrator may mail a notice by registered mail to the last known address of such person outlining the action to be taken unless such person makes written reply to the Plan Administrator within 60 days from the mailing of such notice. The Plan Administrator may direct that such amount and all further benefits with respect to such person shall be forfeited and all liability for the payment thereof shall terminate. However, in the event of the subsequent reappearance of the Member, retired Member, Eligible Spouse or Beneficiary prior to termination of the Plan, the benefit which was forfeited (but not any earnings attributable to such forfeiture) shall be reinstated in full.

          7.9 RESTRICTIONS ON DISTRIBUTIONS. This Section 7.9 shall apply to the amount of Benefits under this Plan for any Member who is considered a Restricted Member as defined hereunder. For any Plan Year, such Benefits shall be limited to an amount equal to the payments that would have been made on behalf of the Restricted Member under the life annuity form of payment described in Section
          7.4 that is the Actuarial Equivalent of the Restricted Member's Accrued Benefit under the Plan. Furthermore, in the event the Plan terminates, Benefits payable to a Restricted Member shall be limited to a Benefit that is nondiscriminatory in accordance with Code Section 401(a)(4).

          For purposes of this Section 7.9, the term Restricted Member shall mean each highly compensated employee as defined in Code Section 414(q) and highly compensated former employee. In any one Plan Year, the total number of Members whose benefits are subject to restriction under this Section 7.9 shall be limited by the Plan to a group of not less than 25 highly compensated employees and
          highly   compensated    former   employees   with   the    greatest
          Compensation.

          For purposes of this Section 7.9, the term Benefit shall include retirement Pension provided by the Plan plus loans in excess of the amounts set forth in Code Section 72(p)(2)(A), any periodic income, any withdrawal values payable to a living Member and any death benefits not provided for by insurance on the Member's life.

          The limitations set forth in this Section 7.9 shall not restrict the current payment of the full amount of retirement Pension provided by the Plan if:

           (a) after payment to a Restricted Member of all of the Benefits described above, the value of Plan assets equals or exceeds 110% of the value of current liabilities, as defined in Code Section 412(l)(7), or

           (b) the value of the Benefits described above for a Restricted Member is less than 1% of the value of current liabilities, as defined in Code Section 412(l)(7) and determined before payment of such Benefits; or

           (c) the value of the Benefits described above for a Restricted Member does not exceed $3,500.

          7.10 DIRECT ROLLOVERS.

           (a) This Section applies to distributions made on or after January 1, 1993. Notwithstanding any provision of the Plan to the contrary that would otherwise limit a distributee's election under this Section, a distributee may elect, at the time and in the manner prescribed by the Plan Administrator, to have any portion of an eligible rollover distribution paid directly to an eligible retirement plan specified by the distributee in a direct rollover.

           (b) DEFINITIONS.

            (i) 'ELIGIBLE ROLLOVER DISTRIBUTION': An eligible rollover distribution is any distribution of all or any portion of the balance to the credit of the distributee, except that an eligible rollover distribution does not include: any distribution that is one of a series of substantially equal periodic payments (not less frequently than annually) made for the life (or life expectancy) of the distributee or the joint lives (or joint life expectancies) of the distributee and the distributee's designated beneficiary, or for a specified period of ten years or more; any distribution to the extent such distribution is required under Section 401(a)(9) of the Code; and the portion of any distribution that is not includible in gross income (determined without regard to the exclusion for net unrealized appreciation with respect to employer securities).

           (ii) 'ELIGIBLE RETIREMENT PLAN': An eligible retirement plan is an individual retirement account described in Section 408(a) of the Code, an individual retirement annuity described in Section 408(b) of the Code, an annuity plan described in Section 403(a) of the Code, or a qualified trust described in Section 401(a) of the Code, that accepts the distributee's eligible rollover distribution.

          However, in the case of an eligible rollover distribution to the surviving spouse, an eligible retirement plan is an individual retirement account or individual retirement annuity.

          (iii) 'DISTRIBUTEE': A distributee includes an Employee or former Employee. In addition, the Employee's or former Employee's surviving spouse and the Employee's or former Employee's spouse or former spouse who is the alternate payee under a qualified domestic relations order, as defined in Section 414(p) of the Code, are distributees with regard to the interest of the spouse or former spouse.

           (iv) 'DIRECT ROLLOVER':   A direct  rollover is a  payment by  the
          plan to the eligible retirement plan specified by the distributee.


                                     ARTICLE VIII
                                    ADMINISTRATION

          8.1 ALLOCATION OF RESPONSIBILITY AMONG FIDUCIARIES FOR PLAN AND TRUST ADMINISTRATION. The Fiduciaries shall have only those specific powers, duties, responsibilities and obligations as are specifically given them under this Plan or the Trust.

          The Employers shall have the sole responsibility for making the contributions necessary to provide benefits under the Plan as specified in Article IX. The Principal Employer shall have the sole authority to appoint and remove the Trustee and any investment manager which may be provided for under the Trust, and to amend or terminate, in whole or in part, this Plan or the Trust. The Principal Employer shall also have the sole
          responsibility  for   the  administration   of  this  Plan,   which
          responsibility is specifically described in this Plan and the Trust.

          The   Trustee   shall  have   the   sole  responsibility   for  the
          administration of the Trust and the management of the assets held under the Trust, all as specifically provided in the Trust.

          Each Fiduciary warrants that any directions given, information furnished, or action taken by it shall be in accordance with the provisions of the Plan or the Trust, as the case may be, authorizing or providing for such direction, information or action. Furthermore, each Fiduciary may relay upon any such direction, information or action of another Fiduciary as being proper under this Plan or the Trust, and is not required under this Plan or the Trust to inquire into the propriety of any such direction, information or action. It is intended under this Plan and the Trust that each Fiduciary shall be responsible for the proper exercise of its own powers, duties, responsibilities and obligations under this Plan and the Trust and shall not be responsible for any act or failure to act of another Fiduciary. No Fiduciary guarantees the Trust Fund in any manner against investment loss or depreciation in asset value.

          8.2 RECORDS AND REPORTS. The Principal Employer shall exercise such authority and responsibility as it deems appropriate in order to comply with ERISA and governmental regulations issued thereunder relating to records of Member's Eligibility Service, Benefit Service, Accrued Benefits and whether benefits are nonforfeitable under the Plan; notifications to Members; annual registration with the Internal Revenue Service; annual reports to the Department of Labor; and reports to the Pension Benefit Guaranty Corporation.

          8.3 DELEGATION TO INDIVIDUALS. The Plan Administrator may name an individual or a committee to oversee the day to day operations of the Plan with discretionary authority over the operation of the Plan and such individual or the committee shall be Fiduciaries for purposes of plan administration.

          8.4 BENEFIT CLAIMS PROCEDURES. All claims for benefits under the Plan shall be in writing and shall be submitted to the Plan Administrator. If any application for payment of a benefit under the Plan shall be denied, the Plan Administrator shall notify the claimant within 90 days of such application setting forth the specific reasons therefor and shall afford such claimant a reasonable opportunity for a full and fair review of the decision denying his claim. If special circumstances require an extension of time for processing the claim, the claimant will be furnished with a written notice of the extension prior to the termination of the initial 90-day period. In no event shall such extension exceed a period of 90 days from the end of such initial period. The extension notice shall indicate the special circumstances requiring an extension of time and the date by which the Plan Administrator expects to render its decision.

          Notice of such denial shall set forth, in addition to the specific reasons for the denial, the following:

           (a) reference to pertinent provisions of the Plan;

           (b) such additional information as may be relevant to the denial of the claim;

           (c) an explanation of the claims review procedure; and

           (d) notice that such claimant may request the opportunity to review pertinent Plan documents and submit a statement of issues and comments.

          Within 60 days following notice of denial of his claim, upon written request made by any claimant for a review of such denial to the Plan Administrator, the Plan Administrator shall take appropriate steps to review its decision in light of any further information or comments submitted by such claimant.

          8.5 OTHER POWERS AND DUTIES OF THE PRINCIPAL EMPLOYER. The Principal Employer shall have such duties and powers as may be necessary to discharge its duties hereunder, including, but not by way of limitation, the following:

           (a) construe and interpret the Plan, decide all questions of eligibility and determine the amount, manner and time of payment of any benefits hereunder;

           (b)   prescribe   procedures  to   be   followed  by   Members  or
          Beneficiaries filing applications for benefits;

           (c) prepare and distribute, in such manner as the Principal Employer determines to be appropriate, information explaining the Plan;

           (d) receive from the Employers and from Members such information as shall be necessary for the proper administration of the Plan;

           (e) prepare annual reports with respect to the administration of the Plan as are reasonable and appropriate;

           (f) receive and review a copy of the periodic valuation of the Plan made by the Actuary;

           (g) receive, review and keep on file (as it deems convenient and proper) reports of benefit payments by the Trustee and reports of disbursements for expenses;

           (h) to the extent not provided by the Principal Employer, appoint or employ individuals to assist in the administration of the Plan and any other agents it deems advisable, including legal and actuarial counsel.

          8.6 RULES AND DECISIONS. The Principal Employer may adopt such rules and actuarial tables as it deems necessary, desirable or appropriate. Except as otherwise herein expressly provided, the Plan Administrator shall have the exclusive right and discretionary authority, to the fullest extent provided by law, to interpret the Plan and decide any matters arising hereunder in the administration and operation of the Plan, and any interpretations or decisions so made will be conclusive and binding on all persons having an interest in the Plan; provided, however, that all such interpretations and decisions will be applied in a uniform and nondiscriminatory manner to all Employees. When making a determination or calculation, the Principal Employer shall be entitled to rely upon information furnished by a Member or Beneficiary, the Actuary, or the Trustee.

          8.7 AUTHORIZATION OF BENEFIT PAYMENTS. The Principal Employer shall issue directions to the Trustee concerning all benefits which are to be paid from the Trust Fund pursuant to the provisions of the Plan, and warrants that all such directions are in accordance with this Plan.

          8.8 APPLICATION AND FORMS FOR PENSION. The Principal Employer may require a Member to complete and file with the Principal Employer an application for Pension and all other forms approved by the Principal Employer, and to furnish all pertinent information requested by the Principal Employer. The Principal Employer may rely upon all such information so furnished it, including the Member's current mailing address.

          8.9 INDEMNIFICATION. Any individual Employee who is assigned administrative responsibilities in accordance with this Article shall be indemnified by the Principal Employer against any and all liabilities arising by reason of any act or failure to act made in good faith pursuant to the provisions of the Plan, including expenses reasonably incurred in the defense of any claim relating thereto.

                                      ARTICLE IX
                               FUNDING AND CONTRIBUTIONS

          9.1 ESTABIISHMENT OF TRUST FUND. The Trust Fund shall be held and administered by the Trustee in accordance with the terms of the Trust Agreement. The Trust Fund shall hold all contributions made by the Employer and earnings and other income attributable there-to. All benefits payable under the Plan shall be disbursed from the Trust Fund.

          9.2 CONTRIBUTIONS TO THE FUND; PLAN EXPENSES. The Employer will contribute to the Trust Fund such sums and at such times as may be determined by the Board of Directors of the Employer in accordance with the funding method and policy to be established by the Board which are consistent with Plan objectives. The Board of Directors of the Employer, in consultation with the Actuary and the Plan Administrator, shall have the right to change the method of funding, subject only to any contractual restrictions of the existing method of funding. Forfeitures arising from termination of service will be used to reduce Employer contributions and will not be applied to increase any benefits under the Plan. Except as provided in Section 9.3 and Article X, all contributions when made to the Trust Fund and all property and assets of the Trust Fund, including income from investments and from all other sources, will be retained for the exclusive benefit of Members, Eligible Spouses and Beneficiaries included in the Plan and will be used to pay benefits provided hereunder or to pay expenses of administration of the Plan and the Trust Fund to the extent not paid by the Employer.

          9.3 CONTRIBUTIONS CONDITIONAL. Each Employer contribution to the Plan is expressly conditioned on its deductibility. If any Employer contribution is deemed to be nondeductible or made by the

          Employer by a mistake of fact, such contribution shall be returned to the Employer within one year of the date of the disallowance of such deduction or the date the contribution was made to the Trust Fund, respectively.

          9.4 EMPLOYEE  CONTRIBUTIONS.    No  Employee will  be  required  or
          permitted to make any contributions under this Plan.


                                       ARTICLE X
                               AMENDMENT AND TERMINATION

          10.1 RIGHT TO AMEND OR TERMINATE. The Principal Employer reserves the right to amend, modify, suspend, or terminate the Plan in whole or in part at any time by means of a resolution of its Board of Directors. No amendment will be effective unless the Plan, as so amended, is for the exclusive benefit of Members, Eligible Spouses, and Beneficiaries,and no amendment will deprive any Member without his consent of any benefit to which he was previously entitled, provided that any and all amendments may be made which are necessary to maintain the qualification of the Plan under the Code and provided further that such amendments may be retroactively effective. The Plan shall not be automatically terminated by any Employer's acquisition by or merger or consoli-dation into any other corporation. In the event of a reorganiza-tion, consolidation, dissolution or merger of an Employer, the Plan can be continued by the successor, and in such event the successor shall be substituted for such Employer and shall assume all of the Plan liabilities and all of the powers, duties and responsibilities of such Employer under the Plan.

          10.2 PARTIAL TERMINATION. Upon a partial termination of the Plan with respect to a group of Members, as determined by a ruling of the Internal Revenue Service as to which all rights to appeal have expired, the Principal Employer shall direct the Actuary to determine the proportionate share of the assets for Members affected by such partial termination. After such proportionate share has been determined, the Trustees shall segregate the assets of the Fund allocable to such group of Members for payment of benefits in accordance with the provisions of Section 10.3.

          10.3 VESTING AND DISTRIBUTION OF FUNDS UPON TERMINATION. Upon termination of the Plan by the Principal Employer, in whole or in part, all affected Members will become fully vested and entitled to their Accrued Benefits under the Plan. In such event, the assets in the Fund (or the portion of the Fund determined in accordance with Section 10.2) will be allocated as follows:

           (a) There shall first be credited to each Member who was receiv-ing Pension benefits or who was eligible to receive Pension benefits at least three years prior to the date of Plan termination and to each Eligible Spouse and Beneficiary who was receiving Pension benefits or who was eligible to receive Pension benefits at least three years prior to the date of Plan termina-tion an amount which will provide for him the amount of Pension benefits then accrued to him under the Plan, but not in excess of the benefit insured by the Pension Benefit Guaranty Corporation.

           (b) There shall next be credited to each Member who was receiving Pension benefits or who was eligible to receive Pension benefits on the date of Plan termination and to each Eligible Spouse and Beneficiary who was receiving Pension benefits or who was eligible to receive Pension benefits on the date of Plan termination an amount which will provide for him the amount of Pension benefits then accrued to him under the Plan, but not in excess of the benefit insured by the Pension Benefit Guaranty Corporation.

           (c) There shall next be credited to each other Member who, on the date on which the Plan shall terminate, is eligible for Pension benefits in accordance with Section 5.5 an amount which will pro-vide for him the amount of the Pension benefits then accrued to him under the Plan, but not in excess of the benefit insured by the Pension Benefit Guaranty Corporation.

           (d) There shall next be credited to each other Member who would be entitled to additional Pension benefits in accordance with (a),
          (b), and (c) above, were such additional income not in excess of the amount insured by the Pension Benefit Guaranty Corporation, an amount which will provide for him the amount of retirement income then accrued to him under the Plan.

           (e) There shall next be credited to each other Member an amount which will provide for him the amount of Pension benefits then accrued to him under the Plan.

          Allocation in any of the above classes shall be adjusted for any allocation made to the same Member under a prior class.

          10.4 DETERMINATION OF FUNDS UPON TERMINATION.

           (a) The application of the Trust Fund on the foregoing basis shall be calculated as of the date on which the Plan shall terminate. When the calculation shall be completed, the respective interest in the Trust Fund will be distributed to or on behalf of the respective Members, Eligible Spouses, and Beneficiaries under the Plan in the order stated in Section 10.3 only after the Principal Employer has sent written notice to the Trustee, that all of the applicable requirements governing the termination of qualified retirement plans have been, or are being complied with or that appropriate authorizations, waivers, exemptions or variances have been, or are being, obtained.

           (b) If the assets in the Trust Fund on the date the Plan is terminated are not sufficient to provide in full the amounts required within classes (a), (b), (c), and (d) of Section 10.3, any benefit in excess of $10,000 paid within a 12-month period during the 36- month period immediately preceding the date of termination of the Plan to a Member, Eligible Spouse, or Benefi-ciary who owns 10% or more of the outstanding voting stock of any Employer may be deemed a part of the Trust Fund for purposes of allocation.

           (c) If the assets are not sufficient to provide in full for the amounts required for a class in the order listed in Section 10.3, the balance of the assets shall be allocated to each member of a class in the proportion which his amount bears to the total amount in such class.

           (d) Distribution upon termination of the Plan may be in the form of an annuity contract, cash, or securities or other assets in kind as determined by the Principal Employer in a uniform, nondiscriminatory manner and applicable to all Members.

           (e) Any funds remaining after the satisfaction of all liabilities to Members, Eligible Spouses, and Beneficiaries under the Plan shall be returned to the Principal Employer.

          10.5 RESTRICTION ON BENEFITS. In the event of plan termination, the benefit of any highly compensated employee as defined in Code
          Section 414(q) and highly compensated former employee is limited to a benefit that is nondiscriminatory under Code Section 401(a)(4).

          10.6 RIGHT TO ACCRUED BENEFITS. Any other provision of the Plan notwithstanding, upon termination or partial termination of the Plan, the right of each Member to benefits accrued to the date of such termination or partial termination to the extent then funded or to the extent guaranteed by the Pension Benefit Guaranty Corporation shall be nonforfeitable.


                                      ARTICLE XI
                              FIDUCIARY RESPONSIBILITIES

          11.1  BASIC  RESPONSIBITITIES.    Any  Fiduciary  under  the  Plan,
          whether specifically designated or not, shall:

           (a) discharge all duties solely in the interest of Members, Spouses, and Beneficiaries and for the exclusive purpose of pro-viding benefits and defraying reasonable administrative expenses under the Plan;

           (b)  discharge   his  responsibilities  with   the  care,   skill,
          prudence, and diligence a prudent man would use in similar circumstances; and

           (c) conform with the provisions of the Plan.

          No person who is ineligible by law will be permitted to serve as Fiduciary.

          11.2 ACTIONS OF FIDUCIARIES.  Any Fiduciary:

           (a) may serve in more than one fiduciary capacity with respect to the Plan;

           (b) may employ one or more persons to render advice with regard to or to carry out any responsibility that such Fiduciary has under the Plan; and

           (c) may rely upon any discretion, information, or action of any other Fiduciary, acting within the scope of its responsibilities under the Plan, as being proper under the Plan.

          11.3 FIDUCIARY LIABILITY. No Fiduciary shall be personally liable for any losses resulting from his action except as provided by federal law. Each Fiduciary shall have only the authority and duties which are specifically allocated to him, shall be responsible for the proper exercise of his own authority and duties, and shall not be responsible for any act or failure to act of any other Fiduciary.

                                      ARTICLE XII
                               TOP-HEAVY PLAN PROVISIONS

          12.1 GENERAL RULE. For any Plan Year for which this Plan is a "top-heavy plan" as defined in Section 12.5, any other provisions of the Plan to the contrary notwithstanding, the Plan shall be subject to the following provisions:

           (a) The vesting provisions of Section 12.2.
           (b) The minimum benefit provisions of Section 12.3.
           (c) The limitation on benefits set by Section 12.4.

          12.2 VESTING PROVISIONS. Each Member who (a) has completed at least three years of Eligibility Service and (b) has completed an Hour of Service during any Plan Year in which the plan is "top-heavy", shall have a nonforfeitable right to his Accrued Benefit.

          If the Plan ceases to be "top-heavy", each Member with three or more years of Eligibility Service, whether or not consecutive, shall have the right to elect to remain under the vesting schedule hereunder or to have the vesting provisions of Section 4.5 be applicable. Each such Member shall have the right to elect the applicable schedule within 60 days after the day the Member is issued written notice by the Plan Administrator, or as otherwise provided in accordance with regulations issued under the provision of the Code, relating to changes in the vesting schedule.

          For all other Members, the vesting provisions of Section 4.5 shall be applicable once the Plan ceases to be "top-heavy". This provision shall not cause a Member's vested percentage to be reduced.

          12.3 MINIMUM BENEFIT PROVISIONS. Each Member who (a) is a "non-key employee" (as defined in Section 12.7) and (b) has completed 1,000 Hours of Service in any Plan Year shall be entitled to an annual retirement income equal to 2% of the Member's average annual Compensation in the "testing period" multiplied by his years of Eligibility Service during which the Plan is top heavy, up to a maximum of 20%. For purposes of this
          Section 12.3, "testing period" means the period of five consecu-tive years of Eligibility Service during which the Member had the highest aggregate Compensation, provided that Compensation for any Plan Year after the close of the Plan Year in which the Plan was last top-heavy shall be disregarded.

          12.4 LIMITATION ON BENEFITS. In the event that the Employer also maintains a defined contribution plan providing contributions on behalf of Members in this Plan, one of the two following provisions shall apply:

           (a) If for the Plan Year this Plan would not be a "top-heavy plan" (as defined in Section 12.5) if "90%" were substituted for "60%", then the lesser of 3% of average annual Compensation in the "testing period" multiplied by the Member's years of Eligibility Service during which the Plan is "top heavy", up to a maximum of 30%.

           (b) If for the Plan Year this Plan would continue to be a "top-heavy plan" (as defined in Section 12.5) if "90%" were substituted for "60%", then the denominator of both the defined contribution plan fraction and the defined benefit plan fraction shall be calculated as set forth in Section 5.6(b) for such Plan Year by substituting "1.0" for "1.25" in each place such figure appears, except with respect to any individual for whom there are no Employer contributions, forfeitures or voluntary contributions allocated or any accruals for such individual under the defined benefit plan.

          12.5 TOP-HEAVY PLAN DEFINITION. This Plan shall be a "top-heavy plan" for any Plan Year if, as of the determination date, the present value of the Accrued Benefits under the Plan for Members (including former Members) who are "key employees" (as defined in Section 12.6) exceeds 60% of the present value of Accrued Benefits for all Members (excluding former "key employees"), or if this Plan is required to be in an aggregation group which for such Plan Year is a "top-heavy group." For purposes of this Article XII,

           (a) "Determination date" means for any Plan Year the last day of the immediately preceding Plan Year (except that for the first Plan Year the determination date means the last day of such Plan
          Year).

           (b) "Present value of Accrued Benefits" shall be determined as of the most recent valuation date that is within the 12-month period ending on the determination date and as described under the Code.

           (c) "Aggregate of the Accounts" means the sum of (i) the accounts determined as of the most recent valuation date that is within the 12-month period ending on the determination date, and (ii) the adjustment for contributions due as of the determination date, and as described in the regulations under the Code.

           (d) "Aggregation group" means the group of plans, if any, that includes both the group of plans that are required to be aggre-gated and the group of plans that are permitted to be aggregated.

            (i) The group of plans that are required to be aggregated (the "required aggregation group") includes: each plan of the Employer in which a key employee is a participant, including collectively-bargained plans;and each other plan of the Employer including collectively-bargained plans, which enables a plan in which a key employee is a participant to meet the requirements of the Code Sections 401(a)(4) and 410(b).

           (ii) The group of plans that are permitted to be aggregated (the "permissive aggregation group") includes the required aggregation group plus one or more plans of the Employer that is not part of the required aggregation group and that the Plan Administrator certifies as constituting a plan within the permissive aggregation group. Such plan or plans may be added to the permissive aggrega-tion group only if, after the addition, the aggregation group as a whole continues not to discriminate as to contributions or benefits in favor of officers, shareholders or the highly-compensated and to meet the minimum participation standards under the Code.

           (e) "Top-heavy group" means the aggregation group, if as of the applicable determination date, the sum of the present value of the cumulative accrued benefits for "key employees" under all defined benefit plans included in the aggregation group plus the aggregate of the accounts of "key employees" under all defined contribution plans included in the aggregation group exceeds 60% of the sum of the present value of the cumulative accrued benefits for all employees, excluding former "key employees," under all such defined benefit plans plus the aggregate accounts for all employ-ees, under such defined contribution plans. If the aggregation group that is a top-heavy group is a required aggregation group, each plan in the group will be top-heavy. If the aggregation group that is a top-heavy group is a permissive aggregation group, only those plans that are part of the required aggregation group will be treated as top-heavy. If the aggregation group is not a top-heavy group, no plan within such group will be top-heavy.

           (f) In determining whether this Plan constitutes a "top-heavy plan", the Plan Administrator shall make the following adjustments in connection therewith:

            (i) When more than one plan is aggregated, the Plan Administrator shall determine separately for each plan as of each plan's determination date the present value of the accrued benefits or account balance. The results shall then be aggregated by adding the results of each plan as of the determination dates for such plans that fall within the same calendar year.

           (ii) In determining the present value of the Accrued Benefit or the amount of the account of any Employee, such present value or account shall include the dollar value of the aggregate distribu-tions made to such Employee under the applicable plan during the five-year period ending on the determination date, unless reflected in the value of the accrued benefit or account balance as of the most recent valuation date. Such amounts shall include distributions to Employees which represented the entire amount credited to their accounts under the applicable plan.

          (iii) Further, in making such determination, such present value or such account shall include any rollover contribution (or similar transfer), as follows:

           (A) If the rollover contribution (or similar transfer) is initiated by the Employee and made to or from a plan maintained by another employer the plan providing the distribution shall include such distribution in the value of such account; the plan accepting the distribution shall not include such distribution in the value of such accountunless the plan accepted itbefore December 31, 1983.

           (B) If the rollover contribution (or similar transfer) is not initiated by the Employee or made from a plan maintained by another employer the plan accepting the distribution shall include such distribution in the value or such account, whether the plan accepted the distribution before or after December 31, 1983; the plan making the distribution shall not include such distribution in the value of such account.

           (iv) Further, in making such determination, in any case where an individual is a "non-key employee" (as defined in Section 12.7) with respect to an applicable plan, but was a "key employee" with respect to such plan for any prior plan year, any Accrued Benefit and any account of such Employee shall be altogether disregarded. For this purpose, to the extent that a key employee is deemed to be a "key employee" if he met the definition thereof within any of the four preceding plan years, this provision shall apply following the end of such period of time.

            (v) Further, in making such determination, the accrued benefit of an Employee other than a Key Employee shall be determined under
          (A) the method, if any, that uniformly applies for accrual purposes under all plans maintained by the Employer and its Affiliated Companies, or (B) if there is no such method, as if such benefit accrued not more rapidly than the slowest accrual rate permitted under the fractional accrual rule of Code Section 411(b)(1)(C).

          12.6 KEY EMPLOYEE. The term "key employee" means any Employee or former Employee who would be considered a key employee under Code
          Section 416(i)(1) excluding any individual who has not performed services for the Employer or any of its Affiliated Companies during the five-year period ending on a particular "determination date".

          12.7 NON-KEY EMPLOYEE. The term "non-key employee" means any Employee (and any beneficiary of an Employee) who is not a "key employee". An individual who has not performed services for the Employer or any of its Affiliated Companies during the five-year period ending on a particular "determination date", however, shall not be considered a "non-key employee".


                                     ARTICLE XIII
                                  GENERAL PROVISIONS

          13.1 PLAN VOLUNTARY. Although it is intended that the Plan shall be continued and that contributions shall be made as herein provided, this Plan is entirely voluntary on the part of each Employer and the continuance of this Plan and the payment of contributions hereunder are not to be regarded as contractual obligations of any Employer, and no Employer guarantees or promises to pay or to cause to be paid any of the benefits provided by this Plan. Each person who shall claim the right to any payment or benefit under this Plan shall be entitled to look only to the Trust Fund for any such payment or benefit and shall not have any right, claim, or demand therefore against any Employer, except as provided by federal law. The Plan shall not be deemed to constitute a contract between any Employer and any Employee or to be a consideration for, or an inducement for, the employment of any Employee by any Employer. Nothing contained in the Plan shall be deemed to give any Employee the right to be retained in the service of any Employer or to interfere with the right of any Employer to discharge or to terminate the service of any Employee at any time without regard to the effect such discharge or termination may have on any rights under the Plan.

          13.2 PAYMENTS TO MINOR AND INCOMPETENTS. If any Member, Eligible Spouse, or Beneficiary entitled to receive any benefits hereunder is a minor or is deemed by the Plan Administrator or is adjudged to be legally incapable of giving valid receipt and discharge for such benefits, they will be paid to such person or institution as the Plan Administrator may designate or to the duly appointed guardian. Such payment shall, to the extent made, be deemed a complete discharge of any liability for such payment under the Plan.

          13.3 NON-ALIENATION OF BENEFITS.

           (a) No amount payable to, or held under the Plan for the account of, any Member shall be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, or charge, and any attempt to so anticipate, alienate, sell, trans-fer, assign, pledge, encumber, or charge the same shall be void; nor shall any amount payable to, or held under the Plan for the account of, any Member be in any manner liable for his debts, contracts, liabilities, engagements, or torts, or be subject to any legal process to levy upon or attach, except as may be pro-vided under a qualified domestic relations order as defined in Code Section 414(p).

          The Plan Administrator shall establish a procedure to determine the status of a judgement, decree or order as a qualified domestic relations order and to administer Plan distributions in accordance with qualified domestic relations orders. Such procedure shall be in writing, shall include a provision specifying the notification requirements enumerated Code Section 414(p), shall permit an alternate payee to designate a representative for receipt of com-munications from the Plan Administrator and shall include such other provisions as the Plan Administrator shall determine, including provisions describing the interest rate to be used in making present value determinations as well as provisions required under regulations promulgated by the Secretary of the Treasury. In any event this procedure shall be established pursuant to the provisions of Code Section 414(p) and regulations and rulings issued thereunder.

          13.4 USE OF MASCULINE AND FEMININE; SINGULAR AND PLURAL. Wherever used in this Plan, the masculine gender will include the feminine gender and the singular will include the plural, unless the context indicates otherwise.

          13.5 MERGER, CONSOLIDATION, OR TRANSFER. In the event that the Plan is merged or consolidated with any other plan, or should the assets or liabilities of the Plan be transferred to any other plan, each Member shall be entitled to a benefit immediately after such merger, consolidation, or transfer if the Plan should then terminate equal to or greater than the benefit he would have been entitled to receive immediately before such merger, consolidation, or transfer if the Plan had then terminated.

          13.6 LEASED EMPLOYEES. Any individual who performs services for the Employer and who, by application of Code Section 414(n)(2) and regulations issued pursuant thereto, would be considered a "leased employee", shall, for purposes of the requirements enumerated in Code Section 414(n)(3), be considered an Employee of the Employer with regard to services performed after December 31, 1986.

          When the total of all leased employees constitutes less than 20% of the Employer's non-highly compensated work force within the meaning of Code Section 414(n)(5)(c)(ii), however, a "leased employee" shall not be considered an Employee of the Employer if the organization from which the individual is leased maintains a qualified safe harbor plan (as defined in Code Section 414(n)(5)) in which such individual participates.

          "Leased employees" who are deemed to be Employees of the Employer for purposes of this Section 13.6 shall not be eligible to participate in the Plan unless specifically provided for in
          Article III.

          13.7 GOVERNING LAW. The provisions of the Plan will be construed, administered, and enforced in accordance with the Code and the Employee Retirement Income Security Act of 1974, as amended from time to time, and, to the extent applicable, the laws of the state of Vermont.

          13.8 SEVERABILITY. If any provision of the Plan is held invalid or unenforceable, its invalidity or unenforceability will not affect any other provision of the Plan, and the Plan will be construed and enforced as if such provision had not been included.

          13.9 CAPTIONS. The captions contained in the Plan are inserted only as a matter of convenience and for reference and in no way define, limit, enlarge, or describe the scope or intent of the Plan nor in any way affect the construction of any provision of the Plan.

          IN  WITNESS  WHEREOF,   Chittenden  Corporation  has  caused   this
          instrument to be executed by its officers thereunto duly authorized and its corporate seal to be hereunto affixed, as of the 28th day of December, 1994.

          CHITTENDEN CORPORATION         ATTEST:

          /S/  F. SHELDON PRENTICE       /S/ HOLLY R. THWEATT


                                      APPENDIX I
                               COST-OF-LIVING INCREASES

          COST-OF-LIVING INCREASES. Any Member or Beneficiary whose Pension entered pay status not later than December 31, 1985 shall have such Pension increased by a cost of living increase percentage determined in accordance with the following schedule:

                Date on Which Pension                   Cost of Living
               First Entered Pay Status               Increase Percentage
           --------------------------------------------------------------
          Prior to January 1, 1982                             10%
          January 1, 1982 through December 31, 1982             8
          January 1, 1983 through December 31, 1983             6
          January 1, 1984 through December 31, 1984             4
          January 1, 1985 through December 31, 1985             2

          Such percentage increase shall, however, be applied to the amount of Pension in pay status as of December 31, 1986 to such Members or Beneficiaries, and shall commence with the payment due on January 1, 1987.

                                      APPENDIX II
                      SPECIAL BENEFIT PROVISIONS FOR EMPLOYEES OF
                AN ACQUIRED COMPANY AND/OR PARTICIPANTS IN A PRIOR PLAN

          A.1 PROVISIONS RELATING TO SERVICE AND BENEFITS FOR EMPLOYMENT WITH AN ACQUIRED COMPANY. The following provisions shall apply to Members who became Employees as the result of the acquisition of their former company by the Employer, through a merger or otherwise.

           (a)  SERVICE:  The  earliest  possible  commencement  date   of
          Eligibility Service and Benefit Service shall be determined in accordance with the schedule in Part I of Exhibit A attached hereto.

           (b) BENEFITS: A Member who becomes eligible under the Plan for a Pension calculated under Sections 5.1, 5.2, 5.3, 5.4 or 5.5, and who is listed in Part II of Exhibit A, shall have such Pension reduced (but not below zero) by the Actuarial Equivalent of his prior plan Pension.

          A.2 TRANSITIONAL PROVISIONS RELATING TO PARTICIPANTS UNDER THE PLAN AS AMENDED ON JANUARY 1, 1981. The following transitional provisions shall apply to Members on January 1, 1981 who were Members in the Plan in effect on December 31, 1980.

          No provision in the Plan as it may be amended from time to time shall operate to cause any person receiving benefits under the Plan or eligible to receive benefits under the Plan to suffer any reduction in such benefits or operate to provide any person with benefits of less value than the value of all rights accrued to such person immediately prior to such amendments.


          Each Member age 55 or greater and eligible for Early Retirement, Normal Retirement, Postponed Retirement or Disability Retirement on December 31, 1980 shall, upon Retirement, be entitled to receive a Normal Retirement Pension in an amount equal to the greater of (i) the benefit calculated under Sections 5.1,5.2, 5.3 or 5.4 as in effect January 1, 1989 or (ii) the benefit calculated under Sections 5.1, 5.2, 5.3 or 5.4 which was in effect on December 31, 1980. All other Members, as of January 1, 1981, upon their Retirement, shall be entitled to a benefit in an amount equal to the greater of (i) their Accrued Benefit as of the date the January 1, 1981 amendment was adopted or (ii) the benefit calculated under Sections 5.1, 5.2, 5.3, 5.4 or 5.5 as amended effective January 1, 1981.

                                     APPENDIX III
                      SPECIAL BENEFIT PROVISIONS FOR EMPLOYEES OF
                          WHO WERE ENTITLED TO BENEFITS UNDER
                     THE BELLOWS FALLS TRUST COMPANY PENSION PLAN
                                  AS OF JUNE 30, 1993

          Subject to the applicable provisions of this Plan, a Member who was a member of the Bellows Falls Trust Company Pension Plan (the "Bellows Plan") as in effect on June 30, 1993, shall be entitled to an Accrued Benefit hereunder which is no less than the benefit to which he was entitled to under the Bellows Plan as of June 30, 1993.

          All optional benefits, rights, and features attributable to such benefit under the Bellows Plan shall be recognized and preserved hereunder.

                PENSION PLAN FOR EMPLOYEES OF THE CHITTENDEN CORPORATION
                          EXHIBIT A   SERVICE AND BENEFITS FOR
                            EMPLOYEES OF ACQUIRED COMPANIES

                           PART I   Service Commencement Date

                                         Earliest Possible Service Date
           Former Company         Eligibility Service    Benefit Service
           -------------------------------------------------------------
           Swanton Savings Bank
           & Trust Company           July 1, 1947         July 1, 1947

           Orleans Trust             October 11, 1954     October 11, 1954
           Company

           Valley Savings Bank
           & Trust Company           November 1, 1954     November 1, 1954

           National Bank of          November 1, 1955     November 1, 1995
           Newport

           Addison County Trust      Last hire date       Last hire date
           Company                   prior to March 26,   prior to March 26,
                                     1960                 1960

           National Bank of          Last hire date       Last hire date
           Vergennes                 prior to June 30,    prior to June 30,
                                     1962                 1962

           Capital Savings Bank      Last hire date       Last hire date
           & Trust Company           prior to October 1,  prior to October
                                     1962                 1, 1962

           First National Bank       Last hire date       Last hire date
           of Montpelier             prior to February    prior to February
                                     21, 1963             21, 1963

           County National Bank      Last hire date       Last hire date
           of Bennington             prior to September   prior to September
                                     1, 1973              1, 1973

           Mountain Trust            Last hire date       March 20, 1981
           Company                   prior to January 1,
                                     1983

           Rutland Savings Bank      See Section 3.3      See Section 3.4

           Electronic Data
           Systems Corporation       See Section 3.3      See Section 3.4

           Bellows Falls Trust       See Section 3.3      See Section 3.4
           Company

                PENSION PLAN FOR EMPLOYEES OF THE CHITTENDEN CORPORATION
                          EXHIBIT A   SERVICE AND BENEFITS FOR
                            EMPLOYEES OF ACQUIRED COMPANIES
     PART II   Active Members with Prior Plan Benefits as of January 1, 1981
     ------------------------------------------------------------------------

                                       Social        Normal        Annual
                                      Security     Retirement      Pension
                    Name               Number         Date         at NRD

           Blow, Ella A.            ###-##-####     04/01/84     $  342.36

           Frost, Marion E.         ###-##-####     11/01/88        359.23

           Jepson, George H.        ###-##-####     01/01/94        793.78

           Murphy, Arthur B.        ###-##-####     07/01/87      2,601.87

           Niegoda, Eva M.          ###-##-####     06/01/04        499.52

           Walsh, Jeanne Z.         ###-##-####     06/01/93        188.59



          10.3                  CHITTENDEN CORPORATION
                       INCENTIVE SAVINGS AND PROFIT SHARING PLAN
                  (As Amended and Restated Effective January 1, 1989)
June 1994

                                   TABLE OF CONTENTS
                                                                    Section
          PREAMBLE

          ARTICLE I-DEFINITIONS

              Account                                                1.1
              Affiliated Employer                                    1.2
              Basic Employee Contribution                            1.3
              Basic Employee Contribution Account                    1.4
              Beneficiary                                            1.5

              Code                                                   1.6
              Computation Period                                     1.7
              Disability                                             1.8
              Earnings                                               1.9
              Effective Date                                         1.10

              Eligible Employee                                      1.11
              Employee                                               1.12
              Employer                                               1.13
              Employment Date                                        1.14
              Entry Date                                             1.15

              ERISA                                                  1.16
              Fiduciary                                              1.17
              Former Participant                                     1.18
              Highly Compensated Employee                            1.19
              Highly Compensated Group                               1.20

              Hour of Service                                        1.21
              Matching Contribution                                  1.22
              Matching Contribution Account                          1.23
              Nonparticipating Employer                              1.24
              One Year Break in Service                              1.25

              Participant                                            1.26
              Participating Employer                                 1.27
              Plan                                                   1.28
              Plan Administrator                                     1.29
              Plan Year                                              1.30

              Reemployment Date                                      1.31
              Rollover Contribution                                  1.32
              Rollover Contribution Account                          1.33
              Service                                                1.34
              Service Termination Date                               1.35
              Spouse                                                 1.36
              Supplementary Employee Contribution                    1.37
              Supplementary Employee Contribution Account            1.38
              Trust or Trust Fund                                    1.39
              Trust Agreement                                        1.40

              Trustee                                                1.41
              Valuation Date                                         1.42
              Year of Eligibility Service                            1.43

          ARTICLE II-PARTICIPATION

              Eligibility to Participate                             2.1
              Commencement of Participation                          2.2
              Transfers                                              2.3
              Reemployment of Terminated Employee or Resumption of
                Employment Following Leave of Absence                2.4

          ARTICLE III-PARTICIPANT CONTRIBUTIONS
                 AND MAXIMUM AMOUNTS

              Basic Employee Contributions                           3.1
              Supplementary Employee Contributions                   3.2
              Rollover Contributions                                 3.3
              Change in Level of Contributions                       3.4
              Suspension and Resumption of Contributions             3.5

              Change in Earnings                                     3.6
              Remittance of Participant Contributions                3.7
              Limitation on Amount and Return of Basic and Supplementary
                Employee Contributions In Certain Instances          3.8

          ARTICLE IV-MATCHING CONTRIBUTIONS AND OVERALL
                CONTRIBUTION LIMITS

              Matching Contributions                                 4.1
              Remittance of Matching Contributions                   4.2
              Limitation on Amount of Matching Contributions
                In Certain Instances                                 4.3
              Aggregate Limit Test                                   4.4
              Maximum Total Allocations                              4.5

              Annual Additions                                       4.6
              Contributions Conditioned on Tax Deductibility         4.7
              Return of Contributions                                4.8
              Payment of Expenses                                    4.9

          ARTICLE V-INVESTMENT OF CONTRIBUTIONS

              Plan Administrator to Establish Accounts               5.1
              Investment Options                                     5.2
              Change in Investment Options                           5.3
              Investment Rules                                       5.4

          ARTICLE VI-TRUST FUND

              The Trust Fund                                         6.1
              Valuation of Funds                                     6.2
              Allocation of Income, Profits, Losses and Expenses     6.3

          ARTICLE VII-DEATH AND DISABILITY

              Pre-Retirement Death Benefit                           7.1
              Payment of Death Benefit                               7.2
              Designation of Beneficiary                             7.3
              Payment Other Than to Beneficiary                      7.4
              Post-Retirement Death Benefit                          7.5

              Definition of Disability                               7.6
              Disability Benefit                                     7.7
              Recovery from Disability                               7.8

          ARTICLE VIII-VESTING AND TERMINATION OF EMPLOYMENT

              Vesting of Contributions                               8.1
              Vesting of Matching Contributions                      8.2
              Method of Payment                                      8.3
              Forfeitures                                            8.4
              Reemployment                                           8.5

              Determination of Vested Interest in the Case of
                Certain Distributions                                8.6

          ARTICLE IX-LOANS AND WITHDRAWALS

              Participant Loans                                      9.1
              Rules Relating to Loans                                9.2
              Withdrawals from Rollover Contribution Accounts        9.3
              Withdrawals After Age 59-1/2                           9.4
              Hardship Withdrawals                                   9.5

              Rules for Withdrawals                                  9.6
              Debiting of Withdrawals                                9.7

          ARTICLE X-PAYMENT OF BENEFITS

              Entitlement to Distribution                           10.1
              Form of Payment                                       10.2
              Time of Payment                                       10.3
              Amount of Distribution                                10.4
              Death Benefits After Termination of Employment        10.5

              Limitation on Distributions                           10.6
              Segregated Accounts                                   10.7
              Missing Persons                                       10.8
              Direct Rollover Provisions                            10.9

          ARTICLE XI-RETIREMENT PLAN COMMITTEE

              Responsibility for Plan and Trust Administration      11.1
              Retirement Plan Administrator                         11.2
              Agents of the Plan Administrator                      11.3
              Plan Administrator Procedures                         11.4
              Powers of the Plan Administrator                      11.5

              Benefit Claims Procedures                             11.6
              Reliance on Reports and Certificates                  11.7
              Other Powers and Duties of the Plan Administrator     11.8
              Compensation of Plan Administrator                    11.9
              Liability of Plan Administrator                       11.10

              Indemnification                                       11.11

          ARTICLE XII-FIDUCIARY RESPONSIBILITIES

              Basic Responsibilities                                12.1
              Actions of Fiduciaries                                12.2
              Fiduciary Liability                                   12.3

          ARTICLE XIII-AMENDMENT AND TERMINATION

              Internal Revenue Service Qualification                13.1
              Employer's Right to Amend or Terminate                13.2
              Participating Employer's Right to Terminate           13.3
              Valuation of Assets                                   13.4
              Distribution of Assets                                13.5

          ARTICLE XIV-TOP-HEAVY PLAN REQUIREMENTS

              General Rule                                          14.1
              Minimum Contribution Provisions                       14.2
              Impact on Maximum Benefits                            14.3
              Top-Heavy Plan Definitions                            14.4
              Key Employee                                          14.5

              Non-Key Employee                                      14.6
              Change from Top-Heavy Status                          14.7

          ARTICLE XV-GENERAL PROVISIONS

              Plan Voluntary                                        15.1
              Payments to Minors and Incompetents                   15.2
              Non-Alienation of Benefits                            15.3
              Use of Masculine and Feminine; Singular and Plural    15.4
              Merger, Consolidation or Transfer                     15.5

              Leased Employees                                      15.6
              Governing Law                                         15.7
              Severability                                          15.8
              Captions                                              15.9

                                       PREAMBLE

          Effective January 1, 1985, Chittenden Corporation (the "Employer") established a retirement plan referred to as the Chittenden Corporation Incentive Savings and Profit Sharing Plan (the "Plan") as provided herein. A Trust Agreement has been adopted by the Employer and is intended to form a part of this Plan. The purpose of this Plan is to encourage employee savings for retirement and to provide a tax qualified facility for accumulation of funds to be used to provide benefits payable to an Employee upon his retirement, death, disability, termination of employment, or on certain other occasions.

          This Plan constitutes an amendment to, restatement of, and continuation of the Plan as it was originally effective January 1, 1985, and as amended from time to time thereafter. This amendment and restatement is effective January 1, 1989, except to the extent otherwise specifically provided herein.

          It is intended that this Plan be qualified under Section 401(a) of the Internal Revenue Code of 1986 (the "Code"), as amended from time to time, and meet the requirements of Code Section 401(k) as a qualified cash or deferred arrangement. It is also intended that the Trust be exempt from taxation as provided under Code
          Section 501(a).

                                       ARTICLE I
                                      DEFINITIONS

          The following words and phrases when used in the Plan shall have the following meanings, unless a different meaning is plainly required by the context:

          1.1 "ACCOUNT" shall mean the credit balance of a Participant or Former Participant in the Trust Fund represented by his Pre-Tax Contribution Account, Matching Contribution Account and his Rollover Contribution Account, if any.

          1.2 "AFFILIATED EMPLOYER" shall mean any corporation which is included with the Employer in a controlled group of corporations, as determined in accordance with Code Section 414(b), any unincorporated trade or business which, as determined under regulations of the Secretary of the Treasury, is under common control of the Employer under Code Section 414(c), any organization that includes the Employer, which is a member of an affiliated service group, as defined in Code Section 414(m), and any other entity required to be aggregated with the Employer pursuant to regulations under Code Section 414(o). For the purposes of Sections 4.5 and 4.6, Code Sections 414(b) and (c) shall be applied as modified by Code Section 415(h).

          1.3 "BASIC EMPLOYEE CONTRIBUTION" shall mean a salary reduction contribution made to the Plan on behalf of a Participant pursuant to Article III with respect to which Matching Contributions are made.

          1.4   "BASIC   EMPLOYEE   CONTRIBUTION  ACCOUNT"   shall   mean   a
          Participant's  interest  in the  Trust  Fund attributable  to Basic
          Employee Contributions made to the Plan including investment earnings thereon.

          1.5 "BENEFICIARY" shall mean the person or persons designated by the Participant or Former Participant to receive benefits under the Plan in the event of the Participant's death. If the Participant is married and designates someone other than his legal Spouse, his Beneficiary designation must include the written consent of his legal Spouse at the time the designation is made in order to be valid. A former Spouse's consent shall not be binding on a subsequent Spouse.

          Such written consent must approve the specific beneficiary designated, acknowledge the effect of such designation and be witnessed by a notary public or a Plan representative. If it is established to the satisfaction of the Plan Administrator that the Participant has no Spouse, or that the Spouse's consent cannot be obtained because the Spouse cannot be located, or because of such other circumstances as may be prescribed in regulations issued pursuant to Code Section 417, such written consent shall not be required. If no valid Beneficiary designation is in effect at the time of the Participant's death, Section 7.4 shall apply.

          1.6 "CODE" shall mean the Internal Revenue Code of 1986, as amended from time to time and any regulations issued thereunder. Reference to any Code Section shall include any successor provision thereto.

          1.7 "COMPUTATION PERIOD" shall mean the 12-month period commencing on an Employee's Employment Date and on each anniversary thereof. If an Employee fails to complete 1,000 Hours of Service during the first Computation Period following his Employment Date, Computation Period with respect to such Employee shall mean the calendar year commencing in the first Computation Period and each subsequent calendar year.

          1.8 "DISABILITY" shall mean a total and permanent disability as defined pursuant to Article VII.

          1.9 "EARNINGS" shall mean the base compensation plus commissions paid by a Participating Employer to an Employee during a Plan Year, including any amounts contributed on behalf of a Participant on a pre-tax basis under this Plan pursuant to Article III or to a cafeteria plan as defined in Code Section 125 sponsored by a Participating Employer. For Plan Years beginning on or after January 1, 1994, earnings hereunder shall include bonuses, overtime payments or any other additional compensation paid on behalf of the Employee during a Plan Year.

          In determining the Earnings of an Employee, the family aggregation rules of Section 414(q)(6) of the Code shall apply, except that in applying such rules, the term "family" shall only include the Spouse of the Employee and any lineal descendants of the Employee who have not attained age 19 before the close of the Plan Year.

          A Participant's Earnings taken into account under the Plan for any Plan Year shall not exceed $200,000 ($150,000 for 1994) or such amount as indexed pursuant to Code Sections 401(a)(17) and 415(d) and the applicable regulations thereunder.

          1.10 "EFFECTIVE DATE" of this Amendment and Restatement shall mean January 1, 1989.

          1.11 "ELIGIBLE EMPLOYEE" shall mean an Employee who is included in the eligible class described in Section 2.1.

          1.12 "EMPLOYEE" shall mean any common-law employee, including officers, of the Employer or an Affiliated Employer.

          A leased employee as described in Code Section 414(n)(2) shall be considered an Employee only to the extent required by Section 15.6.

          1.13 "EMPLOYER" shall mean the Chittenden Corporation.

          1.14 "EMPLOYMENT DATE" shall mean the first day for which an Employee receives credit for an Hour of Service.

          1.15 "ENTRY DATE" shall mean any January 1, April 1, July 1, or October 1.

          1.16 "ERISA"  shall mean  the Employee  Retirement Income  Security
          Act of  1974, as  amended from  time to  time.   References to  any
          section of ERISA shall include any successor provision thereto.

          1.17 "FIDUCIARY" shall mean any person who exercises any discretionary authority or discretionary control respecting the management of the Plan, assets held under the Plan, or disposition of Plan assets; who renders investment advice for a fee or other compensation, direct or indirect, with respect to assets held under the Plan or has any authority or responsibility to do so; or who has any discretionary authority or discretionary responsibility in the administration of the Plan. Any person who exercises authority or has responsibility of a fiduciary nature as described above shall be considered a Fiduciary under the Plan.

          1.18 "FORMER PARTICIPANT" shall mean an individual who was a Participant, has terminated employment with the Employer and all Affiliated Employers, and has not received a total distribution of his vested Account under the Plan.

          1.19 "HIGHLY COMPENSATED EMPLOYEE" shall mean each Employee who at any time during the current or preceding Plan Year:

           (a) was a 5% owner (as defined in Code Section 416(i)(l)) of the Employer or an Affiliated Employer;

           (b) received compensation from the Employer or an Affiliated Employer in excess of $75,000 (as indexed pursuant to applicable regulations under the Code);

           (c) received compensation from the Employer or an Affiliated Employer in excess of $50,000 (as indexed pursuant to applicable regulations under the Code) and was in the group consisting of the top 20% of all Employees when ranked on the basis of compensation received during such Plan Year; or

           (d) was at any time an officer of the Employer or Affiliated Employer who received compensation in excess of 50% of the amount in effect under Code Section 415(b)(1)(A) for such Plan Year.

          Notwithstanding the foregoing, an Employee not described in paragraph (b), (c), or (d) above for the preceding Plan Year shall only be a Highly Compensated Employee for the current Plan Year if he is described in paragraph (b), (c) or (d) for the current Plan Year and is one of the top 100 Employees when ranked by compensation for such Plan Year. For purposes of this Section, "compensation" shall mean compensation as defined in Code Section 414(q)(7).

          In any event, the determination of a Highly Compensated Employee shall be made pursuant to Code Section 414(q) and regulations issued thereunder. Accordingly, the Plan Administrator reserves the right to elect to use the calendar year election to determine Highly Compensated Employees as provided in Treasury Regulation 1.414(q)-1T Q&A 14(b)1 or the simplified method as described in Revenue Procedure 93-42, Section 4.

          Notwithstanding the above, a "Highly Compensated Employee" is also any Eligible Employee who is a Family Member of a 5% owner or a Highly Compensated Employee who is one of the top ten highest paid employees. A Family Member is an Employee who is:

           (a) a spouse;
           (b) a lineal ascendant or descendant; or
           (c) a spouse of a lineal ascendant or descendant.

          Pursuant to Section 414(q) of the code, such Family Member shall not be considered a separate Employee and any compensation paid to such individual (and any applicable contribution or benefit on behalf of such individual) shall be treated as if it were paid to (or on behalf of) the 5% owner or Highly Compensated Employee.

          1.20 "HIGHLY COMPENSATED GROUP" shall mean the group of Highly Compensated Employees who are also Eligible Employees as defined herein.

          1.21 "HOUR OF SERVICE" shall mean:

           (a) Each hour for which an Employee is directly or indirectly paid or entitled to payment by the Employer or any Affiliated Employer for the performance of duties;

           (b) Each hour for which an individual is directly or indirectly paid or entitled to payment by the Employer or any Affiliated Employer (including payments made or due from a trust fund or insurer to which the Employer or Affiliated Employer contributes or pays premiums) on account of a period of time during which no duties are performed (irrespective of whether the employment relationship has terminated) due to periods of vacation, holidays, illness, incapacity, disability, layoff, jury duty, military duty, or leave of absence, provided that:

            (i) No more than 501 Hours of Service shall be credited under this paragraph (b) to an individual on account of any single continuous period during which the individual performs no duties; and

           (ii) Hours of  Service shall not be  credited under this paragraph
          (b) to an individual for a payment which solely reimburses the individual for medically related expenses incurred by the individual or which is made or due under a plan maintained solely for the purpose of complying with applicable workers' compensation, unemployment compensation or disability insurance laws.

           (c) Each hour not already included under paragraph (a) or (b) above for which back pay, irrespective of mitigation of damages, is either awarded or agreed to by the Employer or by an Affiliated

          Employer, provided that crediting of Hours of Service under this paragraph (c) with respect to periods described in paragraph (b) above shall be subject to the limitation therein set forth.

          The number of Hours of Service to be credited under paragraph (b) or (c) above on account of a period during which an Employee performs no duties, and the Plan Years to which Hours of Service shall be credited under paragraph (a), (b) or (c) above shall be determined by the Plan Administrator in accordance with Sections 2530.200b-2(b) and (c) of the regulations of the U.S. Department of Labor.

          For purposes of determining the number of Hours of Service completed in any applicable 12-month period, subsequent to January 1, 1985, the Employer shall maintain accurate records of actual hours completed for all hourly-paid Employees, and for all salaried Employees not exempt from the provisions of the Fair Labor Standards Act, for whom records of actual working time are required by federal law to be maintained, and for all Employees who are regularly scheduled by the terms and conditions of their employment to complete less than 1,000 Hours of Service in any applicable 12-month period.

          The Employer shall credit all salaried Employees exempt from the provisions of the Fair Labor Standards Act who are regularly scheduled by the terms and conditions of their employment to complete 1,000 more Hours of Service in any applicable 12-month period, with 45 Hours of Service per week for each week subsequent to January 1, 1985 in which the Employee is employed by the Employer.

          Solely for purposes of eligibility and vesting, an Eligible Employee who is absent from work for maternity or paternity reasons shall be credited with 501 Hours of Service during the first Plan Year in which he would have otherwise been credited with less than 501 Hours of Service. For purposes of this paragraph, an absence from work for maternity or paternity reasons means an absence (1) by reason of the pregnancy of the Employee,
          (2) by reason of a birth of a child of the Employee, (3) by reason of the placement of a child with the individual in connection with the adoption of such child by such Employee, or (4) for purposes of caring for such child for a period beginning immediately following such birth or placement.

          To the extent not credited above, Hours of Service will also be credited based on the customary work week of the Employee for periods of military duty (as required by applicable law), layoff, and approved leave of absence.

          1.22 "MATCHING CONTRIBUTION" shall mean a contribution by a Participating Employer made to the Plan on behalf of a Participant pursuant to Article IV.

          1.23 "MATCHING CONTRIBUTION ACCOUNT" shall mean a Participant's interest in the Trust Fund attributable to Matching Contributions made to the Plan including investment earnings thereon.

          1.24  "NONPARTICIPATING   EMPLOYER"  shall   mean  any   Affiliated
          Employer which is not a Participating Employer.

          1.25 "ONE YEAR BREAK IN SERVICE" shall mean a consecutive 12-month period commencing on an Employee's Service Termination Date (or anniversary thereof) in which such individual does not complete more than 500 Hours of Service.

          1.26 "PARTICIPANT" shall mean an Employee who is either currently participating in the Plan or who has an Account under the Plan.

          1.27 "PARTICIPATING EMPLOYER" shall mean the Employer and any other Affiliated Employer which participates in the Plan with the permission of the Employer.

          1.28  "PLAN"  shall  mean   the  Chittenden  Corporation  Incentive
          Savings and Profit Sharing Plan as set forth in this document and as amended from time to time.

          1.29 "PLAN ADMINISTRATOR" shall mean the Chittenden Corporation.

          1.30 "PLAN YEAR" shall mean the 12-month period commencing on January 1 and ending on the next following December 31.

          1.31 "REEMPLOYMENT DATE" shall mean the day an Employee first completes an Hour of Service following a Service Termination Date or in the case of an Employee on an approved leave of absence the first day he returns to work with the Employer or an Affiliated Employer.

          1.32 "ROLLOVER CONTRIBUTION" shall mean a contribution made to the Plan by a Participant pursuant to Article III.

          1.33 "ROLLOVER CONTRIBUTION ACCOUNT" shall mean a Participant's interest in the Trust Fund attributable to Rollover Contributions made to the Plan including investment earnings thereon.

          1.34 "SERVICE" shall mean all periods of employment with the Employer and Affiliated Employers used to determine an Employee's vested percentage in accordance with Article VIII. An Employee shall be credited with a Year of Service for each Plan Year he is credited with 1,000 or more Hours of Service.

           (a) In the case of an Employee who was not vested in his Matching Contribution Account pursuant to Article VIII prior to incurring a Service Termination Date, all Service earned before and after a One Year Break in Service shall be credited if the total period of the break in Service does not equal or exceed five One Year Breaks in Service.

           (b) In the case of an Employee who was not partially or fully vested in his Matching Contribution Account pursuant to Article VIII prior to incurring a Service Termination Date, the Service earned prior to a One Year Break in Service shall not be credited if the total period of the break in Service equals or exceeds five One Year Breaks in Service.

           (c)  If an  Employee  leaves  active Service  to  enter the  Armed
          Forces of the United States (i) through the operation of a compulsory military service law, or (ii) during a period of declared national emergency, or (iii) pursuant to a military leave of absence granted by the Employer, the period of his absence shall be counted as active Service, provided the Employee returns to Service with the Employer within 90 days (or such longer period as may be provided by law for the protection of reemployment rights) after his discharge or release from active duty in the Armed Forces of the United States or within the period for which such military leave of absence was granted by the Employer, as the case may be.

          1.35 "SERVICE TERMINATION DATE" shall mean the earliest of the date on which the Employee resigns, is discharged, dies, or retires from Service with the Employer and all Affiliated Employers.

          1.36 "SPOUSE" shall mean the legal spouse to whom a Participant is married under applicable state law on the date benefits commence. However, if the Participant should die before the date benefits are to commence, then the Spouse shall be the legal spouse to whom the Participant was married on the Participant's date of death. A former spouse will be treated as the Spouse or surviving Spouse to the extent required under a qualified domestic relations order as defined in Code Section 414(p).

          1.37 "SUPPLEMENTARY EMPLOYEE CONTRIBUTION" shall mean a salary reduction contribution made to the Plan on behalf of a Participant pursuant to Article III with respect to which Matching Contributions are not made.

          1.38 "SUPPLEMENTARY EMPLOYEE CONTRIBUTION ACCOUNT" shall mean a Participant's interest in the Trust Fund attributable to Supplementary Employee Contributions made to the Plan including investment earnings thereon.

          1.39 "TRUST" or "TRUST FUND" shall mean all assets held by the Trustee in accordance with the Trust Agreement.

          1.40 "TRUST AGREEMENT" shall mean the trust agreement between the Employer and a Trustee as provided for in Article XI.

          1.41  "TRUSTEE"   shall  mean   the   individual,  individuals   or
          institution appointed by the Board of Directors of the Employer to act in accordance with the Trust Agreement.

          1.42 "VALUATION DATE" shall mean March 31, June 30, September 30, and December 31, and any other date designated as a Valuation Date by the Plan Administrator.

          1.43 "YEAR OF ELIGIBILITY SERVICE" shall mean a Computation Period during which an Employee completes 1,000 or more Hours of Service. All Eligibility Service, whether or not consecutive, shall be recognized for purposes of the Plan, except that if an Employee who is not yet a Participant incurs five or more consecutive One Year Breaks in Service, his Eligibility Service before such One Year Breaks in Service shall be forfeited.

                                      ARTICLE II
                                     PARTICIPATION

          2.1  ELIGIBILITY  TO  PARTICIPATE.    Each  Employee  shall  be  an
          Eligible Employee upon satisfying the following requirements:

           (a) he is employed by a Participating Employer;

           (b) he has completed one year of Eligibility Service;

           (c) he is regularly scheduled to work at least 20 hours per week;

           (d) he is not covered by a collective bargaining agreement unless such agreement provides for his participation herein; and

           (e) he is not a "leased employee" as defined under Code Section 414(n)(2).

          Notwithstanding the foregoing, an Employee who has terminated employment with the Employer is not considered an Eligible Employee for purposes of making Basic or Supplementary Employee Contributions or receiving Matching Contributions in the Plan even though such Employee may have salary continuance earnings after his Service Termination Date.

          2.2 COMMENCEMENT OF PARTICIPATION. Except as provided in Section 2.4, each Eligible Employee shall become a Participant (or if his participation has terminated, shall again become a Participant) on the Entry Date coinciding with or next following the date on which he:

           (a) meets the requirements of Section 2.1; and

           (b) enrolls in the Plan by completing an election form to initiate contributions pursuant to Article III. However, if an Eligible Employee fails to enroll when first eligible to do so, such Employee shall be eligible to enroll on any following Entry Date providing he is then an Eligible Employee.

          2.3 TRANSFERS.   The following provisions shall  govern in the case
          of an Employee who changes employment status:

           (a) In the event that an Eligible Employee directly transfers to an ineligible class of Employees, he shall be deemed to continue as a Participant for all purposes of the Plan except that he shall not be permitted to direct any further Basic or Supplementary Employee Contributions on his behalf under the Plan nor shall he receive any further Matching Contributions unless he again becomes an Eligible Employee. Such an Employee shall continue to accrue Years of Service pursuant to Section 1.34.

           (b) In the event that an Employee in an ineligible class transfers to an employment classification as an Eligible Employee, his Years of Service earned during his employment with all Participating and Nonparticipating Employers shall be credited under this Plan. Such Employee shall be eligible to become a Participant when he meets the requirements of Section 2.2.

          2.4 REEMPLOYMENT OF TERMINATED EMPLOYEE OR RESUMPTION OF EMPLOYMENT FOLLOWING LEAVE OF ABSENCE. A terminated Employee or an employee on an approved leave of absence who resumes active employment with a Participating Employer as an Eligible Employee may elect to become a Participant on the first day of the pay period coinciding with or next following his Reemployment Date, provided he meets the requirements of Section 2.2 on such Reemployment Date, or if later, the Entry Date coinciding with or next following the date on which he meets such requirements.

                                      ARTICLE III
                     PARTICIPANT CONTRIBUTIONS AND MAXIMUM AMOUNTS

          3.1 BASIC EMPLOYEE CONTRIBUTIONS. Each Eligible Employee may elect, in writing, to authorize a Participating Employer to reduce his Earnings and make a corresponding Basic Employee Contribution on his behalf commencing on any Entry Date. This reduction in Earnings must be in any whole percentage from 2% to 6% of such Earnings. Authorization to reduce Earnings shall be in writing and shall be delivered to the Plan Administrator no later than 10 days prior to the Entry Date as of which the Basic Employee Contribution becomes effective, unless the Plan Administrator agrees to accept a later authorization according to such uniform and nondiscriminatory rules as it may adopt. Such Earnings reduction shall continue unchanged until the Participant terminates employment, changes or suspends the Basic Employee Contribution in accordance with Section 3.4 or 3.5 or transfers to the employment of a Nonparticipating Employer or an ineligible class of Employees.

          Basic Employee Contributions made under this Section 3.1 shall be subject to the limitations of Sections 3.8, 4.4, and 4.5.

          3.2 SUPPLEMENTARY EMPLOYEE CONTRIBUTIONS. Each Eligible Employee may elect, in writing, to authorize a Participating Employer to reduce his Earnings and make a corresponding Supplementary Employee Contribution on his behalf commencing on any Entry Date. The contribution rate must be in any whole percentage from 1% to 10% of such Earnings, provided that such Supplementary Contribu-tion percentage shall not exceed the difference between 16% and the contribution percentage such Eligible Employee has currently authorized for Basic Employee Contributions. Authorization to make Supplementary Employee Contributions shall be in writing and shall be delivered to the Plan Administrator no later than 10 days prior to the Entry Date as of which the Supplementary Employee Contribution becomes effective, unless the Plan Administrator agrees to accept a later authorization according to such uniform and nondiscriminatory rules it may adopt. Such Earnings reduction shall continue unchanged until the Participant terminates employ-ment, changes or suspends his Supplementary Employee Contribution election in accordance with Section 3.4 or 3.5 or transfers to the employment of a Nonparticipating Employer or an ineligible class of Employees.

          Supplementary Employee Contributions made under this Section 3.2 shall be subject to the limitations of Sections 3.8, 4.4, and 4.5. Matching Contributions shall not be made with respect to a Participant's Supplementary Employee Contributions.

          3.3 ROLLOVER CONTRIBUTIONS. An Employee who is or who would be an Eligible Employee except for the year of Eligibility Service requirement under Section 2.1 may elect, subject to the written consent of the Plan Administrator, to make a Rollover Contribution to the Trust Fund to the extent permitted under Code Sections 402(a)(5) and (6) and other applicable Code sections and related rulings and regulations. A Rollover Contribution shall be subject to the following rules:

           (a) A Rollover Contribution shall consist of (i) all or a portion of an eligible distribution (as defined in Code Section 402(g)) from a qualified trust under Code Section 401(a), which trust is exempt from tax under Code Section 501(a) (or from an annuity plan qualified under Code Section 403(a)) or (ii) all or a portion of an eligible distribution from an individual retirement account, an individual retirement annuity, or a retirement bond (in each case within the meaning of Code Section 408), all of the assets of which arose from a distribution described in (i) which was transferred to such account, annuity, or bond within 60 days from the date of the distribution; provided that the Rollover Contribution shall not include any after-tax employee contributions;

           (b) A Rollover Contribution shall not exceed the fair market value of the amount described in (a) above;

           (c) A Rollover Contribution shall be made in cash; and

           (d) In the event a Rollover Contribution consists of an amount which has been paid directly to the individual, such Rollover Contribution shall be made no later than 60 days following the date the Participant receives the amount distributed.

          In addition to meeting the above requirements, any Rollover Contribution election must be submitted with the following:

           (e) A written statement to the Plan Administrator from the Employee's former employer or by the other qualified plan's trustee stating that the amount of and type of Rollover Contribution, to the best of his knowledge, meets all of the requirements contained herein for such Rollover Contribution. The Plan Administrator may, in its discretion, accept any other evidence of the amount and nature of the Rollover Contribution; and

           (f) A written statement by the Employee that he understands the provisions of this Section 3.3 which govern the investment and eventual distribution of such Rollover Contribution under this Plan.

          An Employee who makes a Rollover Contribution shall be considered a Participant under the Plan solely with respect to such Rollover Contribution until he otherwise becomes a Participant pursuant to Sections 2.1 and 2.2.

          3.4 CHANGE IN LEVEL OF CONTRIBUTIONS. The Basic and Supplementary Contribution percentages as designated by the Participant shall continue in effect, notwithstanding any change in his Earnings, until he elects to change such percentage. Subject to the requirements of Sections 3.1 and 3.2, a Participant may change the rate of such contributions as of any Entry Date by providing 10 days' prior written notice to the Plan Administrator or such lesser notice as the Plan Administrator may approve according to such uniform and nondiscriminatory rules as it may adopt. Notice of any such change shall be given on a form to be provided by the Plan Administrator for this purpose and shall be signed by the Participant and delivered to the Plan Administrator.

          3.5 SUSPENSION AND RESUMPTION OF CONTRIBUTIONS. A Participant may suspend the making of Basic Contributions and/or Supplementary Employee Contributions as of any pay period by providing at least 30 days' prior written notice to the Plan Administrator or such lesser notice as the Plan Administrator may approve according to such uniform and nondiscriminatory rules as it may adopt. No one such suspension shall be for a period of less than six months. Providing he is still an Eligible Employee, a Participant who suspends his contributions pursuant to the above rules may resume such contributions effective as of any Entry Date following a six-month period of suspension, with 10 days' prior written notice to the Plan Administrator or such lesser notice as the Plan
          Administrator may approve according to uniform and non-discriminatory rules it may adopt.

          3.6 CHANGE IN EARNINGS. In the event of a change in the Earnings of a Participant, the percentage of his Earnings that he has authorized as his Basic Employee Contribution and Supplementary Employee Contribution shall be applied as soon as practicable with respect to such changed Earnings without action by the Participant.

          3.7 REMITTANCE OF PARTICIPANT CONTRIBUTIONS. Basic Employee and Supplementary Employee Contributions will be remitted to the Trustee by the Participating Employers as soon as practicable following the end of the calendar month in which such contributions are made but in no event later than 30 days follow-ing the end of the Plan Year in which such contributions are made. Rollover Contributions shall be remitted to the Trustee as soon as practicable after they are delivered to a Participating Employer. All Basic Employee, Supplementary Employee, and Rollover Contributions shall be invested in accordance with the Participant's investment direction pursuant to Article V.

          3.8 LIMITATION ON AMOUNT AND RETURN OF BASIC AND SUPPLEMENTARY EMPLOYEE CONTRIBUTIONS IN CERTAIN INSTANCES.

           (a) In no event shall a Participant's Basic and Supplementary Employee Contributions for a taxable year under this Plan and any other cash or deferred arrangements maintained by the Employer exceed the dollar limit on excludable salary deferrals under Code
          Section 402(g)(1) ($9,240 for 1994) as adjusted for increases in the cost of living pursuant to Code Section 402(g)(5). In the event a Participant's Basic and Supplementary Employee Contributions should exceed such dollar limit for a taxable year, the excess, together with any investment earnings attributable thereto, shall be returned to the Participant no later than April 15 following the close of the taxable year for which the excess contribution was made. For the purposes of this Section, the Plan Administrator shall assume that the Participant's taxable year is the calendar year unless the Participant notifies the Plan Admin-istrator to the contrary.

           (b) In the event a Participant's Basic and Supplementary Employee Contributions for a taxable year under this Plan, together with his salary reduction amounts under another plan which meets the requirements of Code Section 401(k), exceed the limits set forth in (a) above, the Participant may treat a portion of such excess as having been contributed to this Plan and request a return of such excess together with any investment earnings attributable thereto. Any such request shall be made no later than March 1 following the close of the taxable year for which the excess contribution was made, and the return of such excess shall be made no later than the immediately following April 15.

           (c) Effective January 1, 1987, for each Plan Year, the "average deferral percentage" authorized by the Highly Compensated Group as Basic and Supplementary Employee Contributions must meet one of the following tests:

            (i) The "average deferral percentage" of the Highly Compensated Group may not exceed 1.25 multiplied by the "average deferral percentage" of all other Eligible Employees who are not in such group, or

           (ii) The "average deferral  percentage" of the  Highly Compensated
          Group may not exceed 2.0 multiplied by the "average deferral percentage" of all other Eligible Employees, who are not in such group, subject to a maximum differential of two percentage points.

           (d) The "average deferral percentage" for a specified group for a Plan Year shall mean the average of the ratios (calculated separately for each Employee in such group) of (i) over (ii) where:

            (i) equals the sum of the Basic and Supplementary Employee Contributions made on behalf of each Eligible Employee for the Plan Year pursuant to Section 3.1; and

           (ii) equals  the Eligible  Employee's compensation  for such  Plan
          Year  as  provided  under   Code  Section  414(s),   including  any
          alternative definitions thereunder.

          For the purpose of the foregoing, the average deferral percentage of any Highly Compensated Employee shall include any excess Basic and Supplementary Employee Contributions that have been returned to such Employee pursuant to paragraph (a) and/or (b) of this
          Section 3.8. The average deferral percentage of any non-Highly Compensated Employee shall include any excess Basic and Supplementary Employee Contributions that have been returned to such Employee pursuant to paragraph (b) only of this Section 3.8.

          For purposes of the foregoing, only Basic and Supplementary Employee Contributions allocated to the Participant's Account on a date within a Plan Year and paid to the Trust Fund within 12 months following the close of such Plan Year shall be considered in determining his "deferral percentage" for such Plan Year. In addition, only Basic and Supplementary Employee Contributions which are attributable to the Earnings an Employee receives from the Employer during a Plan Year or within two and one-half months following the close of such Plan Year shall be considered in determining the Employee's "deferral percentage" for such Plan Year.

          If the Participating Employer sponsors two or more plans which include a cash or deferred arrangement but are considered one plan for purposes of Code Section 401(a)(4) or 410(b), the cash or deferred arrangements included in such plans shall be treated as one plan for purposes of determining the "average deferral percentage".

          If any Eligible Employee who is a member of the Highly Compensated Group is participating in two or more cash or deferred arrange-ments sponsored by the Employer or an Affiliated Employer, such cash or deferred arrangements shall be treated as one arrangement for purposes of determining the "deferral percentage" for such Eligible Employee.

          For purposes of determining the "deferral percentage" of an Eligible Employee who is a 5% owner or one of the ten most highly-paid Highly Compensated Employees, the Basic and Supplementary Employee Contributions and compensation of such Eligible Employee shall include the Basic and Supplementary Employee Contributions and compensation for the Plan Year of "family members" (as defined in Code Section 414(q)(6)) as may be required pursuant to the family aggregation rules of Code Section 401(k) and pertinent regulations issued thereunder. To such extent as required by regulations, family members, with respect to such Highly Compensated Employees, shall be disregarded as separate Employees in determining the "average deferral percentage" both for Eligible Employees who are nonhighly compensated Employees and for Eligible Employees who are Highly Compensated Employees.

           (e) From time to time, the Plan Administrator shall review the Basic and Supplementary Employee Contributions authorized by Eligible Employees. If, upon such review, the Plan Administrator determines that the average percentage of such contributions applicable to the Highly Compensated Group exceeds or is likely to exceed the maximum average percentage necessary to comply with the above rules, the Plan Administrator may reduce the Basic and
          Supplementary Employee Contributions of the Highly Compensated Group, to the extent necessary to comply with such rules. Such reduction shall be effected by successive reductions of the highest Contribution percentage authorized by one or more members of the Highly Compensated Group until the average percentage applicable to the Highly Compensated Group does not exceed the maximum average percentage referred to above. Notwithstanding the foregoing sentence, the Plan Administrator may impose a maximum dollar limitation which is less than the amount specified in Code
          Section 402(g) or a maximum percentage which is less than the percentage in Section 3.1 to all Basic and Supplementary Employee Contributions made by the Highly Compensated Group.

           (f) If, after the end of the Plan Year, the Plan Administrator determines that the Basic and Supplementary Employee Contributions made on behalf of Highly Compensated Employees are in excess of the amounts allowed under (c)(i) and (c)(ii) above, the Plan Administrator shall return any Basic and Supplementary Employee Contributions in excess of the amount permitted above, plus earnings thereon to the affected Participants until the rules in either (c)(i) or (c)(ii) above are met. The return of such "excess contributions" shall be made in the same manner as described in paragraph (e) above. Such "excess contributions" shall be distributed within 2-1/2 months, if at all possible, following the end of the Plan Year in which such Basic and Supple-mentary Employee Contributions were made and in no event later than the close of the following Plan Year. The return of any excess Basic and Supplementary Employee Contributions shall be made on a pro rata basis from the funds in which such contribu-tions are then invested, unless the Plan Administrator shall permit the Participant to elect such other method of return based on such uniform and nondiscriminatory rules as it may adopt.

          In the case of an Eligible Employee who is subject to the family aggregation rules of Code Section 414(q)(6) because he is a member of a family of a 5% owner of the Employer or of one of the ten most highly paid Highly Compensated Employees, the determination of and return of excess Basic and Supplementary Employee Contri-butions under this Section shall be made in accordance with the family aggregation rules of Code Section 401(k) and pertinent regulations issued thereunder.

           (g) For purposes of determining the investment earnings or loss to be distributed pursuant to paragraphs (a) and (f) hereunder, the following rules shall apply:

          The earnings or loss allocable to the Basic and Supplementary Employee Contributions is the product of the earnings or loss allocable to the Participant's Basic and Supplementary Employee Contribution Accounts for the Plan Year multiplied by a fraction, the numerator of which is the contributions to be distributed to the Participant for the year and the denominator is the Participant's Account balance attributable to such contributions without regard to any earnings or loss occurring during such Plan Year.

           (h) In the event that the Participating Employer made a Matching Contribution with respect to any Basic and Supplementary Employee Contributions returned pursuant to this Section, such Matching Contribution shall be distributed to or forfeited by the affected members of the Highly Compensated Group, as determined by the Plan Administrator according to such uniform and nondiscriminatory rules as it may adopt.

                                      ARTICLE IV
                MATCHING CONTRIBUTIONS AND OVERALL CONTRIBUTION LIMITS
                              4.1 MATCHING CONTRIBUTIONS.

           (a) Each Participating Employer shall make a Matching Contribution on behalf of each of its Participants in an amount equal to 35% of Earnings with respect to which such Participant makes Basic Employee Contributions.

           (b) The Employer may make an additional discretionary Matching Contribution (also referred to as the "Profit Sharing Contribution") based on the Employer's increase in net income applicable to Chittenden Corporation common stock for the current Plan Year over the previous Plan Year. Such additional Matching Contribution shall be allocated to each Participant in the Plan, including Participants who suspended contributions during the Plan Year but who remained as active Employees as of December 31 of such Plan Year. The additional Matching Contribution will be equal to a percentage of the Participant's total Basic Employee Contributions (unreduced by any withdrawals made during the Plan
          Year) made for the Plan Year. The percentage allocated to a Participant's Basic Employee Contribution Account shall be the same for each Participant.

          Effective January 1, 1994, the additional discretionary Matching Contribution made pursuant to this paragraph (b) shall be made either in cash or in shares of Chittenden Corporation Common Stock, as determined by the board of directors of the Employer.

          Matching Contributions made under this Section 4.1 shall be subject to the limitations of Sections 4.3, 4.4, and 4.5.

          4.2 REMITTANCE OF MATCHING CONTRIBUTIONS. Matching Contributions will be paid by the Participating Employers to the Trustee no later than the Participating Employer's tax filing deadline for its fiscal year in which such Plan Year ends. Matching Contributions shall be invested in accordance with the Participant's investment direction for Basic Employee Contributions.

          4.3 LIMITATION ON AMOUNT OF MATCHING CONTRIBUTIONS IN CERTAIN INSTANCES. Effective January 1, 1987, for each Plan Year, the "average contribution percentage" of the Highly Compensated Group must meet one of the following tests:

           (a) The "average contribution percentage" of the Highly Compensated Group may not exceed 1.25 multiplied by the "average contribution percentage" of all other Eligible Employees who are not in such group.

           (b) The "average contribution percentage" of the Highly Compensated Group may not exceed 2.0 multiplied by the "average contribution percentage" of all other Eligible Employees who are not in such group, subject to a maximum differential of two percentage points.

          The "average contribution percentage" for a specified group for a Plan Year shall mean the average of the ratios (calculated sepa-rately for each Employee in such group) of (i) over (ii) where:

            (i) equals the sum of the Matching Contribution made on behalf of the Eligible Employee for the Plan Year pursuant to Section 4.1; and

           (ii) equals the Eligible Employee's compensation for such Plan Year as provided in Code Section 414(s), including any alternative definitions thereunder.

          For purposes of determining the "contribution percentage" of an Eligible Employee who is a 5% owner or one of the ten most highly-paid Highly Compensated Employees, the Matching Contributions and compensation of such Eligible Employee shall include the Matching Contributions and compensation for the Plan Year of "family members" (as defined in Code Section 414(q)(6)) as may be required pursuant to the family aggregation rules of Code Section 401(m) and pertinent regulations issued thereunder. To such extent as required by regulations, family members with respect to Highly Compensated Employees shall be disregarded as separate Employees in determining the "contribution percentage" both for Eligible Employees who are non-highly compensated Employees and for Eligible Employees who are Highly Compensated Employees.

          If the Participating Employer sponsors two or more plans to which matching Employer Contributions are made and which are subject to Code Section 401(m), but are considered one plan for purposes of Code Section 401(a)(4) or 410(b), such plans shall be treated as one plan for purposes of determining the "average contribution percentage".

          If any Eligible Employee who is a member of the Highly Compensated Group is participating in two or more plans sponsored by the Employer or an Affiliated Employer that include matching Employer Contributions subject to Code Section 401(m), all such contributions will be treated as made under one plan for purposes of this paragraph (b).

           (c) If for any Plan Year the "average contribution percentage" for the Highly Compensated Group exceeds the limits set forth in
          (a) and (b) above, the "excess aggregate contributions" (as defined in Code Section 401(m)(6)(B)) shall be distributed to the Highly Compensated Group within 2-1/2 months, if at all possible, following the end of the Plan Year in which such contributions were made and in no event later than the close of the following Plan Year. The distribution of such "excess aggregate contributions" shall be effected by successive reductions of the Matching Contribution percentage(s) of one or more members of the Highly Compensated Group with the highest "average contribution percentage" until the "average contribution percentage" applicable to the Highly Compensated Group does not exceed the maximum "average contribution percentage" referred to above.

          The Matching Contributions made during the Plan Year to the Highly Compensated Employee shall be distributed to such Highly Compensated Employee or forfeited at the Plan Administrator's discretion until he has no remaining "excess aggregate contributions" or until all of his Matching Contributions for the Plan Year have been distributed/forfeited. In the event that any "excess aggregate contributions" are forfeited, such amounts shall be used to reduce future Matching Contributions to the Plan.

          The return of any "excess aggregate contributions" shall be made on a pro rata basis from the funds in which the "excess aggregate contributions" are then invested, unless the Plan Administrator shall permit the Participant to elect such other method of return based on such uniform and nondiscriminatory rules as it may adopt.

          In the case of an Eligible Employee who is subject to the family aggregation rules of Code Section 414(q)(6) because he is a member of a family of a 5% owner of the Employer or of one of the ten most highly paid Highly Compensated Employees, the determination of and return of "excess aggregate contributions" under this Section shall be made in accordance with the family aggregation rules of Code Section 401(m) and pertinent regulations issued thereunder.

           (d) The "excess aggregate contributions" to be distributed to a Participant shall be adjusted for investment earnings or losses applicable thereto.

           (e) For purposes of determining the investment earnings or losses to be distributed pursuant to the foregoing paragraphs, the following rules shall apply:

          The earnings or loss is the product of the earnings or loss allo-cable to the Participant's Matching Contribution Account for the Plan Year multiplied by a fraction, the numerator of which is Matching Contributions to be returned to the Eligible Employee for the year and the denominator is the Eligible Employee's Account balance attributable to Matching Contributions without regard to any earnings or loss occurring during such Plan Year.

          4.4 AGGREGATE LIMIT TEST.

           (a) For any Plan Year commencing on or after January 1, 1989, in which the "average deferral percentage" (as defined in Section 3.8) and the "average contribution percentage" (as defined in
          Section 4.3) of the Highly Compensated Group can only satisfy the limitations set forth in Sections 3.8(c)(ii) and 4.3(b) respectively, but neither can satisfy the limitations set forth in Sections 3.8(c)(i) and 4.3(a), respectively, and all corrective measures have been taken under Sections 3.8 and 4.3 to ensure compliance with the provisions of Code Sections 401(k) and 401(m), the "aggregate limit test" prescribed under proposed Treasury Regulation 1.401 (m)-2(b)(3), or pertinent final regulations shall be applicable. The "aggregate limit test" shall be deemed met if
          (i) below is greater than or equal to (ii) below where:

            (i) equals the sum of (A) and (B) below where:

           (A) equals 1.25 multiplied by the greater of (1) and (2) where:

            (1) equals the "average deferral percentage" of the non-highly compensated group of Eligible Employees; and

            (2)  equals   the  "average   contribution  percentage"  of   the
          non-highly compensated group of Eligible Employees;

           (B)  equals the lesser  of (1)  and (2) above  plus two percentage
          points.   In  no  event,  however,  shall this  amount  exceed  2.0
          multiplied by the lesser of (1) and (2) above.

           (ii) equals the sum of (C) and (D) below where:

            (C) equals the "average deferral percentage" of the Highly Compensated Group; and

            (D) equals the "average contribution percentage" of the Highly Compensated Group.

           (b) An "alternative aggregate limit test" may be used in place of the "aggregate limit test" set forth in (a) above for any Plan Years commencing on or after January 1, 1989, as long as such test is permitted by the Internal Revenue Service. This "alternative aggregate limit test" shall be deemed met if (i) below is greater than or equal to (ii) below where:

             (i) equals the sum of (A) and (B) below where:

             (A) equals 1.25 multiplied by the lesser of (1) and (2) where:

              (1) equals the "average deferral percentage" of the non-highly compensated group of Eligible Employees; and

              (2)  equals  the  "average  contribution  percentage"   of  the
          non-highly compensated group of Eligible Employees;

             (B) equals the greater of (1) and (2) above  plus two percentage
          points.   In  no  event,  however,  shall this  amount  exceed  2.0
          multiplied by the greater of (1) and (2) above.

            (ii) equals the sum of (C) and (D) below where:

             (C) equals the "average deferral percentage" of the Highly Compensated Group; and

             (D) equals the "average contribution percentage" of the Highly Compensated Group.

           (c) The Plan Administrator shall determine each Plan Year the appropriate reductions, distributions, forfeitures, or such other adjustments as are permitted under Treasury Regulations pursuant to Code Sections 401(k) and 401(m) to be made in order to satisfy the applicable limits set forth in this Section 4.4 and in Sections 3.8 and 4.3. Any such reductions, distributions or for-feitures shall be made in accordance with the applicable provi-sions of Sections 3.8 and 4.3 and the nondiscrimination require-ments of Code Section 401(a)(4).

           (d) In the event that the "average deferral percentage", the "average contribution percentage" and the "aggregate limit" of the Highly Compensated Group does not satisfy the requirements set forth in Sections 3.8, 4.3, and this 4.4, respectively, the Employer may for any Plan Year commencing prior to January 1, 1992, perform such testing by restructuring the Plan into com-ponent plans as may be permitted in regulations under Code Section 401(a)(4), provided such component plans meet the coverage requirements of Code Section 410(b).

          4.5 MAXIMUM TOTAL ALLOCATIONS.

           (a) Effective January 1, 1987, anything to the contrary herein notwithstanding, in no event shall the Annual Additions, as defined in Section 4.6, for any Employee for any Plan Year exceed the lesser of:

            (i) $30,000 or, if greater, 1/4 of the dollar limitation in effect under Code Section 415(b)(1)(A) (which amount shall be subject to adjustments as provided by Treasury regulations under Code Section 415), or

           (ii) 25% of the Employee's compensation (as defined by Treasury regulations under Code Section 415(c)) from the Participating Employer.

          For purposes of this Section 4.5(a), the Plan Year shall be the limitation year.

          In the event an Annual Addition in  excess of the lesser of  (i) or
          (ii) above is allocated to an Employee for a Plan Year, such excess shall be corrected in the following order to the extent required to eliminate the excess:

          (iii) Matching Contributions shall be reduced. Any reduction in Matching Contributions shall be credited to a suspense account and treated as the first allocation of Matching Contributions on behalf of such Employee for the following Plan Year and for subsequent Plan Years until fully utilized. If such Employee is not covered by the Plan during such subsequent Plan Years, the remaining excess amounts shall be held in a suspense account and used to reduce the Employer's actual Matching Contribution for such subsequent Plan Year(s).

           (iv) Pre-Tax Contributions shall be reduced. Any reduction of Pre-Tax Contributions shall be credited to a suspense account and treated as the first allocation of Pre-Tax Contributions on behalf of such Employee for the following Plan Year (and succeeding Plan Years as necessary). In the event that any Pre-Tax Contributions in the suspense account have not been allocated as Pre-Tax Contributions to the Employee as of his Service Termination Date, the Employer shall directly reimburse the Employee for such remaining amounts, including any investment earnings thereon as may be required under pertinent regulations.

          No contributions shall be made to the Plan on behalf of an Employee for any period during which a suspense account is in existence for such Employee.

           (b) In the case of an Employee who has participated in a defined benefit plan maintained by the Employer or an Affiliated Employer, the sum of the "defined benefit plan fraction" and the "defined contribution plan fraction," determined as of the close of any Plan Year, shall not exceed one. An Employee's defined benefit plan fraction and defined contribution plan fraction shall be determined as follows:

            (i) The "defined benefit plan fraction" is a fraction with a numerator equal to the Employee's projected annual retirement benefit determined (other than any benefit attributable to Employee contributions) under the defined benefit plan and a denominator equal to the lesser of (A) 1.25 multiplied by the dollar limitation in effect under Code Section 415(b)(1)(A) for such Plan Year, or (B) 1.4 multiplied by 100% of the Employee's compensation which may be taken into account for such Plan Year.

           (ii) The "defined contribution plan fraction" is a fraction with a numerator equal to the sum of the Annual Additions to the Employee's Account and a denominator equal to the sum for each calendar year of the Employee's employment with the Employer, any predecessor of the Employer, or an Affiliated Employer of the
          lesser of (A) 1.25 multiplied by the amount determined in accordance with Code Section 415(e)(3)(B)(i) for each such Plan Year, or (B) 1.4 multiplied by 25% of the Employee's compensation (as defined by Treasury Regulations under Code Section 415) which may be taken into account for each such Plan Year.

          For the purpose of applying this Section 4.5(b), all defined benefit plans and all defined contribution plans maintained by the Employer and all Affiliated Employers shall be aggregated.

          It is intended that this Section 4.5 shall be applied in a manner which will be in the best interest of an Employee, as determined by the Plan Administrator. Accordingly, the Plan Administrator shall reduce an Employee's Annual Additions under this Plan so that such fraction equals one only if the terms of the defined benefit plan in which the Employee is participating does not allow for a reduction of the Employee's benefit so that such fraction equals one.

          4.6 ANNUAL ADDITIONS. Effective January 1, 1987, the Annual Addition with respect to an Employee for any Plan Year shall be the sum of the following amounts allocated to his Account for the Plan Year:

           (a) All Employee Contributions, plus

           (b) Matching Contributions plus any other Employer contributions allocated to a qualified plan, plus

           (c) Any forfeitures allocated to the Employee's Account, plus

           (d) Any amount applied from the suspense account (pursuant to Section 4.5), plus

           (e) Excess contributions and excess aggregate contributions as defined in Code Sections 401(k)(8)(B) and 401(m)(6)(B), respec-tively, plus

           (f) Excess deferrals, as defined in Code Section 402(g), to the extent such excess deferrals have not been returned to the affected Participant by the April 15 following the taxable year in which such excess deferral was made.

           (g) Amounts described in Code Sections 415(l)(1) and 419A(d)(2).

          For   purposes   of  applying   this   Section  4.6,   all  defined
          contribution plans maintained by the Employer and all Affiliated Employers shall be aggregated.

          The term Annual Additions shall not include any Rollover
          Contributions.

          4.7 CONTRIBUTIONS CONDITIONED ON TAX DEDUCTIBILITY. All Pre-Tax Contributions and Matching Contributions shall be conditioned upon their deductibility by the Participating Employer for federal income tax purposes; provided, however, that no contributions shall be returned to a Participating Employer, except as provided in Section 4.8.

          4.8 RETURN OF CONTRIBUTIONS. Notwithstanding any other provision of this Plan, a Basic Employee and/or Supplemental Employee Contribution, or Matching Contribution upon request by the Participating Employer may be returned to the Participating Employer who made the contribution if:

           (a) the contribution was made by reason of a mistake of fact; or

           (b) the contribution was conditioned upon its deductibility for income tax purposes and the deduction was disallowed; and

          Such contribution shall be returned to the Participating Employer within one year of the mistaken payment of the contribution or the disallowance of such deduction, as the case may be.

          The amount which may be returned to the Participating Employer is the excess of the amount contributed over the amount that would have been contributed had there not occurred the circumstances causing the excess. Earnings attributable to the excess contribution may not be returned to the Participating Employer, but losses thereto shall reduce the amount to be returned. Furthermore, if the withdrawal of the amount attributable to the excess contribution would cause the balance of the Account of any Participant to be reduced to less than the balance which would have been in the Account had the excess amount not been contrib-uted, then the amount to be returned to the Participating Employer shall be limited to avoid such reduction. In the event any Basic or Supplementary Employee Contributions are returned to a Participating Employer pursuant to this Section 4.8, the Participating Employer shall directly reimburse affected Partici-pants for the amounts so returned.

          4.9 PAYMENT OF EXPENSES. In addition to its contributions, the Employer (or Participating Employer, if applicable) may elect to pay the administrative expenses of the Plan and fees and retainers of the Plan's Trustees, consultants, administrators, record-keepers, auditors, counsel, and other advisors or service providers so long as the Plan or Trust Fund remains in effect. If the Employer does not elect to pay all or part of such expenses, the Trustee may pay these expenses and charge the payment thereof against the Trust Fund for the Plan Year in which the expenses were incurred.


                                      ARTICLE V
                              INVESTMENT OF CONTRIBUTIONS

          5.1 PLAN ADMINISTRATOR TO ESTABLISH ACCOUNTS. The Plan Administrator shall establish and maintain a separate accounting in the name of each Participant or Former Participant which shall reflect all contributions by the Participant or Former Participant, all amounts contributed by the Participating Employer under the Plan on his behalf, earnings on all such contributions, any distributions, withdrawals, and any expenses charged against such contributions. The separate accounting in the name of each Participant and Former Participant shall include a separate accounting for Basic Employee Contributions, Supplementary Em-ployeeContributions,RolloverContributions,andMatchingContributions.

          5.2 INVESTMENT OPTIONS. Subject to the provisions of Sections 5.3 and 5.4, a Participant, (including any Employee who is a Participant solely with respect to Rollover Contributions) and any Former Participant shall direct the Plan Administrator to invest his Basic Employee Contributions, Supplementary Employee
          Contributions, Rollover Contributions, if any, and Matching Contributions, in the following funds:

           (a) Chittenden Bank Money Market Fund;
           (b) Fixed Income Fund;
           (c) Equity Fund; and
           (d) Chittenden Corporation Common Stock Fund.

          The Plan Administrator may, in its sole discretion, eliminate one or more investment funds, offer additional investment funds, or alter the underlying investments of one or more funds from time to time. Participants shall be notified of any changes in investment funds prior to the effective date of such changes.

          It is intended that the Plan constitute an ERISA Section 404(c) plan and that as such the Plan Fiduciaries may be relieved of liability for losses which are the result of a Participant's or Former Participant's investment instructions. As such, the Plan Administrator shall furnish Participants and Former Participants with the pertinent investment information outlined in ERISA
          Section 404(c).

          5.3 CHANGE IN INVESTMENT OPTIONS. Subject to Section 5.4, a Participant may change the investment allocation of his future Basic and Supplementary Employee Contributions and Rollover Contributions, if any, effective as of any Entry Date, by providing the Plan Administrator with 10 days' prior written notice or such lesser notice as the Plan Administrator may approve according to uniform and nondiscriminatory rules it may adopt. Subject to Section 5.4, a Participant or Former Participant may also change the investment allocation of his existing Account effective as of any Entry Date by providing the Plan Administrator with 10 days' prior written notice or such lesser notice as the Plan Administrator may approve according to uniform and nondiscriminatory rules it may adopt.

          5.4  INVESTMENT  RULES.    The  following  rules  shall govern  all
          aspects of this Article V:

           (a) A Participant shall direct the Plan Administrator to invest his current Basic Employee Contributions, Supplementary Employee Contributions, and Rollover Contributions, if any, in multiples of 25%, in any of the available funds. Matching Contributions shall automatically be invested in accordance with the Participant's investment direction for his Basic Employee Contributions. Reallocation of the Participant's or Former Participant's existing Account pursuant to Section 5.3 shall also be made to any of the available funds in multiples of 25%.

           (b)  Any investment  direction  given by  a Participant  or Former
          Participant  shall   continue  in  effect  until  changed  by  such
          Participant or Former Participant as provided hereunder.

           (c) In the absence of any written designation of investment preference by the Participant or Former Participant, Basic Employee Contributions, Supplementary Employee Contributions, Rollover Contributions, if any, and Matching Contributions, shall be invested 100% in the Chittenden Bank Money Market Fund.

           (d) Notwithstanding any instruction from any Participant or Former Participant for investment of funds as provided in this
          Article V, the Trustee shall have the right to hold uninvested, or invested in short-term fixed income investments, any funds intended for investment or reinvestment as otherwise provided in this Article for such time as the Trustee, in its sole discretion, deems advisable.

           (e) The Plan Administrator may limit changes otherwise permitted hereunder in the investment allocation of a Participant's or Former Participant's Account to the extent a change is precluded as a result of a temporary period of adverse liquidity with respect to an investment fund or to the extent a change would adversely affect the investment return of Accounts of other Participants or Former Participants.

           (f) Each Participant or Former Participant shall have the right to direct the Trustee as to the manner in which shares of Employer stock allocated to his Account are to be voted. The Employer shall furnish the Trustee and the Participant with notices and information statements when voting rights are to be exercised, in such time and manner as may be required by applicable law and the Certificate of Incorporation and By-Laws of the Chittenden Corporation. Such statement shall be substantially the same for Participants as for holders of Employer stock in general. The Participant, in his discretion, may grant proxies for the exercise of his voting rights under this Section 5.4 in accordance with proxy provisions of general application. The Trustee shall vote such stock in accordance with the direction of the Participant. Fractional shares of Employer stock allocated to a Participant's accounts shall be combined to the largest number of whole shares and voted by the Trustee to the extent possible to reflect the voting direction of the Participants holding fractional shares. The Trustee shall vote any Employer stock with respect to which a Participant has voting rights under this Section 5.4, who has not exercised such voting rights, in accordance with the vote of a majority of the Participants exercising such voting rights under this Section 5.4, except in accordance with valid directions or proxies given under this Section 5.4 or as otherwise provided under applicable law.

                                      ARTICLE VI
                                      TRUST FUND

          6.1 TRUST FUND. All Accounts shall be held in the Trust Fund and each Participant's and Former Participant's interest in the investment funds shall be valued in accordance with Sections 6.2 and 6.3.

          6.2 VALUATION OF FUNDS. Each investment fund shall be valued by the Trustee as of each Valuation Date on the basis of the fund's fair market value.

          6.3 ALLOCATION OF INCOME, PROFITS, LOSSES AND EXPENSES. The Accounts of all Participants and Former Participants shall be adjusted as of each Valuation Date to reflect the effects of income, realized and unrealized gains and losses, and expenses applicable to the fund or funds where such Accounts are invested. As provided by written procedures established by the Plan Administrator, such adjustments shall be based upon the proportion that each Participant's and Former Participant's Account invested in a fund as of the last preceding Valuation Date, after any reductions for distributions and additions for contributions subsequent to such date, bears to the total of all Accounts of all Participants and Former Participants invested in the same fund as of the last preceding Valuation Date, after reductions for any distributions and additions for contributions subsequent to such date.

                                      ARTICLE VII
                                 DEATH AND DISABILITY

          7.1 PRE-RETIREMENT DEATH BENEFIT. Upon the death of a Participant prior to actual retirement or termination of employment with a Participating Employer, his Beneficiary, shall be entitled to 100% of the Participant's Account.

          7.2 PAYMENT OF DEATH BENEFIT. After receipt by the Plan Administrator of due notice of the death of the Participant, the benefit payable under this Article shall be paid in one lump sum in accordance with the provisions of Article X.

          7.3 DESIGNATION OF BENEFICIARY. Each Participant shall have the right, by written notice to the Plan Administrator, to designate or to change the Beneficiary to receive any benefit payable in the event of his death, subject to the spousal consent requirements of
          Section 1.5, if he is then married.

          7.4 PAYMENT OTHER THAN TO BENEFICIARY. If a Participant has not designated a Beneficiary, or the Participant's designated
          Beneficiary dies before the Participant, or if the Beneficiary dies after the death of the Participant, but prior to receiving the full death benefit hereunder, any remaining benefit shall be paid to the Beneficiary's designated beneficiary. In the absence of such designation, any remaining benefit will be paid to the Beneficiary's estate, unless specified otherwise by the Participant.

          7.5 POST-RETIREMENT DEATH BENEFIT. Upon the death of a Participant after actual retirement or termination of employment, benefits will be payable to his Beneficiary only in accordance with Article X.

          7.6 DEFINITION OF DISABILITY. A Participant will be deemed to have suffered a total and permanent disability for purposes of the Plan if he is eligible to receive a disability benefit under a long-term disability plan sponsored by the Employer or an
          Affiliated Employer or is eligible for total and permanent disability benefits under the Social Security Act in effect at the date of disability.

          7.7  DISABILITY  BENEFIT.    A  Participant  who   has  suffered  a
          Disability shall be entitled to distribution of 100% of the value of his Account pursuant to the provisions of Article X.

          7.8 RECOVERY FROM DISABILITY.

           (a) If it is subsequently determined that a Participant who had become permanently disabled is no longer disabled, and if he should return to employment with a Participating Employer immediately upon recovery from Disability, he shall resume membership in the Plan pursuant to Article II. In the event his Account has not been distributed prior to his recovery from Disability, he shall not be entitled to a distribution of his Account prior to his Service Termination Date except as may be permitted under Article IX. A Participant who immediately returns to employment with a Participating Employer upon recovery from a Disability shall have all of his prior Years of Service restored. Such Participant shall always remain fully vested in the value of his Matching Contribution Account determined prior to the date on which such Participant returns to the employment of a Participating Employer following a Disability including all subsequent earnings on such amounts held in his Matching Contribution Account. However, any Matching Contributions made subsequent to his return to employment following a Disability shall be subject to the vesting provisions of Section 8.2 based on all of the Participant's Years of Service.

           (b) If it is subsequently determined that a Participant who had become permanently disabled is no longer disabled, and if he should fail to return to employment with a Participating Employer or an Affiliate immediately upon recovery from Disability, he shall be considered to have a Service Termination Date upon such recovery. In the event his Account has not been fully distributed upon his recovery from Disability, the remaining balance of his Account shall be distributed pursuant to the provisions of Article X.

                                     ARTICLE VIII
                         VESTING AND TERMINATION OF EMPLOYMENT

          8.1 VESTING OF CONTRIBUTIONS. A Participant shall at all times be 100% vested in his Basic Employee Contribution Account, his Supplementary Employee Contribution Account, and his Rollover Contribution Account, if any.

          8.2 VESTING OF MATCHING CONTRIBUTIONS.

           (a) A Participant shall be fully vested and have a nonforfeitable interest in his Matching Contribution Account upon the occurrence of the earliest of the following:

            (i) his attainment of age 65;

           (ii) his Disability;

          (iii) his death while an Employee;

           (iv) the partial or complete termination of the Plan with respect to such Participant pursuant to Article XIII.

           (b) Prior  to  becoming fully  vested in  accordance with  Section
          8.2(a) above, a Participant shall be vested in his Matching Contribution Account in accordance with the following schedule:

          Completed Years of Service                  Vested Percentage
          --------------------------                  -----------------
          Less than 1                                      0%
          1 but less than 2                               20%
          2 but less than 3                               40%
          3 but less than 4                               60%
          4 but less than 5                               80%
          5 or more                                      100%


          8.3 METHOD OF PAYMENT. When a Participant incurs a Service Termination Date, his vested Account, as determined under Sections
          8.1 and 8.2 above, shall be distributed pursuant to the provisions of Article X.

          8.4 FORFEITURES. If a Participant who is less than 100% vested in his Matching Contribution Account terminates employment and incurs a Service Termination Date, the nonvested portion of such Account shall be immediately forfeited. The amount so forfeited shall be used by the Participating Employer from whom the Participant terminated employment to reduce its future Matching Contributions to the Plan.

          8.5 REEMPLOYMENT.  If  an Employee  has a Service Termination  Date
          and  is  later  reemployed  by  a  Participating  Employer  or   an
          Affiliated Employer:

           (a) before he has incurred a number of consecutive One Year Breaks in Service equal to the greater of five and his Years of Service as of his Service Termination Date, or, if he was at least partially vested on his Service Termination Date, he shall be reinstated in the portion of his Matching Contribution Account forfeited pursuant to Section 8.4. Any amounts reinstated in accordance with this paragraph shall be paid by the applicable Participating Employer with an additional contribution to the Plan. Upon reemployment, the Employee's vested interest in his Matching Contribution Account shall be determined in accordance with Section 8.2 based on his Years of Service both before and after such One Year Breaks in Service.

           (b) after he has incurred a number of consecutive One Year Breaks in Service equal to the greater of five and his Years of Service as of his Service Termination Date, and he was not partially or fully vested on his Service Termination Date, he shall have no further right to the portion of his Matching Contribution Account forfeited pursuant to Section 8.4. The Employee's vested interest in his Matching Contribution Account attributable to contributions made subsequent to his return to employment shall be based only on his Years of Service after such One Year Breaks in Service.

          8.6 DETERMINATION OF VESTED INTEREST IN THE CASE OF CERTAIN DISTRIBUTIONS. Notwithstanding Section 8.2 above, if a Participant receives a distribution of the vested portion of his Matching Contribution Account on account of termination of employment and later has a Reemployment Date, the Participant's vested interest in either the portion of his Matching Contribution Account remaining in the Plan prior to its forfeiture under
          Section 8.4, or the portion of his Matching Contribution Account restored upon reemployment pursuant to Section 8.5(a), shall be determined in accordance with the following rules unless the Participant becomes 100% vested in such remaining Account under
          Section 8.2(a), at an earlier date:

           (a) At the time of the distribution, a separate accounting shall be maintained for the balance of the Participant's Matching Contribution Account so as to distinguish it from that portion of the Account attributable to future Matching Contributions, if any.

           (b) The Participant's vested interest in that portion of his Matching Contribution Account for which a separate accounting is maintained pursuant to paragraph (a) above shall be equal to P (AB + D) - D where P is the Participant's vested percentage at the time the Participant's vested interest is being determined; AB is the balance of the separate accounting of the Matching Contribution Account at the time the Participant's vested interest is being determined; and D is the amount of the distribution.

                                      ARTICLE IX
                                 LOANS AND WITHDRAWALS

          9.1 PARTICIPANT LOANS. An Employee who has been an Eligible Employee for at least one year will be eligible for a loan from his Account in an amount not in excess of the lesser of (a) $50,000 reduced by the Participant's highest outstanding loan balance from the Plan during the preceding 12-month period; and
          (b) 50% of the value of his vested Account as of the date on which the loan is approved. Notwithstanding the foregoing,the one year of eligibility requirement shall be waived in the event the loan is made exclusively from a Participant's Rollover Contribution Account.

          9.2  RULES RELATING  TO LOANS.   All  loans shall  comply  with the
          following terms and conditions:

           (a) The minimum amount that may be borrowed under the Plan is $1,000.

           (b) Loans may be applied for as of any date with prior written notice as the Plan Administrator may approve according to uniform and nondiscriminatory rules it may adopt. No more than one loan may be made to a Participant in any Plan Year and no more than two loans may be outstanding to a Participant at any time (the limitations set forth in Section 9.1 above shall apply to the total amount of an Employee's loans).

           (c) An application for a loan by a Participant shall be made in writing to the Plan Administrator, or its delegate, whose action thereon shall be final.

           (d) Repayment of a loan shall be made based on level amortization of the loan amount and shall be made no less frequently than quarterly over the term of the loan. The Participant shall authorize the Participating Employer to deduct from his pay the level amount sufficient to accomplish the repayment.

           (e) The period of repayment for any loan shall be arrived at by mutual agreement between the Plan Administrator, or its delegate, and the Participant, but subject to a maximum repayment period of five years (up to 10 years for loans used to purchase the principal residence of the Participant). Loans may be prepaid in full at any time without penalty.

           (f) Each loan shall be made against the collateral assignment of the Participant's right, title and interest in the portion of his Account against which the loan is taken, evidenced by such Participant's collateral promissory note for the amount of the loan, including interest, payable to the order of the Plan.

           (g) Each loan shall bear a reasonable rate of interest, which shall be the prime rate of interest, as published in the "money rate" section of the Wall Street Journal as of the date of application of the loan, plus two percent. The Plan Administrator shall review the rate of interest to determine if it is consistent with commercial rates for similar loans, and if not, the Plan Administrator shall have the authority to modify such rate of interest for new loans to be consistent with such commercial rates.

           (h) In the event a loan repayment is not made or is not paid at maturity, or in the event of a Participant's bankruptcy or impending bankruptcy, insolvency or impending insolvency, the loan shall be deemed to be in default and the Plan Administrator, or its delegate, shall give written notice of such default to such Participant to his last known address. If the default is not cured within a reasonable period of time from the date of such notice as determined by the Plan Administrator, according to uniform and nondiscriminatory rules it may adopt and set forth in the notice, the Participant's Account shall be reduced by the amount of the unpaid balance of the loan, together with the interest thereon, and the Participant's indebtedness shall thereupon be discharged. This reduction shall occur as soon as the Participant could have received a distribution of the portion of the Account balance so reduced under applicable law, disregarding the provisions of (i) below.

           (i) Upon termination or retirement, no distribution shall be made to any Participant or Former Participant or to a Beneficiary of any such Participant or Former Participant unless and until all unpaid loans, including accrued interest thereon, have been liquidated; provided, however, if any unpaid balance is due on a loan of such Participant or Former Participant at the time of such distribution which has not been satisfied through collection or liquidation of his Account, the Plan shall distribute to such
          Participant or Former Participant or Beneficiary the collateral promissory note evidencing the loan, and his Account, reduced by the unpaid balance of the loan, including accrued interest thereon, shall be distributed.

           (j) All loans shall be debited to a Participant's Account first from his Matching Contribution Account attributable to discretionary Matching Contributions made pursuant to Section 4.1(b), next from his Matching Contribution Account attributable to Matching Contributions made pursuant to Section 4.1(a), next from his Basic Employee Contribution Account, next from his Supplementary Employee Contribution Account and last from his Rollover Contribution Account.

           (k) Subject to the provisions of paragraph (j) above, all loans shall be debited to the investment of a Participant's Account as such Account is invested in the funds under the Plan in the amount(s) authorized by the Participant. A loan shall be debited on a pro rata basis from the funds in which his Account is then invested.

           (l) Upon receipt of a loan repayment and associated interest, the Trustee shall deposit such repayment in accordance with the Participant's investment designation at the time of the repayment. The Trustee shall also credit such repayment to the Participant's Accounts in the same proportion as they were charged with the loan.

           (m) The Plan Administrator shall make loans available hereunder on a reasonably equivalent basis. The Plan Administrator shall apply objective criteria in a uniform and nondiscriminatory manner to determine whether a loan application should be approved.

           (n) The Plan Administrator may adopt such other rules and regulations relating to loans as it may deem appropriate.

          9.3 WITHDRAWALS FROM ROLLOVER CONTRIBUTION ACCOUNTS. Subject to the provisions of Sections 9.6 and 9.7, a Participant shall have the right to withdraw any portion of his Account attributable to Rollover Contributions at any time.

          9.4 WITHDRAWALS AFTER AGE 59-1/2. Subject to the provisions of Sections 9.6 and 9.7, a Participant who has attained age 59-1/2 may withdraw any portion of his Account attributable to his Basic Employee Contributions, Supplementary Employee Contributions, vested Matching Contributions, and Rollover Contributions.

          9.5  HARDSHIP WITHDRAWALS.   Subject to the  provisions of Sections
          9.6 and 9.7, a Participant who has not attained age 59-1/2 shall have the right to withdraw the portion of his Basic Employee and Supplementary Contribution Accounts or his Rollover Contribution Account needed to meet a "financial hardship", as defined herein.

           (a) For the purpose of this Section 9.5, a "financial hardship" shall mean an immediate and heavy financial need which cannot be met from any other available resource and which is due to:

            (i) unreimbursed medical expenses described in Code Section 213(d) for which payment is necessary in advance in order to obtain medical services for the Participant, his Spouse or dependents or for such medical expenses already incurred by the Participant, his Spouse or dependents;

           (ii) the purchase of the Participant's principal residence (other than mortgage payments);

          (iii) tuition payments and related educational fees (excluding room, board and books) for the next 12 months, semester or quarter of post-secondary education for the Participant, his Spouse or dependents; or

           (iv) the need to prevent eviction from, or foreclosure on the Participant's principal residence.

          Additional hardship requirements may be adopted by the Plan Administrator on a uniform and nondiscriminatory basis.

          The Plan Administrator shall determine in its sole discretion whether a financial hardship exists to warrant a withdrawal, and if such hardship exists, the amount of the withdrawal necessary to meet the hardship.

           (b) A Participant shall be deemed to lack other resources to satisfy the "financial hardship" if the following conditions are satisfied:

            (i) the Participant has withdrawn all amounts available to him under all of the Employer's (or Affiliated Employer's) qualified plans;

           (ii) the Participant has borrowed all nontaxable amounts available to him under this Plan pursuant to Sections 9.1 and 9.2 and from any other qualified plans of the Employer and Affiliated Employers, unless the repayment of the amount borrowed would constitute a "financial hardship" to the Participant;

          (iii) if the Participant has made a withdrawal from his Basic and/or Supplementary Employee Contribution Account, the Participant's Basic and/or Supplementary Employee Contributions to the Plan and elective contributions made to any other qualified or nonqualified plan maintained by an Affiliated Employer (including stock option, stock purchase, or similar plan, or a cash or deferred arrangement under a cafeteria plan, but not including a health or welfare benefit plan) are suspended for the 12-month period immediately following the date of the hardship withdrawal;

           (iv) if the Participant has made a withdrawal from his Basic and/or Supplementary Employee Contribution Account, the Participant's maximum elective contributions permitted to have been made on his behalf under Code Section 402(g) to all of the Employer's (or Affiliated Employer's) plans for the Plan Year following the Plan Year in which the hardship withdrawal was made is reduced by the amount of such Basic and/or Supplementary
          Employee Contributions made during the Plan Year in which the hardship withdrawal occurred; and

            (v) the amount of the withdrawal does not exceed the amount necessary to meet the Participant's "financial hardship".

          9.6 RULES  FOR WITHDRAWALS.   The  following rules  shall apply  to
          withdrawals made pursuant to this Article IX:

           (a) The minimum amount of any non-hardship withdrawal from the Plan shall be $500 or, if less, 100% of the amount in the Participant's Account that is available as a withdrawal under the provisions of this Article. There shall be no minimum withdrawal amount imposed for hardship withdrawals made pursuant to this
          Article IX.

           (b) A Participant who has not attained age 59-1/2 may not withdraw that portion of his Basic or Supplementary Employee Contribution Account which is attributable to investment earnings which are credited to such Accounts after December 31, 1988.

           (d) A Participant shall request a withdrawal hereunder by providing the Plan Administrator with at least 30 days' advance written request of the withdrawal, except that the Plan Administrator may agree to accept a later request in the case of a withdrawal for "financial hardship". The Participant will receive such payment as soon as practicable after the Plan Administrator receives the request.

           (e) The amount otherwise available as a withdrawal from the Plan under this Article shall be reduced by the amount of any loan outstanding at the time a withdrawal request is made and no withdrawal shall be permitted under this Article to the extent that such withdrawal would cause the aggregate of the loans outstanding to exceed the limits expressed in Sections 9.1 and 9.2.

           (f) To the extent that amounts are available in the Participant's vested Account, the amount of any hardship withdrawal made pursuant to this Article IX may be increased by the reasonably anticipated amount of federal, state, and local taxes, and any penalty taxes (including the 10% excise tax on early distributions) resulting from the withdrawal.

           (g) Withdrawals shall be effective as of the date the Plan Administrator approves the withdrawal.

           (h) Any withdrawal made prior to the Participant's attainment of age 59-1/2 shall be paid in cash. All other withdrawals may be paid in cash or cash and shares of Chittenden Corporation Common Stock.

          9.7 DEBITING OF WITHDRAWALS. To the extent otherwise permitted by this Article IX, all withdrawals shall be debited to a Participant's Account first from his Rollover Contribution
          Account, next from his Supplementary Employee Contribution Account, next from his Basic Employee Contribution Account, next from his vested Matching Contribution Account attributable to contributions made pursuant to Section 4.1(a) and then from his vested Matching Contribution Account attributable to contributions made pursuant to Section 4.1(b).

          In the event that the provisions of this Article IX prohibit a withdrawal from a Participant's Account in the sequence described in the preceding sentence, the amounts withdrawn shall follow such sequence only to the extent otherwise permitted by the provisions of this Article IX. All withdrawals shall be debited against the investment funds in the same proportion as such Account is then invested.


                                       ARTICLE X
                                  PAYMENT OF BENEFITS

          10.1 ENTITLEMENT TO DISTRIBUTION. If a Participant either: (a) terminates employment and incurs a Service Termination Date, or
          (b) incurs a Disability, he may elect to receive the vested portion of his Account as provided herein.

          10.2 FORM OF PAYMENT.

           (a) Subject to the provisions of Section 10.3, and Account whose value is $3,500 or less shall automatically be distributed in one lump sum payment.

           (b) Subject to the provisions of Section 10.3, the normal form of payment for an Account whose value is more than $3,500 shall also be one lump sum payment. The distribution of any Account, the value of which exceeds $3,500, shall require the written consent of the Participant if the distribution is scheduled to occur prior to the date the Participant attains age 65.

          Payment of a Participant's Account shall be made in cash unless the Participant (or his Beneficiary) elects to have all or a portion of his Account that is invested in the Chittenden Corporation Common Stock Fund distributed in whole shares of such stock.

          10.3 TIME OF PAYMENT.

           (a) To the extent practicable, and unless otherwise elected by the Participant or Former Participant pursuant to Section 10.3(c) (or, if applicable, his Beneficiary pursuant to Section 10.5) any distributions shall be made as soon as practicable after the Valuation Date which coincides with or next follows the event which gave rise to the distribution. The value of the Participant's or Former Participant's Account for this purpose shall be determined as of the Valuation Date immediately preceding the date of distribution. Notwithstanding the foregoing, distributions shall not commence prior to the applicable date described in Section 10.3(b), unless otherwise required under
          Section 10.6, until the Participant, Former Participant or Beneficiary returns a completed form to the Plan Administrator with 30 days prior written notice or such lesser notice as the
          Plan  Administrator  shall   approve  according   to  uniform   and
          nondiscriminatory rules it may adopt. However, if the Participant, Former Participant or Beneficiary fails to return the completed election form to the Plan Administrator, benefits will automatically commence within the period described in Section
          10.3(b), unless prior       commencement is required  under Section
          10.6.

           (b) Unless a Participant or Former Participant elects a deferred payment in accordance with Section 10.3(c), distribution shall commence no later than 60 days after the close of the Plan Year in which: (i) the Participant or Former Participant attains age 65, or (ii) the 10th anniversary of the Participant's or Former Participant's commencement of participation occurs, or (iii) the Participant or Former Participant terminates employment, whichever is latest.

            (i) A Participant or Former Participant, or his Beneficiary, applicable, who has an Account balance which is $3,500 or less may elect, in writing, to defer the commencement of a distribution under this Article X for a period of up to 12 months following the date on which the distribution would otherwise have been payable.

           (ii) A Participant or Former Participant, or his Beneficiary, if applicable, who has an Account balance which exceeds $3,500, may elect to defer the commencement of a distribution subject to the provisions of this Article X to a date no later than his 65th birthday.

          In the event a Participant or Former Participant, or, if applicable, his Beneficiary, elects to defer receipt of his Account pursuant to this paragraph, his Account shall continue to be valued in accordance with Article VI and shall be invested in accordance with the Former Participant's election under Article V.

           (c) If a Participant or Former Participant has elected a deferred payment under Section 10.3(b), he may at any time thereafter elect to change the time or manner of payment of the unpaid portion of his Account in accordance with the further provisions of this
          Article X, provided that 60 days advance written notice is given to the Plan Administrator.

          10.4 AMOUNT OF DISTRIBUTION. The amount of any distribution shall be determined by the vested amount in the Participant's or Former Participant's Account as of the Valuation Date coinciding with or otherwise immediately preceding the distribution.

          10.5 DEATH BENEFITS AFTER TERMINATION OF EMPLOYMENT. In the event of the death of a Participant after termination of employment but prior to the date his Account has been distributed or commenced to be distributed pursuant to Section 10.3, his Account shall be paid to his Beneficiary in one lump sum. His Beneficiary may elect, subject to the provisions of Sections 10.3 and 10.6, to defer receipt of the Participant's Account.

          10.6 LIMITATION ON DISTRIBUTIONS. Notwithstanding any other provision of this Article X, distribution of benefits shall not be deferred beyond the April 1 following the calendar year in which the Participant attains age 70-1/2. Upon the death of a Participant, distribution of his remaining Account shall be made to his Beneficiary no later than five years following the
          Participant's death. In any event, distributions hereunder shall be made in accordance with Code Section 401(a)(9), including the incidental death benefit requirements of such Code Section, and regulations thereunder, including Treasury Regulation 1.401(a)(9)-
          2. Such regulations and applicable rulings or announcements, including any grandfather provisions or provisions delaying the effective date of Code Section 401(a)(9), are hereby incorporated by reference. The provisions of Code Section 401(a)(9) override any distribution options under the Plan if inconsistent with the requirements of such Code section.

          10.7 SEGREGATED ACCOUNTS. If a Participant or Beneficiary has elected to have his Account distribution deferred to a later date pursuant to Section 10.3(b) or Section 10.5, the Account of the Participant will continue to be invested in accordance with the most recent investment direction on file with the Plan Administrator. If there is no investment direction on file, the Plan Administrator shall direct the Trustee to segregate the Participant's or Beneficiary's interest in the Plan and invest such interest in the Chittenden Bank Money Market Fund as described in Section 5.2. Amounts invested in this manner shall share the earnings, on a pro rata basis, attributable to such fund.

          10.8 MISSING PERSONS. If the Plan Administrator shall be unable, within five years after any amount becomes due and payable from the Plan to a Participant, Former Participant or Beneficiary, to make payment because the identity or whereabouts of such person cannot be ascertained, the Plan Administrator may mail a notice by registered mail to the last known address of such person outlining the action to be taken unless such person makes written reply to the Plan Administrator within 60 days from the mailing of such notice. The Plan Administrator may direct that such amount and all further benefits with respect to such person shall be forfeited and all liability for the payment thereof shall terminate. However, in the event of the subsequent reappearance of the Participant, Former Participant or Beneficiary prior to termination of the Plan, the benefit which was forfeited (but not any earnings attributable to such forfeiture) shall be reinstated in full. Any benefits forfeited shall be applied to reduce future Matching Contributions to the Plan.

          Reinstatement of any benefit forfeited under this Section 10.8 shall be made by the applicable Participating Employer with an additional contribution to the Plan.

          10.9 DIRECT ROLLOVER PROVISIONS. Effective January 1, 1993, if any Plan distribution is an "eligible rollover distribution" as defined in Code Section 402, a Participant (or surviving Spouse) may elect at the time and in the manner prescribed by the Plan Administrator, to directly rollover such distribution to one or more of the following: a retirement plan qualified under Code
          Section 401(a),  an individual retirement annuity described in Code
          Section 408(b), or an individual retirement account described under Code Section 408(a), or any other program deemed to be an eligible retirement plan under Code Section 402.

          For purposes of this Section, the direct rollover rights of the Participant shall also apply to the Spouse or former Spouse of the Participant if such person is an "alternate payee" of the Participant as defined in Code Section 414(p).

          The Plan Administrator shall prescribe the procedures by which an eligible rollover distribution can be made. In any event, such procedures shall be adopted in accordance with Code Sections 401(a)(3) and 402(c) (as amended by the Unemployment Compensation Amendments of 1992) and the applicable regulations prescribed thereunder.

                                      ARTICLE XI
                            RETIREMENT PLAN ADMINISTRATION

          11.1 RESPONSIBILITY FOR PLAN AND TRUST ADMINISTRATION. The Employer shall have the sole authority to appoint and remove the Trustee, and any investment manager which may be provided for under the Trust, and to amend or terminate, in whole or in part this Plan or the Trust. The Plan Administrator shall have the responsibility for the administration of this Plan, which is specifically described in this Plan and the related Trust Agreement. The Plan Administrator shall be the "named fiduciary" for purposes of the Code and ERISA.

          11.2   RETIREMENT   PLAN  ADMINISTRATOR.      The  Plan   shall  be
          administered by the Plan Administrator who shall be the "Plan Administrator" within the meaning of Section 3(16)A of ERISA.

          11.3 AGENTS OF THE PLAN ADMINISTRATOR. The Plan Administrator may delegate specific responsibilities to other persons or entities as the Plan Administrator shall determine. The Plan Administrator may authorize one or more of its number, or any agent, to execute or deliver any instrument or to make any payment in its behalf. The Plan Administrator may employ and rely on the advice of counsel, accountants, and such other persons as may be necessary in administering the Plan.

          11.4 PLAN ADMINISTRATOR PROCEDURES. The Plan Administrator may adopt such rules as it deems necessary, desirable, or appropriate. All rules and decisions of the Plan Administrator shall be uniformly and consistently applied to all Participants in similar circumstances. When making a determination or calculation, the Plan Administrator shall be entitled to rely upon information fur-nished by a Participant, Former Participant or Beneficiary, the Employer, the legal counsel of the Employer or the Trustee.

          The  Plan Administrator may act at  a meeting or in writing without
          a  meeting.   The  Plan  Administrator may  adopt  such bylaws  and
          regulations as it deems desirable for the conduct of its affairs.

          11.5 POWERS OF THE PLAN ADMINISTRATOR. The Plan Administrator may from time to time establish rules for the administration of the Plan. Except as otherwise herein expressly provided, the Plan Administrator will have the exclusive right and discretionary authority, to the fullest extent provided by law, to interpret the Plan and decide any matters arising hereunder in the administration and operation of the Plan, and any interpretations or decisions so made will be conclusive and binding on all persons having an interest in the Plan; provided, however, that all such interpretations and decisions will be applied in a uniform and nondiscriminatory manner to all Employees. The Plan Administrator shall have no right to modify any provisions of the Plan as herein set forth.

          11.6 BENEFIT CLAIMS PROCEDURES. All claims for benefits under the Plan shall be in writing and shall be submitted to the Plan
          Administrator. If any application for payment of a benefit under the Plan shall be denied, the Plan Administrator shall notify the claimant within 90 days of such application setting forth the specific reasons therefor and shall afford such claimant a reasonable opportunity for a full and fair review of the decision denying his claim. If special circumstances require an extension of time for processing the claim, the claimant will be furnished with a written notice of the extension prior to the termination of the initial 90-day period. In no event shall such extension exceed a period of 90 days from the end of such initial period. The extension notice shall indicate the special circumstances requiring an extension of time and the date by which the Plan Administrator expects to render its decision.

          Notice of such denial shall set forth, in addition to the specific reasons for the denial, the following:

           (a) reference to pertinent provisions of the Plan;

           (b) such additional information as may be relevant to the denial of the claim;

           (c) an explanation of the claims review procedure; and

           (d) notice that such claimant may request the opportunity to review pertinent Plan documents and submit a statement of issues and comments.

          Within 60 days following notice of denial of his claim, upon written request made by any claimant for a review of such denial to the Plan Administrator, the Plan Administrator shall take appropriate steps to review its decision in light of any further information or comments submitted by such claimant.

          The Plan Administrator shall render a decision within 60 days after the claimant's request for review and shall advise said claimant in writing of its decision on such review, specifying its reasons and identifying appropriate provisions of the Plan. If special circumstances require an extension of time for processing, a decision will be rendered as soon as possible, but not later than 120 days after receipt of a request for the review. If the extension of time for review is required because of special circumstances, written notice of the extension shall be furnished to the claimant prior to the commencement of the extension. If the decision is not furnished within such time, the claim shall be deemed denied on review. The decision on review shall be in writing and shall include specific reasons for the decision, writ-ten to the best of the Plan Administrator's ability in a manner calculated to be understood by the claimant without legal counsel, as well as specific references to the pertinent Plan provisions on which the decision is based. In the event of continued disagreement, the claimant may thereafter appeal to the Employer, whose decision is final.

          11.7 RELIANCE ON REPORTS AND CERTIFICATES. The Plan Administrator will be entitled to rely conclusively upon all valuations, certificates, opinions, and reports which may be furnished by the recordkeeper, or any accountant, controller, counsel, or other person who is employed or engaged for such purposes and shall exercise the authority and responsibility as it deems appropriate to comply with all of the legal and governmental regulations affecting this Plan.

          11.8 OTHER POWERS AND DUTIES OF THE PLAN ADMINISTRATOR. The Plan Administrator shall have such duties and powers as may be necessary to discharge its duties hereunder, including, but not by way of limitation, the following:

           (a)   to   prescribe  written   procedures   to  be   followed  by
          Participants,   Former  Participants,   or   Beneficiaries   filing
          applications for benefits;

           (b) to prepare and distribute, in such manner as the Plan Administrator determines to be appropriate, information explaining the Plan;

           (c)  to   receive  from  the  Employer,  Participants  and  Former
          Participants such information as shall be necessary for the proper administration of the Plan;

           (d) to furnish the Employer, upon request, such annual reports with respect to the administration of the Plan as are reasonable and appropriate;

           (e) to receive and review the periodic valuations of the Plan made by the recordkeeper; and

           (f) to receive, review and keep on file (as it deems convenient or proper) reports of benefit payments by the Trustee and reports of disbursements for expenses directed by the Plan Administrator.

          The Plan Administrator shall have no power to add to, subtract from or modify any of the terms of the Plan, or to change or add to any benefits provided by the Plan, or to waive or fail to apply any requirements of eligibility for a benefit under the Plan.

          11.9 COMPENSATION OF PLAN ADMINISTRATOR. The Plan Administrator shall serve without any compensation for services as such, but will be reimbursed for reasonable expenses incident to the performance of such services. The reimbursement of expenses shall be paid in whole or in part by the Employer, and any expenses not paid by the Employer shall be paid by the Trustee out of the principal or income of the Trust Fund.

          11.10  LIABILITY  OF PLAN  ADMINISTRATOR.   The  Plan Administrator
          will not be liable for any act of omission or commission except as provided by federal law.

          11.11 INDEMNIFICATION. The Board of Directors of the Employer, the Plan Administrator and its delegates shall be indemnified by the Employer and not the Trust Fund against any and all expenses, costs, and liabilities arising by reason of any act or failure to act, unless such act or failure to act is judicially determined to be gross negligence or willful misconduct.

                                      ARTICLE XII
                              FIDUCIARY RESPONSIBILITIES

          12.1  BASIC   RESPONSIBILITIES.     Any  Plan  Fiduciary,   whether
          specifically designated or not, shall:

           (a) discharge all duties solely in the interest of Participants, Former Participants, and Beneficiaries and for the exclusive purpose of providing benefits and defraying reasonable administrative expenses under the Plan;

           (b)   discharge  his  responsibilities   with  the   care,  skill,
          prudence, and diligence a prudent man would use in similar circumstances; and

           (c) conform with the provisions of the Plan.

          No person who is ineligible by law will be permitted to serve as Fiduciary.

          12.2 ACTIONS OF FIDUCIARIES.  Any Plan Fiduciary:

           (a) may serve in more than one fiduciary capacity with respect to the Plan;

           (b) may employ one or more persons to render advice with regard to or to carry out any responsibility that such Fiduciary has under the Plan; and

           (c) may rely upon  any discretion,  information, or action of  any
          other   Plan   Fiduciary,   acting   within   the   scope   of  its
          responsibilities under the Plan, as being proper under the Plan.

          12.3 FIDUCIARY LIABILITY. No Fiduciary shall be personally liable for any losses resulting from his action except as provided by federal law. Each Fiduciary shall have only the authority and duties which are specifically allocated to him, shall be responsible for the proper exercise of his own authority and duties, and shall not be responsible for any act or failure to act of any other Fiduciary.

                                     ARTICLE XIII
                               AMENDMENT AND TERMINATION

          13.1 INTERNAL REVENUE SERVICE QUALIFICATION. It is the intention of the Employer that the Plan shall be and remain qualified and exempt under Code Sections 401(a) and 501(a) and meet the requirements of Code Sections 401(k) and 401(m). The Employer may authorize any modification or amendment of this Plan, which is deemed necessary or appropriate to qualify or maintain the qualification and exemption of the Plan within the requirements of Code Sections 401(a), 401(k), 401(m), and 501(a), or any other applicable provisions of the Code as now in effect or hereafter amended or adopted.

          13.2 EMPLOYER'S RIGHT TO AMEND OR TERMINATE. The Employer reserves the right to amend, modify, revoke or terminate the Plan in whole or in part (including the provisions relating to contributions) in whole or in part at any time. The authority to make any such changes to the Plan rests with the board of directors of the Employer. Any such amendment, modification, revocation or termination of the Plan shall be made by a resolution adopted by the Board of Directors.

          The Employer shall not have the power to modify, suspend, amend or terminate the Plan in such manner as will cause or permit any part of the Trust Fund to be used for or diverted to purposes other than the exclusive benefit of Participants, Former Participants or their Beneficiaries, or for the payment of expenses pursuant to the provisions of the Plan. Further, except as otherwise specifically provided in Sections 4.5 and 4.8, no portion of the Trust Fund may revert to or become the property of the Employer, so as to divest a Participant or Former Participant from or deprive him of any benefits which may have accrued to him. Upon termination or partial termination of the Plan or "complete discontinuance of contributions" as such term is defined in Code
          Section 411, the amounts credited to the Accounts of Participants affected by such termination or partial termination shall be nonforfeitable.

          Notwithstanding anything to the contrary contained herein, upon such termination of the Plan, the Employer shall have no obligation or liability whatsoever to make any further payments to the Trustee.

          13.3 PARTICIPATING EMPLOYER'S RIGHT TO TERMINATE. Each Participating Employer by action of its Board of Directors or other governing authority shall have the right to terminate, as to itself, the Plan hereby created, by delivering written notice authorizing the termination to the Board of Directors of the Employer, the Plan Administrator, and the Trustee.

          13.4 VALUATION OF ASSETS. In determining the value of the Accounts of the Participants or Former Participants as of the date of the termination of the Plan, the assets of the Trust Fund shall be valued by the Trustee at fair market value as of the close of business on the termination date. The Accounts of the Participants and Former Participants shall be adjusted in the manner provided in Article VI.

          13.5 DISTRIBUTION OF ASSETS. If the Plan is terminated, the Trustee, at the direction of the Employer shall continue to maintain the Trust Fund, as permitted by applicable law, until all assets remaining in the Trust Fund after payment of any expenses properly chargeable to the Trust Fund are distributed to Participants, Former Participants or their Beneficiaries. Such distribution shall be equal to the value of the Accounts of the Participants as of the date of the termination of the Plan adjusted for any earnings and expenses of the Trust Fund and Plan between such date and the date of distribution. Payment will be made in cash or in kind, or partly in cash and partly in kind, in such manner as the Plan Administrator shall determine and as may be required by applicable law. The Plan Administrator's determination shall be final and binding on all persons.

                                      ARTICLE XIV
                              TOP-HEAVY PLAN REQUIREMENTS

          14.1 GENERAL RULE. For any Plan Year for which this Plan is a Top-Heavy Plan as defined in Section 14.4, any other provisions of the Plan to the contrary notwithstanding, the Plan shall be subject to the following provisions:

           (a) The minimum contribution provisions of Section 14.2, and
           (b) The limitation on contributions set by Section 14.3.

          14.2 MINIMUM CONTRIBUTION PROVISIONS. Subject to the further provisions of this Article XIV, each Eligible Employee who (a) is a Non-Key Employee (as defined in Section 14.6) and (b) is employed on the last day of the Plan Year shall be entitled to have an Employer Contribution allocated to his Account of not less than 5% (the "Minimum Contribution Percentage") of his compensation (as defined for purposes of applying the limits of Code Section 415) or such other amount, if any, as may be necessary to comply with the rules established by the Internal Revenue Service.

          The Minimum Contribution Percentage set forth above shall be reduced for any Plan Year to the percentage at which contributions are made (or required to be made) under the Plan for the Plan Year for the Key Employee (as defined in Section 14.5) for whom such percentage is the highest for such Plan Year.

          For this purpose, the percentage with respect to a Key Employee shall be determined by dividing the contributions (not including Matching Contributions) made for such Key Employee by his total compensation for the Plan Year not to exceed $150,000 (adjusted in the same manner as set forth in Section 1.9).

          Contributions taken into account under the immediately preceding sentence shall include contributions under this Plan and under all other defined contribution plans required to be included in an Aggregation Group (as defined in Section 14.5), but shall not include any plan required to be included in such Aggregation Group if such plan enables a defined benefit plan required to be included in such Group to meet the requirements of the Code prohibiting discrimination as to contributions or benefits in favor of Employees who are officers, shareholders or the highly-compensated or prescribing the minimum participation standards.

          Contributions taken into account under this Section 14.2 shall not include any contributions under the Social Security Act or any other federal or state law.

          14.3 IMPACT ON MAXIMUM BENEFITS. For any Plan Year in which the Plan is Top Heavy, Section 4.5 shall be reread by substituting the number "1.00" for the number "1.25" wherever it appears therein except that such substitution shall not have the effect of reducing any benefit accrued under a benefit plan prior to the first day of the Plan year in which this provision becomes applicable.

          14.4 TOP-HEAVY PLAN DEFINITIONS. This Plan shall be a Top-Heavy Plan for any Plan Year if, as of the Determination Date, the aggregate of the Accounts under the Plan for Participants and Former Participants who are Key Employees exceeds 60% of the present value of the aggregate of the Accounts for all Participants, or if this Plan is required to be in an Aggregation Group which for such Plan Year is a Top-Heavy Group. For purposes of making this determination, the present value of the aggregate of the Accounts for a Participant who is not a Key Employee, but who was a Key Employee in a prior year, or who has not performed any service for the Employer at any time during the five- year period ending on the Determination Date, shall be disregarded.

           (a) "Determination Date" shall mean for any Plan Year the last day of the immediately preceding Plan Year (except that for the first Plan Year the Determination Date means the last day of such Plan Year).

           (b) "Aggregate of the Accounts" shall mean the sum of (i) the Accounts determined as of the most recent Valuation Date that is within the 12-month period ending on the Determination Date, and
          (ii) the adjustment for contributions due as of the Determination Date, and as described in the regulations under the Code.

           (c) "Aggregation Group" shall mean the group of plans, if any, that includes both the group of plans that are required to be aggregated and, if the Plan Administrator so elects, the group of plans that are permitted to be aggregated.

            (i) The group of plans that are required to be aggregated (the "Required Aggregation Group") includes: (a) each plan of the
          Employer in which a Key Employee is a Participant, including collectively-bargained plans, and (b) each other plan of the Employer or an Affiliated Employer including collectively-bargai-ned plans, which enables a plan in which a Key Employee is a Participant to meet the requirements of the Code prohibiting discrimination as to contributions or benefits in favor of Employees who are officers, shareholders or the highly-compensated or prescribing the minimum participation standards.

           (ii) The group of plans that are permitted to be aggregated (the "Permissive Aggregation Group") includes the Required Aggregation Group plus one or more plans of the Employer or an Affiliated Employer that is not part of the Required Aggregation Group and that the Plan Administrator certifies as constituting a plan within the Permissive Aggregation Group. Such plan or plans may be added to the Permissive Aggregation Group only if, after the addition, the Aggregation Group as a whole continues not to discriminate as to contributions or benefits in favor of Employees who are officers, shareholders or the highly-compensated and to meet the minimum participation standards under the Code.

           (d) "Top-Heavy Group" shall mean the Aggregation Group, if as of the applicable Determination Date, the sum of the present value of the cumulative accrued benefits for Key Employees under all defined benefit plans included in the Aggregation Group plus the aggregate of the accounts of Key Employees under all defined contribution plans included in the Aggregation Group exceeds 60% of the sum of the present value of the cumulative accrued benefits for all Employees under all such defined benefit plans plus the aggregate accounts for all Employees under such defined contribu-tion plans. For purposes of making this determination, the present value of the accrued benefits for a Participant (i) who is not a Key Employee, but who was a Key Employee in a prior year or
          (ii) who has not performed services for the Employer at any time during the five-year period ending on the Determination Date, shall be disregarded. If the Aggregation Group that is a Top-Heavy Group is a Required Aggregation Group, each plan in the Group will be Top-Heavy. If the Aggregation Group that is a Top-Heavy Group is a Permissive Aggregation Group, only those plans that are part of the Required Aggregation Group will be treated as Top-Heavy. If the Aggregation Group is not a Top-Heavy Group, no plan within such Group will be Top-Heavy.

           (e) In determining whether this Plan constitutes a Top-Heavy Plan, the Plan Administrator shall make the following adjustments in connection therewith:

            (i) When more than one plan is aggregated, the Plan Administrator shall determine separately for each plan as of each plan's determination date the present value of the accrued benefits or the sum of Account balances. Such accrued benefits shall be determined by using the method which is used for accrual purposes for all plans of the Employer, or, if there is no such method, as if such benefit accrued not more rapidly than the slowest accrual rate permitted under Code Section 411(b)(1)(C).

           (ii) In determining the present value of the cumulative accrued benefit or the amount of the Account of any Employee, such present value or Account shall include the dollar value of the aggregate distributions made to such Employee under the applicable plan during the five-year period ending on the determination date, unless reflected in the value of the accrued benefit or account balance as of the most recent valuation date. Such amounts shall include distributions to Employees which represented the entire amount credited to their Accounts under the applicable plan, and distributions made on account of the death of a Participant to the extent such death benefits do not exceed the present value of the accrued benefit or Account.

          (iii) Further, in making such determination, such present value or such Account shall include any rollover contribution (or similar transfer), as follows:

            (A) If the rollover contribution (or similar transfer) is initiated by the Employee and made to or from a plan maintained by another employer, the plan providing the distribution shall include such distribution in the value of such account; the plan accepting the distribution shall not include such distribution in the value of such account unless the plan accepted it before December 31, 1983.

            (B) If the rollover contribution (or similar transfer) is not initiated by the Employee or made from a plan maintained by another employer, the plan accepting the distribution shall include such distribution in the present value of such account, whether the plan accepted the distribution before or after December 31, 1983; the plan making the distribution shall not include the distribution in the present value of such account.

          14.5 KEY EMPLOYEE. The term "Key Employee" shall mean any Employee (and any Beneficiary of an Employee) under this Plan who is a key employee as determined in accordance with Code Section 416(i)(1), excluding in any event individuals who have not performed services for the Employer during the five-year period ending on the date on which the Top-Heavy determination is made.

          14.6 NON-KEY EMPLOYEE. The term "Non-Key Employee" shall mean any Employee (and any Beneficiary of an Employee) who is not a Key
          Employee, excluding in any event individuals who have not performed services for the Employer during the five-year period ending on the date on which the Top-Heavy determination is made.

          14.7 CHANGE FROM TOP-HEAVY STATUS. In the event the Plan should become a Top-Heavy Plan for a Plan Year and subsequently reverts to a Plan which is not Top-Heavy, the change from a Top-Heavy Plan to a Plan which is not Top-Heavy shall not reduce a Participant's Account.

                                      ARTICLE XV
                                  GENERAL PROVISIONS

          15.1 PLAN VOLUNTARY. Although it is intended that the Plan shall be continued and that contributions shall be made as herein provided, this Plan is entirely voluntary on the part of the Employer and the continuance of this Plan and the payment of contributions hereunder are not to be regarded as contractual obligations of any Participating Employer, and no Participating Employer guarantees or promises to pay or to cause to be paid any of the benefits provided by this Plan. Each person who shall claim the right to any payment or benefit under this Plan shall be entitled to look only to the Fund for any such payment or benefit and shall not have any right, claim, or demand therefore against any Employer, except as provided by federal law. The Plan shall not be deemed to constitute a contract between any Participating Employer and any Employee or to be a consideration for, or an inducement for, the employment of any Employee by any Participating Employer. Nothing contained in the Plan shall be deemed to give any Employee the right to be retained in the service of any Employer or to interfere with the right of any Employer to discharge or to terminate the service of any Employee at any time without regard to the effect such discharge or termination may have on any rights under the Plan.

          15.2 PAYMENTS TO MINORS AND INCOMPETENTS. If any Participant, Former Participant, or Beneficiary entitled to receive any benefits hereunder is a minor or is deemed by the Plan Administrator or is adjudged to be legally incapable of giving valid receipt and discharge for such benefits, they will be paid to such person or institution as the Plan Administrator may designate or to the duly appointed guardian. Such payment shall, to the extent made, be deemed a complete discharge of any liability for such payment under the Plan.

          15.3 NON-ALIENATION OF BENEFITS. No amount payable to, or held under the Plan for the account of, any Participant or Former Participant shall be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, or charge, and any attempt to so anticipate, alienate, sell, transfer, assign, pledge, encumber, or charge the same shall be void; nor shall any amount payable to, or held under the Plan for the account of, any Participant be in any manner liable for his debts, contracts, liabilities, engagements, or torts, or be subject to any legal process to levy upon or attach, except as may be provided under a qualified domestic relations order as defined in Code Section 414(p).

          The Plan Administrator shall establish a procedure to determine the status of a judgement, decree or order as a qualified domestic relations order and to administer Plan distributions in accordance with qualified domestic relations orders. Such procedure shall be in writing, shall include a provision specifying the notification requirements enumerated in the preceding paragraph, shall permit an alternate payee to designate a representative for receipt of communications from the Plan Administrator and shall include such other provisions as the Plan Administrator shall determine, including provisions describing the interest rate to be used in making present value determinations as well as provisions required under regulations promulgated by the Secretary of the Treasury.

          15.4 USE OF MASCULINE AND FEMININE; SINGULAR AND PLURAL. Wherever used in this Plan, the masculine gender will include the feminine gender and the singular will include the plural, unless the context indicates otherwise.

          15.5 MERGER,  CONSOLIDATION OR  TRANSFER.   In the  event that  the
          Plan is merged or consolidated with any other plan, or should the assets or liabilities of the Plan be transferred to any other plan, each Participant shall be entitled to a benefit immediately after such merger, consolidation, or transfer if the Plan should then terminate equal to or greater than the benefit he would have been entitled to receive immediately before such merger, consolidation, or transfer if the Plan had then terminated.

          15.6 LEASED EMPLOYEES. Any individual who performs services for the Employer or an Affiliated Employer and who, by application of Code Section 414(n)(2) and regulations issued pursuant thereto, would be considered a "leased employee", shall, for purposes of determining the number of Employees of the Employer and its Affiliated Employers and for purposes of the requirements enumerated in Code Section 414(n)(3), be considered an Employee with regard to services performed after December 31, 1986.

          When the total of all leased employees constitutes less than 20% of the Employer's non-highly compensated work force within the meaning of Code Section 414(n)(5)(c)(ii), however, a "leased employee" shall not be considered an Employee if the organization from which the individual is leased maintains a qualified safe harbor plan (as defined in Code Section 414(n)(5)) in which such individual participates.

          "Leased employees" who are deemed to be Employees for purposes of this Section 15.6 shall not be eligible to participate in the Plan unless specifically provided for in Article II.

          Notwithstanding the foregoing, in the event that a "leased employee" should later become an Employee as described herein, all employment with the Employer or an Affiliated Employer shall be credited for purposes of determining eligibility for participation in the Plan and for crediting Service hereunder.

          15.7 GOVERNING LAW. The Plan shall be administered, construed, and enforced according to the laws of the State of Vermont; provided, however, wherever applicable, the provisions of ERISA shall govern and in such event the laws of the United States of America shall be applied and to the extent necessary, its courts shall have competent jurisdiction.

          15.8 SEVERABILITY. If any provision of the Plan is held invalid or unenforceable, its invalidity or unenforceability will not affect any other provision of the Plan, and the Plan will be construed and enforced as if such provision had not been included.

          15.9 CAPTIONS. The captions contained in the Plan are inserted only as a matter of convenience and for reference and in no way define, limit, enlarge, or describe the scope or intent of the Plan nor in any way affect the construction of any provision of the Plan.

          IN  WITNESS  WHEREOF,   Chittenden  Corporation  has  caused   this
          instrument to be executed by its officers thereunto duly authorized and its corporate seal to be hereunto affixed, as of the 29th day of June, 1994.

          CHITTENDEN CORPORATION

          BY:  /S/ F. SHELDON PRENTICE, SECRETARY


          ATTEST:
          BY:  /S/ PENNY S. BARRON


10.7                             CHITTENDEN CORPORATION
                   EXECUTIVE MANAGEMENT INCENTIVE COMPENSATION PLAN

                                       Effective
                                    January 1, 1988

                                CHITTENDEN CORPORATION

                   Executive Management Incentive Compensation Plan


          I. PURPOSE

          The purpose of the Plan is to further the growth in earnings of the Company. The Plan provides annual cash Incentive Awards, contingent upon meeting profitability goals as set forth by the Executive Committee on an annual basis. The Company intends that the Plan will facilitate securing, retaining, and motivating top management employees of high caliber and good potential.

          II. DEFINITIONS

          When used in the Plan, the following words and phrases shall have the meanings described below:

          a. ADJUSTED EARNINGS means actual after tax profit of the Company as published, recognizing amounts awarded under this Plan, but excluding (i) gains or losses from sales of assets not in the normal course of business and exceeding $50,000 per year in the aggregate, and (ii) gains or losses as a result of securities transactions.

          b.  BOARD  means   the  Board  of   Directors  of   the  Chittenden
          Corporation.

          c.  COMPANY  means   the  Chittenden  Corporation   and  affiliated
          corporations.

          d.  COMPENSATION   means  the  base  compensation  received  by  an
          Eligible Employee from the Company during the Plan Year including any amounts contributed on behalf of the Eligible Employee by the Company through salary reduction to the Company's Incentive Savings and Profit Sharing Plan, any amounts contributed by the
          Eligible Employee through salary reduction to the Company's Flexible Benefits Plan, Dependent Care Assistance Plan and Health Care Spending Account any amount of compensation deferred by the Eligible Employee under the Company's Executive Deferred Compensation Plan.

          e. COMPENSATION COMMITTEE means the Executive Committee of the Board of Directors of Chittenden Trust Company.

          f. EFFECTIVE DATE means January 1, 1988.

          g.ELIGIBLE EMPLOYEE shall mean such employees of the Company as are annually designated by the President of the Company, with the approval of the Board, for inclusion in this Plan.

          h. INCENTIVE AWARD means bonuses ranging from 0% to 60% in such percentages as shall be designated annually by the President of the Company, with approval of the Board.

          i. PLAN means the Chittenden Corporation Executive Management Incentive Compensation Plan.

          j. PLAN ADMINISTRATOR means the Executive Committee.

          k. PLAN YEAR means any year commencing on January 1 and ending on December 31 of such year.

          l. PROFIT GOAL means the targeted level of net after-tax profit of the Company established each year by the Board for the then current Plan Year, computed according to generally accepted accounting principles, consistently applied, recognizing amounts awarded under this Plan but excluding (i) gains or losses from sales of assets not in the normal course of business and exceeding $50,000 per year in the aggregate, and (ii) gains of losses as a result of securities transactions.

          m. TOTAL DISABILITY means complete and permanent inability by reason of illness or accident to perform the duties of the position at which an Eligible Employee was employed by the Company when such disability commenced, all as determined under the Company's Long Term Disability plan.

          III. CALCULATION OF INCENTIVE AWARD PAYMENT

          The  actual   Incentive  Award  payments  shall  be  determined  by
          Company's performance as described below:

          The Board will establish a Profit Goal for each Plan Year starting with the Plan Year beginning on January 1, 1988. In each Plan Year if the Profit Goal is achieved, the Incentive Award shall be accrued and paid over a four year period in the following manner:

          First Year - 50% of Incentive Award
          Second Year - 25 % of Incentive Award
          Third Year - 15% of Incentive Award
          Fourth Year - 10% of Incentive Award

          The Chief Executive Officer, at his discretion, and subject to the approval of the Board, may adjust the Incentive Award of each Eligible Employee based upon individual performance. Additionally, should future performance recommend, adjustments may also be made to those portions of the Incentive Award which have been accrued, but not paid.

          The Adjusted Earnings must equal or exceed the Profit Goal each Plan Year for any Incentive Award to be payable for that Plan Year. For example, in the first year, if the Adjusted Earnings equal the Profit Goal, a maximum Incentive Award payment of 50% of the total award shall be made with 25%, 15% and 10% Incentive Award amounts accrued, respectively, for the three subsequent years. In the second year, for the second year Incentive Award payment of 25% to be payable, the Adjusted Earning for that Plan Year must equal or exceed the Profit Goal for that Plan Year. If the Adjusted Earnings for any Plan Year do not equal or exceed the Profit Goal for any such Plan Year, the first year Incentive Award payment for that Plan Year will not be made and the previously accrued Incentive Awards payable in such Plan Year will be forfeited to the extent necessary to bring Adjusted Earnings up to the established Profit Goal. However, if in the third year the Profit Goal for that year is met, payment of 15% is payable in addition to the applicable 50% Incentive Award for the current Plan Year.

          Each Plan Year, the Company will accrue an amount on its books equal to the Incentive Award that could be payable for that Plan Year and the three subsequent Plan Years. However, if the Adjusted Earnings for any Plan Year do not meet the Profit Goal for that Plan Year (i) awards under this Plan are subordinate to other Company Incentive Award Programs and (ii) the accruals attributable to that year, and if necessary, from previous year's Incentive Awards, will flow back to the Company's earnings to the extent necessary to reach the established Profit Goal for that year.

          If less than the Incentive Award payment is to be made, all Incentive Awards shall be reduced in the proportion that each Eligible Employee's Incentive Award bears to the total of all Incentive Awards of all Eligible Employees; not withstanding adjustments which have been agreed to based upon performance.

          IV. PAYMENT OF THE AWARD

          A. Actual Incentive Award payments will be calculated as soon as practicable following the end of the Plan Year.

          B. In the event of an Eligible Employee's termination of employment with the Company for whatever reason after the last day of any Plan Year, but before payment of an Incentive Award for such Plan Year, such Eligible Employee shall be ineligible to receive any payment under the Plan, except as hereinafter provided.

          In the event of termination for any reason, that portion of an Eligible Employee's Incentive Award which has been accrued for payment in subsequent years will not be paid.

          C. In the event of an Eligible Employee's death, Total Disability or retirement under the pension Plan for the Employees of Chittenden Corporation, after the last day of any Plan Year but before payment of an Incentive Award for such Plan Year, the
          Eligible  Employee  of  his/her  designated  beneficiary  shall  be eligible for an Incentive Award for such Plan Year. If no beneficiary has been designated or if a designated beneficiary has predeceased the Eligible Employee, such Incentive Award shall be paid to the Eligible Employee's estate.

          D. In the event of an Eligible Employee's termination of employment with the Company for whatever reason, including, without limitation, death, Total Disability or retirement under the Pension Plan for the Employees of Chittenden Corporation, before December 31st of any Plan Year, the Eligible Employee or his/her beneficiary shall not be entitled to an Incentive Award for such Plan Year.

          V. ADMINISTRATION OF THE PLAN

          A. RESPONSIBILITY FOR PLAN ADMINISTRATION

          The Plan Administrator shall construe, interpret and administrator the Plan. All decisions, actions or interpretations of the Plan Administrator shall be subject to the approval of the Board and shall be final, conclusive and binding on all parties.

          B. RIGHT TO AMEND, SUSPEND OR TERMINATE PLAN

          The Board reserves the right at any time to amend, suspend, or terminate the Plan in whole or in part and for any reason and without the consent of any Eligible Employee or beneficiary. Any amendment, modification, suspension, or termination of any provisions of the Plan may be made retroactively. The foregoing provisions of this paragraph notwithstanding, no amendment or thereof the Plan shall adversely affect the amounts payable hereunder on account of Incentive Awards accrued on behalf of the Eligible Employees prior to the date of execution of such amendment or termination.

          D. PERIODIC REVIEW OF PLAN

          In order to assure the continued realization of the purposes of the Plan, the Plan Administrator shall review the Plan annually and may suggest amendments to the Board of Directors of the Company.

          E. NO RIGHTS TO CONTINUED EMPLOYMENT OR AWARD

          Nothing contained in the Plan shall give any employee the right to be retained in the employment of the Company or affect the right of the Company to dismiss any employee. The adoption of the Plan shall not constitute a contract between the Company and any employee. No Eligible Employee shall receive any right to be granted an award hereunder nor shall any such award be considered as Compensation under any employee benefit plan of the Company, except as otherwise determined by the Company.

          F. UNFUNDED PLAN; GOVERNING LAW

          The Plan is intended to constitute an unfunded deferred compensation arrangement for a select group of management and all rights thereunder shall be governed by and construed in accordance with the laws of the State of Vermont.

          VI. SIGNATURE AND VERIFICATION

          This Plan shall be effective as of January 1, 1988.

          Executed  the  ____________________  day  of  ____________________,
          1988.


          ATTEST:


          CHITTENDEN CORPORATION


          Witnessed

          By
          _________________________



          _________________________
          Official

          Title
          _________________________