Form 10-K/A
period 1994-12-31
CHITTENDEN CORP /VT/
filed 1995-04-04
CIK 200138

April 3, 1995

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D. C. 20549

RE:  CHITTENDEN CORPORATION - REGISTRATION NO. 0-7974
     ANNUAL REPORT AMENDMENT (FORM 10-K/A)

To Whom It May Concern:

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, there is, appended to this transmittal, an electronic file of the amended Annual Report (on Form 10-K/A) previously filed on March 31, 1995 (on Form 10-k) of Chittenden Corporation, Two Burlington Square, Burlington, Vermont (the "Corporation"), for the year ended December 31, 1994.

The Corporation has mailed under separate cover additoinal copies of the Corporation's 1994 Annual Report.

The Corporation wired the filing fee of $250.00 via Fedwire on March 31, 1995.

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

          9.3 CONTRIBUTIONS CONDITIONAL.   Each Employer contribution to  the
          Plan  is  expressly  conditioned on  its  deductibility.    If  any
          Employer contribution  is deemed to be nondeductible or made by the


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

          ATTEST:

          CHITTENDEN CORPORATION