Form 10-K/A
period 1994-12-31
CHITTENDEN CORP /VT/
filed 1995-04-25
CIK 200138

April 25, 1995

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

RE:  CHITTENDEN CORPORATION - REGISTRATION NO. 0-7974
     ANNUAL REPORT AMENDMENT (FORM 10-K/A)

To Whom it May Concern:

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, there is, appended to this transmittal, an electronic file submitted as
Exhibit 27 (Financial Data Schedule), as an amendment to the Annual Report
(on Form 10-K/A) previously filed on March 31, 1995, of Chittenden Corporation, Two Burlington Square, Burlington, Vermont (the "Corporation"), for the year ended December 31, 1994 (ACCESSION NUMBER: 0000200138-95-000014).

If there are any question concerning this filing, please telephone the under-signed at (802) 660-1410.

Kindly acknowledge receipt ofthis filing via Compuserve E-MAIL.

Thank you.

Very truly yours,

/S/ F. Sheldon Prentice, Secretary

[TYPE]    EX-27
[ARTICLE] 9

[PERIOD-TYPE]                                   12-MOS
[FISCAL-YEAR-END]                          DEC-31-1994
[PERIOD-END]                               DEC-31-1994
[CASH]                                           80873
[INT-BEARING-DEPOSITS]                             100
[FED-FUNDS-SOLD]                                 20000
[TRADING-ASSETS]                                     0
[INVESTMENTS-HELD-FOR-SALE]                          0
[INVESTMENTS-CARRYING]                            9869
[INVESTMENTS-MARKET]                              9280
[LOANS]                                         872960
[ALLOWANCE]                                      19099
[TOTAL-ASSETS]                                 1213908
[DEPOSITS]                                     1070198
[SHORT-TERM]                                     22650
[LIABILITIES-OTHER]                              22750
[LONG-TERM]                                          0
[COMMON]                                          6480
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                       91830
[TOTAL-LIABILITIES-AND-EQUITY]                 1213908
[INTEREST-LOAN]                                  71055
[INTEREST-INVEST]                                12993
[INTEREST-OTHER]                                   882
[INTEREST-TOTAL]                                 84930
[INTEREST-DEPOSIT]                               29225
[INTEREST-EXPENSE]                               31025
[INTEREST-INCOME-NET]                            53905
[LOAN-LOSSES]                                     4300
[SECURITIES-GAINS]                                (523)
[EXPENSE-OTHER]                                  49867
[INCOME-PRETAX]                                  23263
[INCOME-PRE-EXTRAORDINARY]                       23263
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                     15537
[EPS-PRIMARY]                                     2.46
[EPS-DILUTED]                                     2.46
[YIELD-ACTUAL]                                    4.81
[LOANS-NON]                                       7934
[LOANS-PAST]                                      1132
[LOANS-TROUBLED]                                   185
[LOANS-PROBLEM]                                      0
[ALLOWANCE-OPEN]                                 18917
[CHARGE-OFFS]                                     5229
[RECOVERIES]                                      1111
[ALLOWANCE-CLOSE]                                19099
[ALLOWANCE-DOMESTIC]                             19099
[ALLOWANCE-FOREIGN]                                  0
[ALLOWANCE-UNALLOCATED]                              0