Form 10-Q
period 1995-03-31
CHITTENDEN CORP /VT/
filed 1995-05-12
CIK 200138

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

                X   Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                      For Three Months Ended March 31, 1995
                                       or
                   Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
            For the transition period from ____________to____________


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

                                   YES  X         NO

At March 31, 1995, there were 6,788,743 shares of the Corporations's $1.00 par value common stock issued, with 6,549,888 shares outstanding.