Form 10-K/A
period 1994-12-31
CHITTENDEN CORP /VT/
filed 1995-06-06
CIK 200138

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                              -----------------------
                                   FORM 10-K/A

(Mark One)
              X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
                   For the Fiscal Year Ended December 31, 1994

                                      or

             ___ Transition Report Pursuant to Section 13 or 15(d) of
                 the Securities Exchange Act of 1934 (No Fee Required) For the Transition Period from ________to_________

Commission File Number 0-7974

                             CHITTENDEN CORPORATION
            (Exact name of Registrant as specified in its charter)

      VERMONT                                          03-0228404
(State of Incorporation)                     (IRS Employer Identification)

TWO BURLINGTON SQUARE
BURLINGTON, VERMONT                                      05401
(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number:  802-658-4000

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                         $1.00 Par Value Common Stock
                               (Title of Class)

Indicate by check mark wheter the registrant (1) gas filed all reports to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES  X         NO _______

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

Thank you.

Very truly yours,

/S/ F. Sheldon Prentice, Secretary

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  June 6, 1995                              CHITTENDEN CORPORATION

                                                  BY: S/PAUL A. PERRAULT