Form 10-Q
period 1995-06-30
CHITTENDEN CORP /VT/
filed 1995-08-09
CIK 200138

August 9, 1995

  Securities and Exchange Commission
  450 5th Street
  Washington, D. C. 20549

  RE:  CHITTENDEN CORPORATION QUARTERLY REPORT (ON FROM 10-Q)
       REGISTRATION NO. 0-7974

  To Whom It May Concern:

  Pursuant to the requirements of Rule 13a-13 under the Securities Exchange Act of 1934, there is appended to this transmittal, an electronic file of the quarterly report (on Form 10-Q) of Chittenden Corporation, Two Burlington Square, Burlington, Vermont 05401 for the six months ended June 30, 1995.

  If you have any questions concerning this quarterly report, please telephone the undersigned at (802) 660-1410.

  Kindly acknowledge receipt of this letter by Compuserve E-Mail.

  Sincerely,

  CHITTENDEN CORPORATION

  S/F. SHELDON PRENTICE, SECRETARY

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

              X   Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                        For Six Months Ended June 30, 1995
                                        or
                   Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
            For the transition period from ____________to____________


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

                                    YES  X          NO

  At June 30, 1995, there were 8,487,016 shares of the Corporations's $1.00 par value common stock issued, with 8,193,082 shares outstanding.

                          PART I.  FINANCIAL INFORMATION

                           ITEM 1.  FINANCIAL STATEMENTS