Form 10-Q/A
period 1995-06-30
CHITTENDEN CORP /VT/
filed 1995-12-28
CIK 200138

December 28, 1995

Securities and Exchange Commission
450 5th Street
Washington, D. C. 20549

RE:  CHITTENDEN CORPORATION QUARTERLY REPORT (ON FROM 10-Q/A)
     REGISTRATION NO. 0-7974

To Whom It May Concern:

Pursuant to the requirements of Rule 13a-13 under the Securities Exchange Act of 1934, there is appended to this transmittal, an electronic file of the amended quarterly report (on Form 10-Q/A) previously filed on August 9, 1995 (on Form 10-Q) of Chittenden Corporation, Two Burlington Square, Burlington, Vermont 05401 for the six months ended June 30, 1995.

Item 4. Submission of Matters to a Vote of Security Holders has been added to this amended Form 10-Q/A.

If you have any questions concerning this quarterly report, please telephone the undersigned at (802) 660-1410.

Kindly acknowledge receipt of this letter by Compuserve E-Mail.

Sincerely,

CHITTENDEN CORPORATION

S/F. SHELDON PRENTICE, SECRETARY

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q/A

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