Form 10-K
period 1995-12-31
CHITTENDEN CORP /VT/
filed 1996-03-27
CIK 200138

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                 ______________
                                    FORM 10-K
(Mark One)
               X   Annual Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934 (Fee Required)
                   For the Fiscal Year Ended December 31, 1995
                                       or
            _____Transition Report Pursuant to Section 13 or 15(d) of
              the Securities Exchange Act of 1934 (No Fee Required)
                 for the transition period from _______to_______

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

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant, based on the average of the high and low prices of such stock on March 1, 1996, as reported on NASDAQ, was $259,361,000.

At March 1, 1996, there were 9,605,968 shares of the Registrant's common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

1. Proxy Statement for 1996 Annual Meeting of Registrant's Stockholders: Part III, Items 10, 11, 12, 13.

2. The Company's Registration Statement No. 33-64527 on Form S-4 under the Securities Act of 1933, filed in connection with the Company's acquisition of Flagship Bank and Trust Company, Worcester, Massachusetts: Part I, Items 1, 2; Part II, Items 6, 7, 8.


                                     PART I
ITEM l
BUSINESS

Chittenden Corporation (the "Company" or "CC"), a Vermont corporation organized in 1971, is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. Assets of the Company were $1,521,081,000 at December 31, 1995. The Company is the holding company parent of Chittenden Trust Company ("CTC") and The Bank of Western Massachusetts ("BWM"), and as of December 31, 1995, owned 100% of the outstanding common stock of those banks. The Company also became the holding company parent of Flagship Bank and Trust Company ("FBT") on February 29, 1996 and owns 100% of the outstanding common stock of that bank. Reference is made to the Company's Registration Statement
No. 33-64527 on Form S-4 under the Securities Act of 1933, filed in connection with the Company's acquisition of FBT, Worcester, Massachusetts.

The Company's principal executive offices are located at Two Burlington Square, Burlington, Vermont 05401; telephone number: 802-658-4000.

CHITTENDEN TRUST COMPANY

CTC was chartered by the Vermont Legislature as a commercial bank in 1904. It is the largest bank in Vermont, based on total assets of $1,276,713,000 and total deposits of $1,136,640,000 at December 31, 1995. All financial information on CTC is based on the December 31, 1995 Call Report.

CTC has its principal offices in Burlington, Vermont and has 38 additional locations in Vermont, of which three are free standing automated teller machines ("ATM's"). (See Item 2, "Properties"). All offices of CTC use the trade name "Chittenden Bank".

CTC offers a wide range of banking services, including the acceptance of demand, savings, and time deposits. As of December 31, 1995, total interest-bearing deposits amounted to $955,883,000 or 84% of total deposits.

CTC offers a variety of lending services, with loans and leases totaling $948,082,000 at December 31, 1995. The largest loan category is real estate mortgage loans, which amounted to 64% of total loans outstanding at December 31, 1995. The largest classification of real estate mortgage loans is loans secured by residential properties including close-ended home equity loans, which amounted to 34% of total loans outstanding at December 31, 1995. CTC underwrites substantially all of its residential mortgages to secondary market standards. CTC sells substantially all of its fixed-rate residential mortgage production on a servicing-retained basis. Variable-rate mortgage loans are held in portfolio. Revolving home equity loans as a separate group amounted to 7% of loans at December 31, 1995. These loans are generally underwritten to the same standards as first mortgages. The remaining real estate mortgage loans are commercial related and primarily owner occupied or investment properties.

Consumer loans outstanding at December 31, 1995 were 15% of total loans. These include direct and indirect installment loans, auto leases and revolving credit.

All other loans outstanding at December 31, 1995 amounted to 21% of total loans. These loans are made to a variety of businesses, including retail concerns, small manufacturing businesses, and larger corporations, as well as to other commercial banks, and to political subdivisions in the U.S.

In making commercial loans, CTC occasionally solicits the participation of other Vermont banks or correspondent banks and other financial investors outside the State. CTC also occasionally participates in loans originated by other banks. Certain of CTC's commercial loans are made under programs administered by the Vermont Industrial Development Authority, the U.S. Small Business Administration, or the U.S. Farmers Home Administration. These loans contain repayment guarantees by the agency involved in varying amounts up to 90% of the original loan.

CTC's lending activities are conducted primarily in Vermont with additional activity related to nearby trading areas in Quebec, New York, New Hampshire, Maine and Connecticut. In addition to the portfolio diversification described above, the loans are widely diversified by borrowers and industry groups.

CTC provides personal trust services, including services as executor, trustee, administrator, custodian and guardian; and corporate trust services, including services as trustee for pension and profit sharing plans.

CTC offers data processing services consisting primarily of payroll and automated clearing house for several outside clients. All of CTC's data processing services are performed by Alltel Systematics, a data processing facilities management firm based in Little Rock, Arkansas, and CTC.

CTC provides financial and investment counseling to municipalities and school districts within its service area and also provides central depository, lending, payroll, and other banking services for such customers.

CTC also provides safe deposit facilities, MasterCard, and VISA credit card services, and is a processor of merchant credit card transactions.

Chittenden also offers certain non-bank, investment products through a dual-employee contractual relationship with Link Investment Services, Inc.

THE BANK OF WESTERN MASSACHUSETTS

BWM was chartered by the Commonwealth of Massachusetts as a commercial bank in 1986. BWM had total assets of $248,683,000 and total deposits of $214,380,000 at December 31, 1995. All financial information on BWM is based on the December 31, 1995 Call Report.

BWM has its principal offices in Springfield, Massachusetts and has 3 additional locations in the greater Springfield, Massachusetts area. (See Item 2, "Properties").

BWM offers a wide range of banking services, including the acceptance of demand, savings, and time deposits. As of December 31, 1995, total interest-bearing deposits amounted to $170,048,000 or 79% of total deposits.

BWM offers a variety of lending services, with loans totaling $175,315,000 at December 31, 1995. The largest loan category is real estate mortgage loans, which amounted to 57% of total loans outstanding at December 31, 1995. The largest classification of real estate mortgage loans is loans secured by commercial properties which amounted to 31% of total loans outstanding at December 31, 1995. Residential properties including close-ended home equity loans, amounted to 20% of total loans outstanding at December 31, 1995. Revolving home equity loans as a separate group amounted to 10% of loans at December 31, 1995. The remaining real estate mortgage loans are primarily construction loans.

Consumer loans outstanding at December 31, 1995 were 3% of total loans. These include direct and indirect installment loans, and revolving credit.

All other loans outstanding at December 31, 1995 amounted to 40% of total loans. These loans are made to a variety of businesses, including retail concerns and small manufacturing businesses.

In making commercial loans, BWM occasionally solicits the participation of other banks, including its affiliate, CTC. BWM also occasionally participates in loans originated by other banks. Certain of BWM's commercial loans are made under programs administered by the U.S. Small Business Administration, or the U.S. Farmers Home Administration. These loans contain repayment guarantees by the agency involved in varying amounts up to 90% of the original loan.

BWM's lending activities are conducted primarily in the greater Springfield, Massachusetts area.

BWM provides personal trust services, including services as executor, trustee, administrator, custodian and guardian; and corporate trust services, including services as trustee for pension and profit sharing plans.

ECONOMY

Although still sluggish, the New England econony showed signs of improvement during 1995. Both retail and manufacturing sales remain lackluster for the Boston Federal Reserve District region. Both housing permits and new construction contracts remain below the prior year level. However, the outlook improved on the employment front. The ability and willingness of the Company's borrowers to honor their repayment commitments are impacted by many factors, including the level of overall economic activity within the borrowers' geographic area.

COMPETITION

There is vigorous competition in the Company's marketplace for all aspects of the banking and related financial services presently engaged in by the Company and its subsidiaries.

CTC competes with Vermont banks and metropolitan banks based in southern New England and New York City to provide commercial banking services to businesses. Many of these out-of-state banks have greater financial resources than those of Vermont banks and are actively seeking financial relationships with promising Vermont enterprises. Two out-of-state banks own in-state banks; Key Bank owns Bank of Vermont and Allbank acquired Marble Bank early in 1996. Another out-of-state bank, Arrow, exited Vermont early in 1996. Regulatory changes in the banking industry have permitted thrift institutions to engage in commercial lending activities.

In the retail market for financial services, competitors include other banks, credit unions, finance companies, thrift institutions and, increasingly, brokerage firms, insurance companies, and mortgage loan companies. Money market deposit accounts and short term flexible-maturity certificates of deposit offered by CTC compete with investment account offerings of brokerage firms and, more recently, with new products offered by insurance companies.

CTC also competes for personal and commercial trust business with investment advisory firms, mutual funds, and insurance companies.

BWM also operates in an area in which competition among financial institutions is continuously increasing; however, by focusing on meeting the needs of the smaller and medium-sized businesses and professionals in its market area, BWM believes that it has found a market niche in which it competes effectively.

SUPERVISION AND REGULATION

The Company and its banking subsidiaries (CTC and BWM) are subject to extensive regulation under federal and state banking laws and regulations. The following discussion of certain of the material elements of the regulatory framework applicable to banks and bank holding companies is not intended to be complete and is qualified in its entirety by the text of the relevant state and federal statutes and regulations. A change in the applicable laws or regulations may have a material effect on the business of the Company and/or its banking subsidiaries.

Regulation of the Company

GENERAL. As a bank holding company, the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). Under the BHC Act, bank holding companies generally may not acquire ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve Board. In addition, bank holding companies are generally prohibited under the BHC Act from engaging in non-banking activities, subject to certain exceptions. As a bank holding company, the Company's activities are limited generally to the business of banking and activities determined by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto. The Federal Reserve Board has authority to issue cease and desist orders and assess civil money penalties against bank holding companies and their non-bank subsidiaries, officers, directors and other institution-affiliated parties, and to remove officers, directors and other institution-affiliated parties to terminate or prevent unsafe or unsound banking practices or violations of laws or regulations.

INTERSTATE ACQUISITIONS. Prior to September 29, 1995, under the BHC Act a bank holding company was permitted to acquire a bank in another state only if the law of the state in which the bank to be acquired was located specifically authorized such acquisition of an in-state bank by an out-of-state bank holding company. As described below under "Recent Banking Legislation - Interstate Banking and Branching", the BHC Act has recently been amended, effective September 29, 1995, to remove this prohibition. Even prior to this amendment to the BHC Act, state legislation enacted in recent years substantially lessened prior legislative restrictions on geographic expansion by bank holding companies from and into Massachusetts and Vermont. For example, under nationwide reciprocal interstate banking legislation adopted by both states which became effective in 1990, bank holding companies whose subsidiaries' banking operations were principally conducted in any state outside Massachusetts or Vermont were authorized to acquire Massachusetts or Vermont banking organizations, provided that such companies' home states afforded Massachusetts or Vermont banking organizations reciprocal rights to acquire banks in such states.

DIVIDENDS. The Federal Reserve Board has authority to prohibit bank holding companies from paying dividends if such payment would be an unsafe or unsound practice. The Federal Reserve Board has indicated generally that it may be an unsound practice for bank holding companies to pay dividends unless the bank holding company's net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization's capital needs, asset quality, and overall financial condition. The Company's ability to pay dividends is dependent upon the flow of dividend income to it from its banking subsidiaries, which may be affected or limited by regulatory restrictions imposed by federal or state bank regulatory agencies. See "- Regulation of CTC and BWM - Dividends."

CERTAIN TRANSACTIONS BY BANK HOLDING COMPANIES WITH THEIR AFFILIATES. There are various legal restrictions on the extent to which bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in "covered transactions" with their insured depository institution subsidiaries. Such borrowings and other covered transactions by an insured depository institution subsidiary (and its subsidiaries) with its non-depository institution affiliates are limited to the following amounts: (a) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; and (b) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. "Covered transactions" are defined by statute for these purposes to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the Federal Reserve Board, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Covered transactions are also subject to certain collateral security requirements. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service.

HOLDING COMPANY SUPPORT OF SUBSIDIARY BANKS. Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to its subsidiary banks and to commit resources to support such subsidiaries. This support of its subsidiary banks may be required at times when, absent such Federal Reserve Board policy, the Company might not otherwise be inclined to provide it. In addition, any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and certain other indebtedness of such subsidiary banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

LIABILITY OF COMMONLY CONTROLLED DEPOSITORY INSTITUTIONS. Under the Federal Deposit Insurance Act, as amended ("FDI Act"), an FDIC-insured depository institution, such as CTC or BWM, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the "default" of a commonly controlled FDIC-insured depository institution, or (ii) any assistance provided by the FDIC to any commonly controlled depository institution in "danger of default." For these purposes, the term "default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur without Federal regulatory assistance.

Regulation of CTC and BWM

GENERAL. As FDIC-insured state-chartered banks, CTC and BWM are subject to supervision of and regulation by the Commissioner of Banking, Insurance and Securities of the State of Vermont, in connection with CTC, and the Commissioner of Banks of the Commonwealth of Massachusetts in connection with BWM (collectively, the "Commissioners") and, for both banks, by the FDIC. This supervision and regulation is for the protection of depositors, the BIF (as hereinafter defined), and consumers, and is not for the protection of the Company's stockholders. The prior approval of the FDIC and the Commissioners is required for CTC or BWM to establish or relocate an additional branch office, assume deposits, or engage in any merger, consolidation or purchase or sale of all or substantially all of the assets of any bank or savings association.

EXAMINATIONS AND SUPERVISION. The FDIC and the Commissioners regularly examine the operations of CTC and BWM, including (but not limited to) their capital adequacy, reserves, loans, investments, earnings, liquidity, compliance with laws and regulations, record of performance under the Community Reinvestment Act and management practices. In addition, CTC and BWM are required to furnish quarterly and annual reports of income and condition to the FDIC and periodic reports to the Commissioners. The enforcement authority of the FDIC includes the power to impose civil money penalties, terminate insurance coverage, remove officers and directors and issue cease-and-desist orders to prevent unsafe or unsound practices or violations of laws or regulations. In addition, under recent federal banking legislation, the FDIC has authority to impose additional restrictions and requirements with respect to banks that do not satisfy applicable regulatory capital requirements. See "- Recent Banking Legislation - Prompt Corrective Action" below.

DIVIDENDS. The principal source of the Company's revenue is dividends from CTC, one of its bank subsidiaries. Payment of dividends by CTC and BWM are subject to certain Vermont and Massachusetts banking law restrictions. Payment of dividends by CTC is subject to Vermont banking law restrictions which require that, except when surplus and paid-in capital together amount to 10% or more of deposits and other liabilities (not including surplus, paid-in capital, capital notes and debentures, and funds held in a fiduciary capacity), at least one-tenth of its net profits must be set aside annually and added to surplus.

The FDIC has authority to prevent CTC and BWM from paying dividends if such payment would constitute an unsafe or unsound banking practice or reduce the respective bank's capital below safe and sound levels. In addition, recently enacted federal legislation prohibits FDIC-insured depository institutions from paying dividends or making capital distributions that would cause the institution to fail to meet minimum capital requirements. See "- Recent Banking Legislation - Prompt Corrective Action" below.

AFFILIATE TRANSACTIONS. Banks are subject to restrictions imposed by federal law on extensions of credit to, purchases of assets from, and certain other transactions with, affiliates, and on investments in stock or other securities issued by affiliates. Such restrictions prevent CTC and BWM from making loans to affiliates unless the loans are secured by collateral in specified amounts and have terms at least as favorable to the bank as the terms of comparable transactions between the bank and non-affiliates. Further, federal and applicable state laws significantly restrict extensions of credit by CTC and BWM to directors, executive officers and principal stockholders and related interests of such persons.

DEPOSIT INSURANCE. CTC's and BWM's deposits are insured by the Bank Insurance Fund ("BIF") of the FDIC to the legal maximum of $100,000 for each insured depositor. The Federal Deposit Insurance Act provides that the FDIC shall set deposit insurance assessment rates on a semi-annual basis at a level sufficient to increase the ratio of BIF reserves to BIF-insured deposits to at least 1.25% over a 15-year period commencing in 1991, and to maintain that ratio. Although the recently-established framework of risk-based insurance assessments accomplished this increase in May 1995, and the FDIC has made a substantial reduction in the assessment rate schedule, the BIF insurance assessments may be increased in the future if necessary to maintain BIF reserves at the required level. In addition, certain proposed legislation to recapitalize the Savings Association Insurance Fund ("SAIF"), which insures the deposits of savings associations and certain savings banks, may result in increased BIF assessments. See "-Recent Banking Legislation - Risk-Based Deposit Insurance Assessments" below.

FEDERAL RESERVE BOARD POLICIES. The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future. Federal Reserve Board Policies affect the levels of bank earnings on loans and investments and the levels of interest paid on bank deposits through the Federal Reserve System's open-market operations in United States government securities, regulation of the discount rate on bank borrowings from Federal Reserve Banks and regulation of non-earning reserve requirements applicable to bank deposit account balances.

CONSUMER PROTECTION REGULATION; BANK SECRECY ACT. Other aspects of the lending and deposit business of CTC and BWM that are subject to regulation by the FDIC and the Commissioners include disclosure requirements with respect to interest, payment and other terms of consumer and residential mortgage loans and disclosure of interest and fees and other terms of and the availability of,funds for withdrawal from consumer deposit accounts. In addition, CTC and BWM are subject to federal and state laws and regulations prohibiting certain forms of discrimination in credit transactions, and imposing certain record keeping, reporting and disclosure requirements with respect to residential mortgage loan applications. In addition, CTC and BWM are subject to federal laws establishing certain record keeping, customer identification, and reporting requirements with respect to certain large cash transactions, sales of travelers checks or other monetary instruments and the international transportation of cash or monetary instruments.

CRA Regulations

The Community Reinvestment Act ("CRA") requires lenders to identify the communities served by the institution's offices and to identify the types of credit the institution is prepared to extend within such communities. The FDIC conducts examinations of insured institutions' CRA compliance and rates such institutions as "Outstanding", "Satisfactory", "Needs to Improve" and "Substantial Noncompliance". As of their last CRA examinations, CTC received a rating of "Outstanding" and BWM received a rating of "Satisfactory." Failure of an institution to receive at least a "Satisfactory" rating could inhibit such institution's undertaking certain activities, including acquisitions of other financial institutions, which require regulatory approval based, in part, on CRA compliance considerations. The Federal Reserve Board must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low and moderate income neighborhoods.

The federal bank regulatory agencies have jointly issued amendments to the regulations implementing the CRA that revise the CRA framework effective January 1, 1996. These new CRA regulations rely more than the former CRA regulations upon objective criteria of the performance of institutions under three key assessment tests: a lending test, a service test and an investment test. CTC and BWM are committed to meeting the existing or anticipated credit needs of their entire communities, including low and moderate income neighborhoods, consistent with safe and sound operations. At this time, CTC and BWM are adjusting their procedures to accumulate the information required under the new CRA regulations.

Capital Requirements

GENERAL. The FDIC has established guidelines with respect to the maintenance of appropriate levels of capital by FDIC-insured banks. The Federal Reserve Board has established substantially identical guidelines with respect to the maintenance of appropriate levels of capital, on a consolidated basis, by bank holding companies. If a banking organization's capital levels fall below the minimum requirements established by such guidelines, a bank or bank holding company will be expected to develop and implement a plan acceptable to the FDIC or the Federal Reserve Board, respectively, to achieve adequate levels of capital within a reasonable period, and may be denied approval to acquire or establish additional banks or non-bank businesses, merge with other institutions or open branch facilities until such capital levels are achieved. Federal legislation requires federal bank regulators to take "prompt corrective action" with respect to insured depository institutions that fail to satisfy minimum capital requirements and imposes significant restrictions on such institutions.
 See "- Recent Banking Legislation - Prompt Corrective Action" below.

LEVERAGE CAPITAL RATIO. The regulations of the FDIC require FDIC-insured banks to maintain a minimum "Leverage Capital Ratio" or "Tier 1 Capital" (as defined in the Risk-Based Capital Guidelines discussed in the following paragraphs) to Total Assets of 3.0%. The regulations of the FDIC state that only banks with the highest federal bank regulatory examination rating will be permitted to operate at or near such minimum level of capital. All other banks are expected to maintain an additional margin of capital, equal to at least 1% to 2% of Total Assets, above the minimum ratio. Any bank experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. The Federal Reserve Board's guidelines impose substantially similar leverage capital requirements on bank holding companies on a consolidated basis.

RISK-BASED CAPITAL REQUIREMENTS. The regulations of the FDIC also require FDIC-insured banks to maintain minimum capital levels measured as a percentage of such banks' risk-adjusted assets. A bank's qualifying total capital ("Total Capital") for this purpose may include two components - "Core" (Tier 1) Capital and "Supplementary" (Tier 2) Capital. Core Capital consists primarily of common stockholders' equity, which generally includes common stock, related surplus and retained earnings, certain non-cumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of consolidated subsidiaries, and (subject to certain limitations) mortgage servicing rights and purchased credit card relationships, less all other intangible assets (primarily goodwill). Supplementary Capital elements include, subject to certain limitations, a portion of the allowance for losses on loans and leases, perpetual preferred stock that does not qualify for inclusion in Tier 1 capital, long-term preferred stock with an original maturity of at least 20 years and related surplus, certain forms of perpetual debt and mandatory convertible securities, and certain forms of subordinated debt and intermediate-term preferred stock.

The risk-based capital rules of the FDIC and the Federal Reserve Board assign a bank's balance sheet assets and the credit equivalent amounts of the bank's off-balance sheet obligations to one of four risk categories, weighted at 0%, 20%, 50% or 100%, respectively. Applying these risk-weights to each category of the bank's balance sheet assets and to credit the equivalent amounts of the bank's off-balance sheet obligations and summing the totals results in the amount of the bank's total Risk-Adjusted Assets for purposes of the risk-based capital requirements. Risk-Adjusted Assets can either exceed or be less than reported balance sheet assets, depending on the risk profile of the banking organization. Risk-Adjusted Assets for institutions such as CTC will generally be less than reported balance sheet assets because its retail banking activities include proportionally more residential mortgage loans with a lower risk weighing and relatively smaller off-balance sheet obligations.

Effective as of December 31, 1992, the risk-based capital regulations require all banks to maintain a minimum ratio of Total Capital to Risk-Adjusted Assets of 8.0%, of which at least one-half (4.0%) must be Core (Tier 1) Capital. For the purpose of calculating these ratios: (i) a banking organization's Supplementary Capital eligible for inclusion in Total Capital is limited to no more than 100% of Core Capital; and (ii) the aggregate amount of certain types of Supplementary Capital eligible for inclusion in Total Capital is further limited. For example, the regulations limit the portion of the allowance for loan losses eligible for inclusion in Total Capital to 1.25% of Risk-Adjusted Assets. The Federal Reserve Board has established substantially identical risk-based capital requirements which are applied to bank holding companies on a consolidated basis.

Effective September 1, 1995, the FDIC amended its risk-based capital regulation to provide explicitly for consideration of interest rate risk in the FDIC's overall evaluation of a bank's capital adequacy. The intended effect of the amendment is to ensure that banks effectively measure and monitor their interest rate risk, and that they maintain capital adequate for that risk. A bank deemed by the FDIC to have excessive interest rate risk exposure may be required by the FDIC to maintain additional capital (that is, capital in excess of the minimum ratios discussed above). Both CTC and BWM believe that this amendment will not have a material adverse effect on them.

At December 31, 1995, the Company's consolidated Total and Tier 1 Risk-Based Capital Ratios were 12.74% and 11.36%, respectively, and its Leverage Capital Ratio was 8.34%.

Based on the above figures and accompanying discussion, CC exceeds all regulatory capital requirements.

Recent Banking Legislation

GENERAL. On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. FDICIA extensively revised the regulatory and funding provisions of the FDI Act and made revisions to several federal banking statutes. In addition, there has been certain other recent banking legislation. Certain of these changes are summarized below.

PROMPT CORRECTIVE ACTION. Among other things, FDICIA requires the federal banking regulators to take "prompt corrective action" with respect to, and imposes significant restrictions on, any bank that fails to satisfy its applicable minimum capital requirements. FDICIA establishes five capital categories consisting of "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under applicable regulations, a bank that has a Total Risk-Based Capital Ratio of 10.0% or greater, a Tier 1 Risk-Based Capital Ratio of 6.0% or greater and a Leverage Capital Ratio of 5.0% or greater, and is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure is deemed to be "well capitalized." A bank that has a Total Risk-Based Capital Ratio of 8.0% or greater, a Tier 1 Risk-Based Capital Ratio of 4.0% or greater and a Leverage Capital Ratio of 4.0% or greater and does not meet the definition of a well capitalized bank is considered to be "adequately capitalized." A bank that has a Total Risk-Based Capital Ratio of less than 8.0% or has a Tier 1 Risk-Based Capital Ratio that is less than 4.0% or generally a Leverage Capital Ratio of less than 4.0% is considered "undercapitalized." A bank that has a Total Risk-Based Capital Ratio of less than 6.0%, or a Tier 1 Risk-Based Capital Ratio that is less than 3.0% or a Leverage Capital Ratio that is less than 3.0% is considered to be "significantly undercapitalized," and a bank that has a ratio of tangible equity to total assets equal to or less than 2% is deemed to be "critically undercapitalized."
A bank may be deemed to be in a capital category lower than is indicated by its actual capital position if it is determined to be in an unsafe or unsound condition or receives an unsatisfactory examination rating. FDICIA generally prohibits a bank from making capital distributions (including payment of dividends) or paying management fees to controlling stockholders or their affiliates if, after such payment, the bank would be undercapitalized.

Under FDICIA and the applicable implementing regulations, an undercapitalized bank will be (i) subject to increased monitoring by the FDIC; (ii) required to submit to the FDIC an acceptable capital restoration plan (guaranteed, subject to certain limits, by the bank's holding company) within 45 days; (iii) subject to strict asset growth limitations; and (iv) required to obtain prior regulatory approval for certain acquisitions, transactions not in the ordinary course of business, and entry into new lines of business. In addition to the foregoing, the FDIC may issue a "prompt corrective action directive" to any undercapitalized institution. Such a directive may require sale or recapitalization of the bank, impose additional restrictions on transactions between the bank and its affiliates, limit interest rates paid by the bank on deposits, limit asset growth and other activities, require divestiture of the subsidiaries, require replacement of directors and officers, and restrict capital distributions by the bank's parent holding company.

In addition to the foregoing, a significantly undercapitalized institution may not award bonuses or increases in compensation to its senior executive officers until it has submitted an acceptable capital restoration plan and received approval from the FDIC.

Not later than 90 days after an institution becomes critically undercapitalized, the appropriate federal banking agency for the institution must appoint a receiver or, with the concurrence of the FDIC, a conservator, unless the agency, with the concurrence of the FDIC, determines that the purposes of the prompt corrective action provisions would be better served by another course of action. FDICIA requires that any alternative determination be "documented" and reassessed on a periodic basis. Notwithstanding the foregoing, a receiver must be appointed after 270 days unless the appropriate federal banking agency and the FDIC certify that the institution is viable and not expected to fail.

RISK-BASED DEPOSIT INSURANCE ASSESSMENTS. Effective January 1, 1993, a transitional risk-based structure was implemented by the FDIC pursuant to FDICIA and the average assessment rate paid by Savings Association Insurance Fund-insured and BIF-insured institutions was increased. Under the rule implementing the transitional system, the FDIC assigned an institution to one of three capital categories consisting of (1) well capitalized, (2) adequately capitalized, or (3) undercapitalized, and one of three supervisory categories. An institution's assessment rate depended on the capital category and supervisory category to which it was assigned. Under the transitional system, there were nine assessment risk classifications (i.e., combinations of capital categories and supervisory subgroups within each capital group) to which the differing assessment rates were applied. Assessment rates ranged from 0.23% of domestic deposits for an institution in the lowest risk category (i.e., well-capitalized and healthy from a supervisory standpoint), to 0.31% of domestic deposits for institutions in the highest risk category (i.e., undercapitalized and unhealthy from a supervisory standpoint). The risk classification to which an institution is assigned by the FDIC is confidential and may not be disclosed.

On June 17, 1993, the FDIC adopted a final rule establishing a new risk-based system that was implemented beginning with the semi-annual assessment period commencing on January 1, 1994, as required under FDICIA. Except for limited changes, the structure of the new risk-based system is substantially the same as the structure of the transitional system it replaced and (until recently) retained the same range of assessment rates. Under the FDIC rule implementing the new risk-based system, an institution's deposit insurance assessment rate is determined by assigning the institution to a capital category and a supervisory subgroup to determine which one of the nine risk classification categories is applicable, in substantially the same manner as for the transitional system discussed above. The FDIC is authorized to raise the assessment rates in certain circumstances. If the FDIC determines to increase the assessment rates for all institutions, institutions in all risk categories could be affected.
The FDIC has exercised this authority several times in the past and may raise BIF insurance premiums again in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of CTC and BWM, the extent of which is not currently quantifiable.

On November 14, 1995, the FDIC lowered the assessment rate schedule for BIF-insured institutions, effective for the semiannual assessment period beginning January 1, 1996, from a range of 0.04% to 0.31% of domestic deposits to a range of the statutory annual minimum assessment of $2,000 per institution (regardless of size) to 0.27% of domestic deposits, with intermediate rates of 0.03%, 0.10%, 0.17% and 0.24%. The FDIC indicated that it took this action in view of the historically high reserve ratio of the BIF (approximately 1.30% of insured deposits), the general health of the banking industry, the low projected losses to the BIF, and the strength of the economy. The FDIC has estimated that approximately 92% of BIF-insured institutions will qualify for the minimum annual assessment of $2,000, and it is expected that CTC and BWM will qualify for the minimum annual assessment under this new assessment rate schedule. The new assessment rate schedule does not reflect the possible impact upon assessment rates of the proposed legislation to recapitalize the SAIF, discussed below.

Although the BIF has now been recapitalized, the SAIF remains seriously undercapitalized, and the Congress is currently considering legislation to recapitalize the SAIF. Among other things, this proposed legislation would, if enacted into law, (1) require BIF-insured institutions to pay most of the annual interest on the Financing Corporation ("FICO") bonds issued in 1987 to begin funding the resolution of the problems in the savings and loan industry, which may result in an increase of 0.025% (or more) of domestic deposits in the assessment rates applicable to BIF-insured institutions, and (2) following the recapitalization of the SAIF, merge the SAIF into the BIF, resulting in the assumption by the BIF of the risk of loss from the possible failure of institutions now insured by the SAIF, and the possibility of higher BIF assessments to cover such losses or to establish special reserves (not counted toward the statutorily-required reserve ratio) against anticipated losses. At present, different versions of such legislation had been approved by both the House of Representatives and the Senate as parts of budget reconciliation bills. A House-Senate conference committee is attempting to resolve the differences between these two bills (including the provisions relating to the recapitalization of the SAIF). Although the passage of some form of legislation to recapitalize the SAIF appears likely in the near future, the ultimate form of such legislation, including the timing and amounts of any payments to be made thereunder by BIF-insured institutions, and the effect (if any) of such legislation on possible future losses of the BIF or the insurance assessment rate schedule for BIF-insured institutions, cannot be determined at this time.

BROKERED DEPOSITS AND PASS-THROUGH DEPOSIT INSURANCE LIMITATIONS. Under FDICIA, a bank cannot accept brokered deposits unless it either (i) is "Well Capitalized" or (ii) is "Adequately Capitalized" and has received a written waiver from the FDIC. For this purpose, "Well Capitalized" and "Adequately Capitalized" have the same definitions as in the Prompt Corrective Action regulations. See "- Prompt Corrective Action" above. Banks that are not in the "Well Capitalized" category are subject to certain limits on the rates of interest they may offer on any deposits (whether or not obtained through a third-party deposit broker). Pass-through insurance coverage is not available for deposits of certain employee benefits plans in banks that do not satisfy the requirements for acceptance of brokered deposits, except that pass-through insurance coverage will be provided for employee benefit plan deposits in institutions which at the time of acceptance of the deposit meet all applicable regulatory capital requirements and send written notice to their depositors that their funds are eligible for pass-through deposit insurance. Although eligible to do so, CTC does not accept brokered deposits.

CONSERVATORSHIP AND RECEIVERSHIP AMENDMENTS. FDICIA authorizes the FDIC to appoint itself conservator or receiver for a state-chartered bank under certain circumstances and expands the grounds for appointment of a conservator or receiver for an insured depository institution to include (i) consent to such action by the board of directors of the institution; (ii) cessation of the institution's status as an insured depository institution; (iii) the institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized, or fails to become adequately capitalized when required to do so, or fails to timely submit an acceptable capital plan, or materially fails to implement an acceptable capital plan; and (iv) the institution is critically undercapitalized or otherwise has substantially insufficient capital. FDICIA provides that an institution's directors shall not be liable to its stockholders or creditors for acquiescing in or consenting to the appointment of the FDIC as receiver or conservator for, or as a supervisor in the acquisition of, the institution.

REAL ESTATE LENDING STANDARDS. FDICIA requires the federal bank regulatory agencies to adopt uniform real estate lending standards. The FDIC has adopted implementing regulations which establish supervisory limitations on Loan-to-Value ("LTV") ratios in real estate loans by FDIC-insured banks. The regulations require FDIC-insured banks to establish LTV ratio limitations within or below the prescribed uniform range of supervisory limits.

STANDARDS FOR SAFETY AND SOUNDNESS. FDICIA requires the federal bank regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. The compensation standards would prohibit employment contracts, compensation or benefit arrangements, stock option plans, fee arrangements or other compensatory arrangements that would provide "excessive" compensation, fees or benefits, or that could lead to material financial loss. In addition, the federal bank regulatory agencies are required by FDICIA to prescribe standards specifying;
(i) maximum classified assets to capital ratios; (ii) minimum earnings sufficient to absorb losses without impairing capital; and (iii) to the extent feasible, a minimum ratio of market value to book value for publicly-traded shares of depository institutions and depository institution holding companies. The FDIC has issued regulations implementing certain of these provisions.

ACTIVITIES AND INVESTMENTS OF INSURED STATE BANKS. FDICIA provides that FDIC-insured state banks such as CTC and BWM may not engage as a principal, directly or through a subsidiary, in any activity that is not permissible for a national bank unless the FDIC determines that the activity does not pose a significant risk to the BIF, and the bank is in compliance with its applicable capital standards. In addition, an insured state bank may not acquire or retain, directly or through a subsidiary, any equity investment of a type, or in an amount, that is not permissible for a national bank.

Subject to certain limited exceptions, the foregoing provisions of FDICIA prohibit insured state banks such as CTC and BWM or any subsidiary of such insured state banks from retaining or acquiring equity investments. However, under an exception in the statute, an insured state bank such as CTC and BWM that (i) is located in a state such as Vermont or Massachusetts which authorized, as of September 30, 1991, state banks to invest in common or preferred stock listed on a national securities exchange ("listed stock") or shares of an investment company registered under the Investment Company Act of 1940 ("registered shares") and (ii) during the period beginning September 30, 1990 and ending on November 26, 1991 made or maintained investments in listed stocks and registered shares, may retain whatever listed stock or registered shares it lawfully acquired or held prior to December 19, 1991 and may continue to acquire listed stock or registered shares which may not exceed, taken together in the aggregate, 100% of the bank's Tier 1 Capital. In order to acquire or retain any listed stock or registered shares under this exception, the bank must file a one-time notice with the FDIC containing specified information, and the FDIC must determine that acquiring or retaining the listed stock or registered shares will not pose a significant risk to BIF. Any such approval may be subject to whatever conditions or restrictions the FDIC determines to be necessary or appropriate and will terminate with respect to further acquisitions of listed stock or registered shares if the bank or its holding company experiences a change in control and in certain other circumstances. CTC filed the one-time notice with the FDIC and the FDIC did not object.

Insured state banks are required to divest any equity investments made impermissible by FDICIA including any listed stock and registered shares for which FDIC approval is not obtained, as quickly as prudently possible but in no event later than December 19, 1996, and to submit a plan for such divestiture to the FDIC.

CONSUMER PROTECTION PROVISIONS. FDICIA also includes provisions requiring advance notice to regulators and customers for any proposed branch closing and authorizing (subject to future appropriation of the necessary funds) reduced insurance assessments for institutions offering "lifeline" banking accounts or engaged in lending in distressed communities. FDICIA also includes provisions requiring depository institutions to make additional and uniform disclosures to depositors with respect to the rates of interest, fees and other terms applicable to consumer deposit accounts.

DEPOSITOR PRIORITY STATUTE. Effective August 10, 1993, the FDI Act was amended to provide that, in the liquidation or other resolution by any receiver of a bank insured by the FDIC, the claims of depositors have priority over the general claims of other creditors. Hence, in the event of the liquidation or other resolution of a banking subsidiary of the Company, the general claims of the Company as creditor of such banking subsidiary would be subordinate to the claims of the depositors of such banking subsidiary, even if the claims of CC were not by their terms so subordinated. In addition, this statute may, in certain circumstances, increase the costs to banks of obtaining funds through nondeposit liabilities.

INTERSTATE BANKING AND BRANCHING. On September 29, 1994, the President of the United States signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal Act"). Beginning September 29, 1995, an adequately capitalized and managed bank holding company may (with Federal Reserve Board approval) acquire control of banks outside its principal state of operations, without regard to whether such acquisitions are permissible under state law. States may, however, limit the eligibility of banks to be acquired by an out-of-state bank holding company to banks in existence for a minimum period of time (not in excess of five years). No bank holding company may make an acquisition outside its principal state of operations which would result in it controlling more than 10% of the total amount of deposits of all insured depository institutions in the United States, or 30% or more of the total deposits of insured depository institutions in any state (unless such limit is waived, or a more restrictive or permissible limit is established, by a particular state). In addition, beginning June 1, 1997, banks may branch across state lines either by merging with banks in other states or by establishing new branches in other states. The date relating to interstate branching through mergers may be accelerated by any state, and such mergers may be prohibited by any state. The provision relating to establishing new branches in another state requires a state's specific approval. The Vermont Commissioner made recommendations to the Vermont legislature in November, 1995 that Vermont should enact laws and regulations on interstate branching in response to the Riegle-Neal Act. In her report to the legislature, the Vermont Commissioner recommended that the legislature adopt legislation to accelerate the effective date of interstate branching through mergers to July 1, 1996 (that is, to "opt-in early") by permitting out-of-state banks to acquire Vermont banks in existence for at least five years, or branches in existence for at least one year, subject (prior to July 1, 1997) to the reciprocity requirements that banks from another state may so branch through mergers into Vermont only if Vermont banks may so branch through mergers into that other state by acquiring banks or branches in that state. The Vermont Commissioner recommended that the legislature not adopt legislation permitting interstate branching through the establishment of new branches (so called "de novo branching"). No prediction can be made whether the Vermont legislature will enact legislation to implement the recommendations of the Vermont Commissioner, or other legislation relating to interstate branching. Since 1990, Massachusetts has had nationwide reciprocal interstate banking legislation permitting out-of-state banks to conduct banking operations in that state both by mergers and by establishing new banks, subject to the reciprocity requirements that banks from another state may acquire banks in Massachusetts only if Massachusetts banks may conduct banking operations in that state. CC is unable to predict the ultimate impact of this new interstate banking legislation on it or its competitors.

The United States Congress has periodically considered and adopted legislation which has resulted in and could result in further regulation or deregulation of both banks and other financial institutions. Such legislation could place the Company, CTC or BWM in more direct competition with other financial institutions, including mutual funds, securities brokerage firms and investment banking firms. No assurance can be given as to whether any additional legislation will be enacted or as to the effect of such legislation on the business of the Company, CTC or BWM.

EMPLOYEES

The Company and its subsidiaries on December 31, 1995 employed 816 persons, with a full-time equivalency of 769 employees. The Company enjoys good relations with its employees. A variety of employee benefits, including health, group life and disability income replacement insurance, a funded, non-contributory pension plan, and an incentive savings and profit sharing plan, are available to qualifying officers and employees.

SELECTED STATISTICAL INFORMATION

Certain consolidated financial data about the business of the Company is contained on pages 13 to 54 of the Company's 1995 Annual Report to Stockholders is attached hereto as Exhibit 13.

ITEM 2
PROPERTIES

The Company's principal banking subsidiary, CTC, operates banking facilities in 39 locations in Vermont. The offices of CTC are in good physical condition with modern equipment and facilities considered adequate to meet the banking needs of customers in the communities serviced.

The offices of the Company are located in the main office of the CTC, which occupied all of the five-floor Chittenden Building at Two Burlington Square in Burlington as of December 31, 1995. The Chittenden Building is owned by CTC.

BWM operates banking facilities in 3 locations in Massachusetts. The offices of BWM are in good physical condition with modern equipment and facilities consid-ered adequate to meet thebanking needs of customers in the communities serviced.

The Company continues to conduct business out of properties owned or leased by FBT in the area of Worcester, Massachusetts. Reference is made to The Company's Registration Statement No. 33-64527 on Form S-4 under the Securities Act of 1933, filed in connection with the Company's acquisition of FBT.


ITEM 3
LEGAL PROCEEDINGS

A number of legal claims against the Company arising in the normal course of business were outstanding at December 31, 1995. Management, after reviewing these claims with legal counsel, is of the opinion that these matters, when resolved, will not have a material effect on the consolidated financial statements.

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters.

                                     PART II

ITEM 5
MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information regarding the market in which the Company's common stock is traded, and the quarterly high and low bid quotations for the Company's common stock during the past five years are included in the Company's 1995 Annual Report to Stockholders on page 57, and is attached hereto as Exhibit 13. The approximate number of stockholders at March 1, 1996 was 3,354. Note 8 of the Consolidated Financial Statements appearing on page 27 of the Company's 1995 Annual Report to Stockholders contains a discussion of restrictions on dividends and is attached hereto as Exhibit 13.

ITEM 6
SELECTED FINANCIAL DATA

A five-year summary of selected consolidated financial data for the Company and its subsidiaries is included on page 39 of the Company's 1995 Annual Report to Stockholders and is attached hereto as Exhibit 13.

The Company consummated an acquisition of FBT on February 29, 1996. Reference is made to the Company's Registration Statement No. 33-64527 on Form S-4 under the Securities Act of 1933, filed in connection with the Company's acquisition of FBT, Worcester, Massachusetts.

ITEM 7
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is included on pages 40 to 54 of the Company's 1995 Annual Report to Stockholders and is attached hereto as Exhibit 13.

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and its subsidiaries appear in the Company's 1995 Annual Report to Stockholders at the pages indicated and are attached hereto as Exhibit 13:

Report of Independent Public Accountants               Page 38

Consolidated Balance Sheets at
December 31, 1995 and 1994                             Page  13

Consolidated Statements of Income for the
Years Ended December 31, 1995, 1994, and 1993          Page  14

Consolidated Statements of Changes in
Stockholders' Equity for the Years Ended
December 31, 1995, 1994, and 1993                      Page  15

Consolidated Statements of Cash Flows for
the Years Ended December 31, 1995, 1994, and 1993      Page  16

Notes to Consolidated Financial Statements             Pages 17-37

ITEM 9
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

                                    PART III

ITEM 10
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors and director-nominees of the Registrant is included in the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders at pages 5-11, and is specifically incorporated herein by reference.

At December 31, 1995, the principal officers of the Company and its principal subsidiary, CTC, with their ages, positions, and years of appointment, were as follows:

                               YEAR
NAME AND AGE                 APPOINTED                POSITIONS
--------------------------------------------------------------------------------

Barbara W. Snelling, 68       1990      Chair of the Company

Paul A. Perrault, 44          1990      President and Chief Executive Officer of
                                        the Company and Chittenden Trust

Lawrence W. DeShaw, 49        1990      Executive Vice President of the Company
                                        and Chittenden Trust

John W. Kelly, 46             1990      Executive Vice President of the
                                        Company and Chittenden Trust

Nancy Rowden Brock, 39        1984      Treasurer of the Company and Senior
                                        Vice President, Chief Financial
                                        Officer, and Treasurer of
                                        Chittenden Trust

F. Sheldon Prentice, 45       1985      Secretary of the Company and Senior Vice
                                        President, General Counsel, and
                                        Secretary of Chittenden Trust

John P. Barnes, 40            1990      Senior Vice President of the Company and
                                        Chittenden Trust

Danny H. O'Brien, 45          1990      Senior Vice President of the Company and
                                        Chittenden Trust

--------------------------------------------------------------------------------

All of the current officers have been principally employed in executive positions with CTC for more than five years.

In accordance with the provisions of the Company's By-Laws, the officers, with the exception of the Secretary, hold office at the pleasure of the Board of Directors. The Secretary is elected annually by the Board of Directors.

ITEM 11
EXECUTIVE COMPENSATION

Information regarding remuneration of the directors and officers of the Company is included in the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders at pages 11-19 and is specifically incorporated herein by reference.

ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding the security ownership of directors and director-nominees of the Company, all directors and officers of the Company as a group, and certain beneficial owners of the Company's common stock, as of February 1, 1996, is included in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders, at pages 4-10, and is specifically incorporated herein by reference.

There are no arrangements known to the registrant which may, at a subsequent date, result in a change of control of the registrant.

ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and transactions between the Company and its Directors, Director-Nominees, Executive Officers, and family members of these individuals, is included in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders at pages 10 and 21, and is specifically incorporated herein by reference.

                                     PART IV

ITEM 14
EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(l)  FINANCIAL STATEMENTS

The following consolidated financial statements of the Company and its subsidiaries appear in the Company's 1995 Annual Report to Stockholders:

Report of Independent Public Accountants               Page 38

Consolidated Balance Sheets at
December 31, 1995 and 1994                             Page  13

Consolidated Statements of Income for the
Years Ended December 31, 1995, 1994, and 1993          Page  14

Consolidated Statements of Changes in
Stockholders' Equity for the Years Ended
December 31, 1995, 1994, and 1993                      Page  15

Consolidated Statements of Cash Flows for
the Years Ended December 31, 1995, 1994, and 1993      Page  16

Notes to Consolidated Financial Statements             Pages 17-37


(2)  FINANCIAL STATEMENT SCHEDULES

There are no financial statement schedules required to be included in this report.

(3)  REPORTS ON FORM 8-K

A report was filed by the Company on Form 8-K December 13, 1995 in connection with the Company's acquisition of FBT so as to file with the Securities and Exchange Commission certain paper reports that would be incorporated by reference into its Registration Statement on Form S-4.

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

3.04 Amendment to the By-Laws of the Company, dated November 15, 1995.  CHANGED
     FROM: "A director elected to fill a vacancy shall hold office until the next regular election of directors." CHANGED TO: "A director elected to fill a vacancy shall hold office until the expiration of the term of the departed director who creates the vacancy."

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

10.2 Pension Plan of CTC, attached to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, as amended on March 15, 1995 and December 20, 1995 and attached to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

10.3 Incentive Savings and Profit Sharing Plan, attached to the Company's
     Annual Report on Form 10-K for the year ended December 31, 1994, as amended on March 15, 1995 and attached to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

10.7 Executive Management Incentive Compensation Plan, attached to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.

10.8 The Company's Stock Incentive Plan, dated January 1, 1993, incorporated herein by reference to the Company's Proxy Statement for the 1993 Annual Meeting of Stockholders.

13.  The Company's 1995 Annual Report to Stockholders.

21.  List of subsidiaries of the Registrant.

23.  Consent of Arthur Andersen LLP.


                                        EXHIBITS

EXHIBIT 3.04
AMENDMENT TO THE BY-LAWS OF THE COMPANY


EXHIBIT 10.2
AMENDMENT NUMBER ONE

                              AMENDMENT NUMBER ONE
                                     TO THE
                          PENSION PLAN FOR EMPLOYEES OF
                           THE CHITTENDEN CORPORATION

               (As Amended and Restated Effective January 1, 1989)


     WHEREAS, Chittenden Corporation (the "Principal Employer") heretofore adopted the Pension Plan for Employees of The Chittenden Corporation (the "Plan"); and

     WHEREAS, Article X permits the Principal Employer to amend the Plan from time to time; and

     WHEREAS, the Principal Employer will acquire the Bank of Western Massachusetts (such date to be known as the "Acquisition Date"); and

     WHEREAS, the Principal Employer intends to maintain the qualified retirement plans of the Bank of Western Massachusetts on and after the Acquisition Date;

     NOW, THEREFORE, the Plan is hereby amended effective as of the Acquisition Date, as follows:

Section 3.1, "MEMBERSHIP" shall be amended by adding the following paragraph (d) immediately after paragraph (c) thereof:

     "(d) Notwithstanding the foregoing, each Employee who is employed by the
          Bank of Western Massachusetts shall not be eligible for membership hereunder."

IN WITNESS WHEREOF, Chittenden Corporation has caused this amendment to be executed by its officer thereunto duly authorized and its corporate seal to be hereunto affixed as of the 15th day of March, 1995.

CHITTENDEN CORPORATION

BY: /s/ F. Sheldon Prentice, Esq.
     Secretary

CORPORATE SEAL

EXHIBIT 10.2
AMENDMENT NUMBER TWO

                          BOARD OF DIRECTORS RESOLUTION
                           AUTHORIZING THE ADOPTION OF
                              AMENDMENT NUMBER TWO
                                     TO THE
            PENSION PLAN FOR EMPLOYEES OF THE CHITTENDEN CORPORATION
               (As Amended and Restated Effective January 1, 1989)

     WHEREAS, the Chittenden Corporation (the "Principal Employer") heretofore adopted the Pension Plan for Employees of the Chittenden Corporation (the "Plan"); and

     WHEREAS, Article X permits the Principal Employer to amend the Plan at any time by means of a resolution of the Board of Directors;

     WHEREAS, it is the desire of the Principal Employer to credit certain past service under the Plan;

     NOW, THEREFORE, the Plan is amended effective January 1, 1995, as follows:

1. Section 3.3, ELIGIBILITY SERVICE, is amended by adding the following paragraph (f) to the end thereof:

     "(f) Subject to the Break in Service provisions of Section 3.5, an Employee who terminates employment with the Employer and all Affiliated Companies on or after January 1, 1995, shall be credited with Eligibility Service in accordance with the provisions set forth in this Section 3.3 for periods of employment with the Employer or an Affiliated Company prior to December 1, 1976."

2.   Section 3.4, BENEFIT SERVICE, is amended by adding the following paragraph
     (g) to the end thereof:

     "(g) Subject to the Break in Service provisions of Section 3.5, a Member who terminates employment with the Employer on or after January 1, 1995, shall receive Benefit Service in accordance with the provisions set forth in this Section 3.4 for periods of employment with the Employer prior to December 1, 1976."

IN WITNESS WHEREOF, the Principal Employer has caused this instrument to be executed by its officer duly authorized and its corporate seal to be hereunto affixed as of the 20th day of December, 1995.

CHITTENDEN CORPORATION
BY: /s/ Paul A. Perrault

ATTEST:

/s/ F. Sheldon Prentice

CORPORATE SEAL

EXHIBIT 10.2
AMENDMENT NUMBER THREE

                          BOARD OF DIRECTORS RESOLUTION
                      AUTHORIZING THE ADOPTION OF PROPOSED
                             AMENDMENT NUMBER THREE
                                     TO THE
            PENSION PLAN FOR EMPLOYEES OF THE CHITTENDEN CORPORATION
               (As Amended and Restated Effective January 1, 1989)

     WHEREAS, Chittenden Corporation (the "Principal Employer") heretofore adopted the Pension Plan for Employees of The Chittenden Corporation (the "Plan"); and

     WHEREAS, Article X permits the Principal Employer to amend the Plan at any time by means of a resolution of the Board of Directors; and

     WHEREAS, the Internal Revenue Service (IRS) has requested that the Plan be amended in response to the Principal Employer's application for a letter of determination for the Plan;

     NOW, THEREFORE, the following proposed amendments shall be effective January 1, 1989, and shall be adopted by the Board upon approval of the IRS:

Section 2.12, "COMPENSATION" shall be amended by deleting the last paragraph thereof and replacing it with the following:

     "Effective for Plan Years beginning after December 31, 1988, Compensation taken in to account under the Plan shall not exceed $200,000 ($150,000 effective for Plan Years beginning after December 31, 1993) or such other amount as indexed pursuant to Sections 401(a)(17) and 415(d) of the Code. In any event, the Accrued Benefit of any Member determined in accordance with this provision shall not be less than the Accrued Benefit of such Member determined as of December 31, 1988, in accordance with the applicable provisions of the Plan as in effect on such date.

In determining the Compensation of an Employee for purposes of the Code Section 401(a)(17) limitation, the rules of Section 414(q)(6) of the Code shall apply; provided, however, that in applying such rules, the term "family" shall include only the spouse of the Employee and any lineal descendants of the Employee who have not attained age 19 before the close of the Plan Year.

If the Compensation of the Employee exceeds the Code Section 401(a)(17) limitation, then the Code Section 401(a)(17) limitation shall be prorated among the Compensation of the Employee and his family (as determined under this Section 2.12 prior to the application of the Code Section 401(a)(17) limitation) in proportion to each such individual's Compensation (as determined under the Section 2.12 prior to the application of the Code Section 401(a)(17) limitation)."

IN WITNESS WHEREOF, the Principal Employer has caused this instrument to be executed by is officer duly authorized and its corporate seal to be hereunto affixed as of the 20th day of December, 1995.

CHITTENDEN CORPORATION

BY: /s/ Paul A. Perrault

ATTEST:

/s/ F. Sheldon Prentice

CORPORATE SEAL

EXHIBIT 10.3
AMENDMENT NUMBER ONE


                           THE CHITTENDEN CORPORATION
                    INCENTIVE SAVINGS AND PROFIT SHARING PLAN

               (As Amended and Restated Effective January 1, 1989)


     WHEREAS, Chittenden Corporation (the "Employer") heretofore adopted the Chittenden Corporation Incentive Savings and Profit Sharing Plan (the "Plan"); and

     WHEREAS, Article XIII permits the Employer to amend the Plan from time to time; and

     WHEREAS, the Employer will acquire the Bank of Western Massachusetts (such date to be known as the "Acquisition Date"); and

     WHEREAS, the Employer intends to maintain the qualified retirement plans of the Bank of Western Massachusetts on and after the Acquisition Date;

     NOW THEREFORE, the Plan is hereby amended effective as of the Acquisition Date, as follows:

Section 2.1, "ELIGIBILITY TO PARTICIPATE" shall be amended by adding the following paragraph immediately after paragraph (e) thereof:

     "Notwithstanding the foregoing, each Employee who is employed by the Bank of Western Massachusetts shall not be considered an Eligible Employee hereunder."

IN WITNESS WHEREOF, Chittenden Corporation has caused this amendment to be executed by its officer thereunto duly authorized and its corporate seal to be hereunto affixed as of the 15th day of March, 1995.

CHITTENDEN CORPORATION

BY: /s/ F. Sheldon Prentice, Esq.
     Secretary

CORPORATE SEAL

EXHIBIT 13
CHITTENDEN'S 1995 ANNUAL REPORT HAS BEEN FILED AS AN EXHIBIT ATTACHED HERETO

EXHIBIT 21
LIST OF SUBSIDIARIES OF CHITTENDEN CORPORATION

Chittenden Trust Company, Vermont, d/b/a Chittenden Bank

The Bank of Western Massachusetts, Massachusetts

Chittenden Acquisition Bank, Massachusetts d/b/a Flagship Bank and Trust Company, is a Bank in formation to effectuate the acquisition of Flagship Bank and Trust Company.

EXHIBIT 23
CONSENT LETTER ARTHUR ANDERSEN LLP

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report dated January 16, 1996, included in Chittenden Corporation's Form 10-K for the year ended December 31, 1995, into the Company's previously filed Registration Statement File No. 33-1229.



s/ARTHUR ANDERSEN LLP
Boston, Massachusetts
March 25, 1996