Form 10-Q
period 1996-03-31
CHITTENDEN CORP /VT/
filed 1996-05-14
CIK 200138

May 14, 1996

Securities and Exchange Commission
450 5th Street
Washington, D. C. 20549

RE:  CHITTENDEN CORPORATION QUARTERLY REPORT (ON FROM 10-Q)
     REGISTRATION NO. 0-7974

To Whom It May Concern:

Pursuant to the requirements of Rule 13a-13 under the Securities Exchange Act of 1934, there is appended to this transmittal, an electronic file of the quarterly report (on Form 10-Q) of Chittenden Corporation, Two Burlington Square, Burlington, Vermont 05401 for the three months ended March 31, 1996.

If you have any questions concerning this quarterly report, please telephone the undersigned at (802) 660-1410.

Kindly acknowledge receipt of this letter by Compuserve E-Mail.

Sincerely,

CHITTENDEN CORPORATION

S/F. SHELDON PRENTICE, SENIOR VICE PRESIDENT,
  GENERAL COUNSEL AND SECRETARY

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

             X   Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                      For Three Months Ended March 31, 1996
                                       or
                Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
             For the transition period from ____________to____________


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

                                   YES  X         NO

At March 31, 1996, there were 12,572,257 shares of the Corporations's $1.00 par value common stock issued, with 12,168,370 shares outstanding.

                         PART I.  FINANCIAL INFORMATION

                          Item 1.  Financial Statements