Form 10-Q
period 1996-06-30
CHITTENDEN CORP /VT/
filed 1996-08-13
CIK 200138

August 13, 1996

Securities and Exchange Commission
450 5th Street
Washington, D. C. 20549

RE:  CHITTENDEN CORPORATION QUARTERLY REPORT (ON FROM 10-Q)
     REGISTRATION NO. 0-7974

To Whom It May Concern:

Pursuant to the requirements of Rule 13a-13 under the Securities Exchange Act of 1934, there is appended to this transmittal, an electronic file of the quarterly report for the six months ended June 30, 1996 (on Form 10-Q) of Chittenden Corporation, Two Burlington Square, Burlington, Vermont 05401.

If you have any questions concerning this quarterly report, please telephone the undersigned at (802) 660-1410.

Kindly acknowledge receipt of this letter by Compuserve E-Mail.

Sincerely,

CHITTENDEN CORPORATION

S/F. SHELDON PRENTICE, SECRETARY

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

                X   Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                       For Six Months Ended June 30, 1996
                                       or
                   Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
            For the transition period from ____________to____________


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

                                   YES  X         NO

At June 30, 1996 there were 12,624,197 shares of the Corporations's $1.00 par value common stock issued, with 12,221,784 shares outstanding.

                         PART I.  FINANCIAL INFORMATION

                          Item 1.  Financial Statements