Form 10-Q
period 1996-09-30
CHITTENDEN CORP /VT/
filed 1996-11-08
CIK 200138

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

             X   Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                    For Nine Months Ended September 30, 1996
                                       or
               Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
           For the transition period from ____________to____________


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

                                   YES  X         NO

At November 8, 1996 there were 12,673,806 shares of the Corporations's $1.00 par value common stock issued, with 12,271,393 shares outstanding.

                      PART I.  FINANCIAL INFORMATION

                       Item 1.  Financial Statements