Form 10-K
period 1996-12-31
CHITTENDEN CORP /VT/
filed 1997-03-28
CIK 200138

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                 ______________
                                    FORM 10-K
(Mark One)
                 X   Annual Report Pursuant to Section 13 or 15(d) of
                 the Securities Exchange Act of 1934 (Fee Required)
                 For the Fiscal Year Ended December 31, 1996
                                      or
                _____Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from _______to_______

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                    YES  X         NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant, on February 28, 1997 as reported on NASDAQ, was $337,430,170.

At February 28, 1997, there were 12,270,188 shares of the Registrant's common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

1.  Proxy Statement for 1997 Annual Meeting of Registrant's Stockholders:
Part III, Items 10, 11, 12, 13.

This Form 10-K contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company s actual results could differ materially from those projected in the forward-looking statements as a result, among other factors, of changes in general, national or regional economic conditions, changes in loan default and charge-off rates, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in interest rates, and changes in the assumptions used in making such forward-looking statements.

PART I

ITEM 1

BUSINESS

Chittenden Corporation (the "Company" or "CC"), a Vermont corporation organized in 1971, is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. Assets of the Company were $1,988,746,000 at December 31, 1996. The Company is the holding company parent of Chittenden Trust Company ("CTC"), Flagship Bank and Trust Company ("FBT") and The Bank of Western Massachusetts ("BWM") and, as of December 31, 1996, owned 100% of the outstanding common stock of those banks. During 1996 the Company created and became the holding company parent of Chittenden Connecticut Corporation ("CCC"), a non-bank mortgage company, and owns 100% of its outstanding common stock of that non-bank mortgage company.

The Company's principal executive offices are located at Two Burlington Square, Burlington, Vermont 05401; telephone number: 802-658-4000.

CHITTENDEN TRUST COMPANY

CTC was chartered by the Vermont Legislature as a commercial bank in 1904. It is the largest bank in Vermont, based on total assets of $1,425,044,000 and total deposits of $1,258,189,000 at December 31, 1996. CTC's principal offices are in Burlington, Vermont and it has 35 additional locations in Vermont, of which three are free standing automated teller machines ("ATM's"). (See Item 2, "Properties"). All of these offices use the trade name "Chittenden Bank".

CTC offers a variety of lending services, with loans and leases totaling $919,805,000 at December 31, 1996. The largest loan category is commercial loans, including those secured by commercial real estate, and others made to a variety of businesses, including retail concerns, small manufacturing businesses, larger corporations, other commercial banks, and to political sub-divisions in the U.S. These loans amounted to 37% of the total loans outstanding at December 31, 1996. Loans secured by residential properties, including closed-ended home equity loans, are also substantial, and amounted to 34% of total loans outstanding at December 31, 1996. CTC underwrites substantially all of its residential mortgages to secondary market standards and sells substantially all of its fixed-rate residential mortgage production on a servicing-retained basis. Variable-rate mortgage loans are typically held in portfolio. The remaining real estate loans mortgage loans, which are 1% of total loans outstanding at December 31, 1996, are construction loans secured by residential and commercial land under development.

Consumer loans outstanding at December 31, 1996 were 20% of total loans. These include direct and indirect installment loans, auto leases and revolving credit. Revolving home equity loans as a separate group amounted to 8% of loans at December 31, 1996. These loans are generally underwritten to the same standards as first mortgages.

CTC's lending activities are conducted primarily in Vermont, with additional activity related to nearby market areas in Quebec, New York, New Hampshire, Massachusetts, Maine and Connecticut. In addition to the portfolio diversifi-cation described above, the loans are widely diversified by borrowers and indus-try groups. In making commercial loans, CTC occasionally solicits the participation of other Vermont banks or correspondent banks and other financial investors outside the State. CTC also occasionally participates in loans originated by other banks. Certain of CTC's commercial loans are made under programs administered by the Vermont Industrial Development Authority, the U.S. Small Business Administration, or the U.S. Farmers Home Administration. These loans contain repayment guarantees by the agency involved in varying amounts up to 90% of the original loan.

CTC offers a wide range of banking services, including the acceptance of demand, savings, and time deposits. As of December 31, 1996, total interest-bearing deposits amounted to $1,065,084,000 or 85% of total deposits. CTC also provides personal trust services, including services as executor, trustee, administrator, custodian and guardian. Corporate trust services are also provided, including services as trustee for pension and profit sharing plans. Asset management services are provided with both the personal and corporate trust services.

CTC offers data processing services consisting primarily of payroll and automated clearing house for several outside clients. Financial and investment counseling is provided to municipalities and school districts within CTC's service area, as well as, central depository, lending, payroll, and other banking services for such customers. CTC offers a variety of other services including safe deposit facilities, Mastercard, and VISA credit card services, the processing of merchant credit card services, and certain non-bank, investment products through a dual-employee contractual relationship with Link Investment Services, Inc.

THE BANK OF WESTERN MASSACHUSETTS

BWM was chartered by the Commonwealth of Massachusetts as a commercial bank in 1986. BWM had total assets of $259,485,000 and total deposits of $225,225,000 at December 31, 1996. BWM's principal offices are in Springfield, Massachusetts and it has 4 additional locations in the greater Springfield,Massachusetts area. (See Item 2, "Properties").

BWM offers a variety of lending services, with loans totaling $185,849,000 at December 31, 1996. The largest loan category is commercial loans, including those secured by commercial real estate, and others made to a variety of businesses, including retail concerns and small manufacturing businesses. These loans amounted to 73% of total loans outstanding at December 31, 1996. Loans secured by residential properties, including closed-ended home equity loans, amounted to 19% of total loans outstanding at December 31, 1996. The remaining real estate mortgage loans, which are 2% of total loans outstanding at December 31, 1996, are primarily construction loans.

Consumer loans outstanding at December 31, 1996 were 3% of total loans. These include direct and indirect installment loans, and revolving credit. Revolving home equity loans as a separate group amounted to 3% of loans at December 31, 1996. These loans are generally underwritten to the same standards as first mortgages.

BWM's lending activities are conducted primarily in the greater Springfield, Massachusetts area. In making commercial loans, BWM occasionally solicits the participation of other banks, including its affiliates, CTC and FBT. BWM also occasionally participates in loans originated by other banks. Certain of BWM's commercial loans are made under programs administered by the U.S. Small Business Administration, or the U.S. Farmers Home Administration. These loans have repayment guarantees by the agency involved in varying amounts up to 90% of the original loan.

BWM offers a wide range of banking services, including the acceptance of demand, savings, and time deposits. As of December 31, 1996, total interest-bearing deposits amounted to $188,773,000 or 84% of total deposits.

BWM provides personal trust services, through CTC, including services as executor, trustee, administrator, custodian and guardian. Also through CTC, BWM provides corporate trust services, including services as trustee for pension and profit sharing plans.

FLAGSHIP BANK AND TRUST COMPANY

FBT was chartered by the Commonwealth of Massachusetts as a commercial bank in 1986. FBT had total assets of $312,375,000 and total deposits of $287,973,000 at December 31, 1996. FBT's principal offices are in Worcester, Massachusetts and it has 5 additional locations in the greater Worcester, Massachusetts area. (See Item 2, "Properties").

FBT offers a variety of lending services, with loans totaling $190,914,000 at December 31, 1996. The largest loan category is commercial loans, including those secured by commercial real estate, and others made to a variety of businesses, including retail concerns and small manufacturing businesses. These loans amounted to 53% of total loans outstanding at December 31, 1996. Loans secured by residential properties, including closed-ended home equity loans, amounted to 33% of total loans outstanding at December 31, 1996. The remaining real estate mortgage loans, which are 6% of total loans outstanding at December 31, 1996, are primarily construction loans.

Consumer loans outstanding at December 31, 1996 were 5% of total loans. These include direct and indirect installment loans, and revolving credit. Revolving home equity loans as a separate group amounted to 3% of loans at December 31, 1996. These loans are generally underwritten to the same standards as first mortgages.

FBT's lending activities are conducted primarily in the greater Worcester, Massachusetts area. In making commercial loans, FBT occasionally solicits the participation of other banks, including its affiliates, CTC and BWM. FBT also occasionally participates in loans originated by other banks. Certain of FBT's commercial loans are made under programs administered by the U.S. Small Business Administration, or the U.S. Farmers Home Administration. These loans contain repayment guarantees by the agency involved in varying amounts up to 90% of the original loan.

FBT offers a wide range of banking services, including the acceptance of demand, savings, and time deposits. As of December 31, 1996, total interest-bearing deposits amounted to $230,424,000 or 80% of total deposits.

FBT provides personal trust services, through CTC, including services as executor, trustee, administrator, custodian and guardian. Also through CTC, FBT provides corporate trust services, including services as trustee for pension and profit sharing plans.

CHITTENDEN CONNECTICUT CORPORATION

CCC was chartered by the State of Vermont as a mortgage company in 1996 and its principal offices are in Burlington, Vermont. CCC has additional offices in Brattleboro, Vermont, and in Glastonbury and Southbury, Connecticut (See Item
2, "Properties"). CCC's primary business is the origination of conforming residential real estate mortgage loans for resale to the secondary market. CCC originates these loans for resale through correspondent relationships with credit unions and through other mortgage brokers in the state of Connecticut who receive loan applications. These applications are underwritten by CTC in Vermont to secondary market standards and then sold. In addition, CCC uses brokers that are directly employed by and working through various financial institutions in Connecticut.

ECONOMY

The New England economy showed signs of continued improvement in 1996. Retail sales improved along with increases in both housing permits and new construction contracts. New England unemployment levels also continued to decrease. The ability and willingness of the Company's borrowers to honor their repayment commitments are impacted by many factors, including prevailing market interest rates and the level of overall economic activity within the borrowers' geographic area.

COMPETITION

There is vigorous competition in the Company's marketplace for all aspects of the banking and related financial services activities presently engaged in by the Company and its subsidiaries.

CTC competes with Vermont banks and metropolitan banks based in southern New England and New York City to provide commercial banking services to businesses. Many of these out-of-state banks have greater financial resources than those of Vermont banks and are actively seeking financial relationships with promising Vermont enterprises. Two out-of-state banks own in-state banks or operate in-state branches; Allbank acquired Marble Bank early in 1996 and Key Bank operates branches throughout Vermont.

In the retail financial services market, competitors include other banks, credit unions, finance companies, thrift institutions and, increasingly, brokerage firms, insurance companies, and mortgage loan companies. Money market deposit accounts and short term flexible-maturity certificates of deposit offered by CTC compete with investment account offerings of brokerage firms and, more recently, with new products offered by insurance companies. CTC also competes for personal and commercial trust business with investment advisory firms, mutual funds, and insurance companies.

BWM and FBT also operate in areas in which competition among financial institutions is continuously increasing. BWM has focused on meeting the needs of the smaller and medium-sized businesses and professionals in its market area, while FBT has taken a balanced approach in serving the needs of both smaller and medium-sized businesses, as well as retail consumers in its market.

SUPERVISION AND REGULATION

The Company and its banking subsidiaries (CTC, BWM and FBT) are subject to extensive regulation under federal and state banking laws and regulations. The following discussion of certain of the material elements of the regulatory framework applicable to banks and bank holding companies is not intended to be complete and is qualified in its entirety by the text of the relevant state and federal statutes and regulations. A change in the applicable laws or regulations may have a material effect on the business of the Company and/or its banking subsidiaries.

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

INTERSTATE ACQUISITIONS. Prior to September 29, 1995, under the BHC Act a bank holding company was permitted to acquire a bank in another state only if the law of the state in which the bank to be acquired was located specifically authorized such acquisition of an in-state bank by an out-of-state bank holding company. As described below under "Capital Requirements and FDICIA - Interstate Banking and Branching", the BHC Act was amended, effective September 29, 1995, to remove this prohibition. Even prior to this amendment to the BHC Act, state legislation enacted in recent years substantially lessened prior legislative restrictions on geographic expansion by bank holding companies from and into Massachusetts and Vermont. For example, under nationwide reciprocal interstate banking legislation adopted by both states which became effective in 1990, bank holding companies whose subsidiaries' banking operations were principally conducted in any state outside Massachusetts or Vermont were authorized to acquire Massachusetts or Vermont banking organizations, provided that such companies' home states afforded Massachusetts or Vermont banking organizations reciprocal rights to acquire banks in such states.

DIVIDENDS. The Federal Reserve Board has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The Federal Reserve Board has indicated generally that it may be an unsound practice for bank holding companies to pay dividends unless the bank holding company's net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization's capital needs, asset quality, and overall financial condition. The Company's ability to pay dividends is dependent upon the flow of dividend income to it from its banking subsidiaries, which may be affected or limited by regulatory restrictions imposed by federal or state bank regulatory agencies. See "- Regulation of CTC, BWM and FBT - Dividends."

CERTAIN TRANSACTIONS BY BANK HOLDING COMPANIES WITH THEIR AFFILIATES. There are various legal restrictions on the extent to which bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in "covered transactions" with their insured depository institution sub-sidiaries. Such borrowings and other covered transactions by an insured depository institution subsidiary (and its subsidiaries) with its non-depository institution affiliates are limited to the following amounts: (a) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; and (b) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. "Covered transactions" are defined by statute for these purposes to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the Federal Reserve Board, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Covered transactions are also subject to certain collateral security requirements. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service.

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

LIABILITY OF COMMONLY CONTROLLED DEPOSITORY INSTITUTIONS. Under the Federal Deposit Insurance Act, as amended ("FDI Act"), an FDIC-insured depository institution, such as CTC, BWM or FBT, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the "default" of a commonly controlled FDIC-insured depository institution, or (ii) any assistance provided by the FDIC to any commonly controlled depository institution in "danger of default." For these purposes, the term "default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur without Federal regulatory assistance.

Regulation of CTC, BWM and FBT

GENERAL. As FDIC-insured state-chartered banks, CTC, BWM and FBT are subject to supervision of and regulation by the Commissioner of Banking, Insurance, Securities and Heath Care Administration of the State of Vermont, in connection with CTC, and the Commissioner of Banks of the Commonwealth of Massachusetts in connection with BWM and FBT (collectively, the "Commissioners") and, for all three banks, by the FDIC. This supervision and regulation is for the protection of depositors, the BIF (as hereinafter defined), and consumers, and is not for the protection of the Company's stockholders. The prior approval of the FDIC and the Commissioners is required for CTC, BWM or FBT to establish or relocate an additional branch office, assume deposits, or engage in any merger, consolidation or purchase or sale of all or substantially all of the assets of any bank or savings association.

EXAMINATIONS AND SUPERVISION. The FDIC and the Commissioners regularly examine the operations of CTC, BWM and FBT, including (but not limited to) their capital adequacy, reserves, loans, investments, earnings, liquidity, compliance with laws and regulations, record of performance under the Community Reinvestment Act and management practices. In addition, CTC, BWM and FBT are required to furnish quarterly and annual reports of income and condition to the FDIC and periodic reports to the Commissioners. The enforcement authority of the FDIC includes the power to impose civil money penalties, terminate insurance coverage, remove officers and directors and issue cease-and-desist orders to prevent unsafe or unsound practices or violations of laws or regulations. In addition, under recent federal banking legislation, the FDIC has authority to impose additional restrictions and requirements with respect to banks that do not satisfy applicable regulatory capital requirements. See "- Capital Requirements and FDICIA - Prompt Corrective Action" below.

DIVIDENDS. The principal source of the Company's revenue is dividends from CTC, one of its bank subsidiaries. Payment of dividends by CTC, BWM and FBT are subject to certain Vermont and Massachusetts banking law restrictions. Payment of dividends by CTC is subject to Vermont banking law restrictions which require that, except when surplus and paid-in capital together amount to 10% or more of deposits and other liabilities (not including surplus, paid-in capital, capital notes and debentures, and funds held in a fiduciary capacity), at least one-tenth of its net profits must be set aside annually and added to surplus.

The FDIC has authority to prevent CTC, BWM and FBT from paying dividends if such payment would constitute an unsafe or unsound banking practice or reduce the respective bank's capital below safe and sound levels. In addition, federal legislation prohibits FDIC-insured depository institutions from paying dividends or making capital distributions that would cause the institution to fail to meet minimum capital requirements. See "Capital Requirements and FDICIA - Prompt Corrective Action" below.

AFFILIATE TRANSACTIONS. As noted above, banks are subject to restrictions imposed by federal law on extensions of credit to, purchases of assets from, and certain other transactions with, affiliates, and on investments in stock or other securities issued by affiliates. Such restrictions prevent CTC, BWM and FBT from making loans to affiliates unless the loans are secured by collateral in specified amounts and have terms at least as favorable to the bank as the terms of comparable transactions between the bank and non-affiliates. Further, federal and applicable state laws significantly restrict extensions of credit by CTC, BWM and FBT to directors, executive officers and principal stockholders and related interests of such persons.

DEPOSIT INSURANCE. CTC's, BWM's and FBT's deposits are insured by the Bank Insurance Fund ("BIF") of the FDIC to the legal maximum of $100,000 for each insured depositor. The FDI Act provides that the FDIC shall set deposit insurance assessment rates on a semi-annual basis at a level sufficient to increase the ratio of BIF reserves to BIF-insured deposits to at least 1.25% over a 15-year period commencing in 1991, and to maintain that ratio. Although the established framework of risk-based insurance assessments accomplished this increase in May 1995, and the FDIC has made a substantial reduction in the assessment rate schedule, the BIF insurance assessments may be increased in the future if necessary to maintain BIF reserves at the required level. In addition, legislation enacted in 1996 to recapitalize the Savings Association Insurance Fund ("SAIF"), which insures the deposits of savings associations and certain savings banks, will result in increased BIF assessments. See "Capital Requirements and FDICIA - Risk-Based Deposit Insurance and FICO Assessments" below.

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

CONSUMER PROTECTION REGULATION; BANK SECRECY ACT. Other aspects of the lending and deposit business of CTC, BWM and FBT that are subject to regulation by the FDIC and the Commissioners include disclosure requirements with respect to interest, payment and other terms of consumer and residential mortgage loans and disclosure of interest and fees and other terms of, and the availability of, funds for withdrawal from consumer deposit accounts. In addition, CTC, BWM and FBT are subject to federal and state laws and regulations prohibiting certain forms of discrimination in credit transactions, and imposing certain record keeping, reporting and disclosure requirements with respect to residential mortgage loan applications. In addition, CTC, BWM and FBT are subject to federal laws establishing certain record keeping, customer identification, and reporting requirements with respect to certain large cash transactions, sales of travelers checks or other monetary instruments and the international transpor-tation of cash or monetary instruments.

CRA Regulations

The Community Reinvestment Act ("CRA") requires lenders to identify the communities served by the institution's offices and to identify the types of credit the institution is prepared to extend within such communities. The FDIC conducts examinations of insured institutions' CRA compliance and rates such institutions as "Outstanding", "Satisfactory", "Needs to Improve" and "Substantial Noncompliance". As of their last CRA examinations, CTC and FBT received a rating of "Outstanding" and BWM received a rating of "Satisfactory." Failure of an institution to receive at least a "Satisfactory" rating could inhibit such institution's undertaking certain activities, including acquisitions of other financial institutions, which require regulatory approval based, in part, on CRA compliance considerations. The Federal Reserve Board must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low and moderate income neighborhoods.

The federal bank regulatory agencies have jointly issued amendments to the regulations implementing the CRA that revised the CRA framework effective January 1, 1996. These amended CRA regulations rely more than the former CRA regulations upon objective criteria of the performance of institutions under three key assessment tests: a lending test, a service test and an investment test. CTC, BWM and FBT are committed to meeting the existing or anticipated credit needs of their entire communities, including low and moderate income neighborhoods, consistent with safe and sound operations.

Capital Requirements and FDICIA

GENERAL. The FDIC has established guidelines with respect to the maintenance of appropriate levels of capital by FDIC-insured banks. The Federal Reserve Board has established substantially identical guidelines with respect to the maintenance of appropriate levels of capital, on a consolidated basis, by bank holding companies. If a banking organization's capital levels fall below the minimum requirements established by such guidelines, a bank or bank holding company will be expected to develop and implement a plan acceptable to the FDIC or the Federal Reserve Board, respectively, to achieve adequate levels of capital within a reasonable period, and may be denied approval to acquire or establish additional banks or non-bank businesses, merge with other institutions or open branch facilities until such capital levels are achieved. Federal legislation requires federal bank regulators to take "prompt corrective action" with respect to insured depository institutions that fail to satisfy minimum capital requirements and imposes significant restrictions on such institutions. See "Prompt Corrective Action" below.

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

The risk-based capital rules of the FDIC and the Federal Reserve Board assign a bank's balance sheet assets and the credit equivalent amounts of the bank's off-balance sheet obligations to one of four risk categories, weighted at 0%, 20%, 50% or 100%, respectively. Applying these risk-weights to each category of the bank's balance sheet assets and to credit the equivalent amounts of the bank's off-balance sheet obligations and summing the totals results in the amount of the bank's total Risk-Adjusted Assets for purposes of the risk-based capital requirements. Risk-Adjusted Assets can either exceed or be less than reported balance sheet assets, depending on the risk profile of the banking organization. Risk-Adjusted Assets for institutions such as CTC, BWM and FBT will generally be less than reported balance sheet assets because its retail banking activities include proportionally more residential mortgage loans with a lower risk weighing and relatively smaller off-balance sheet obligations.

The risk-based capital regulations require all banks to maintain a minimum ratio of Total Capital to Risk-Adjusted Assets of 8.0%, of which at least one-half (4.0%) must be Core (Tier 1) Capital. For the purpose of calculating these ratios: (i) a banking organization's Supplementary Capital eligible for inclusion in Total Capital is limited to no more than 100% of Core Capital; and
(ii) the aggregate amount of certain types of Supplementary Capital eligible for inclusion in Total Capital is further limited. For example, the regulations limit the portion of the allowance for loan losses eligible for inclusion in Total Capital to 1.25% of Risk-Adjusted Assets. The Federal Reserve Board has established substantially identical risk-based capital requirements which are applied to bank holding companies on a consolidated basis. The risk-based capital regulations provide explicitly for consideration of interest rate risk in the FDIC's overall evaluation of a bank's capital adequacy to ensure that banks effectively measure and monitor their interest rate risk, and that they maintain capital adequate for that risk. A bank deemed by the FDIC to have excessive interest rate risk exposure may be required by the FDIC to maintain additional capital (that is, capital in excess of the minimum ratios discussed above). CTC, BWM and FBT believe that this provision will not have a material adverse effect on them.

At December 31, 1996, the Company's consolidated Total and Tier 1 Risk-Based Capital Ratios were 13.06% and 11.71%, respectively, and its Leverage Capital Ratio was 8.58%. Based on the above figures and accompanying discussion, CC exceeds all regulatory capital requirements.

PROMPT CORRECTIVE ACTION. Among other things, the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") requires the federal banking regulators to take "prompt corrective action" with respect to, and imposes significant restrictions on, any bank that fails to satisfy its applicable minimum capital requirements. FDICIA establishes five capital categories consisting of "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under applicable regulations, a bank that has a Total Risk-Based Capital Ratio of 10.0% or greater, a Tier 1 Risk-Based Capital Ratio of 6.0% or greater and a Leverage Capital Ratio of 5.0% or greater, and is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure is deemed to be "well capitalized." A bank that has a Total Risk-Based Capital Ratio of 8.0% or greater, a Tier 1 Risk-Based Capital Ratio of 4.0% or greater and a Leverage Capital Ratio of 4.0% or greater and does not meet the definition of a well capitalized bank is considered to be "adequately capitalized." A bank that has a Total Risk-Based Capital Ratio of less than 8.0% or has a Tier 1 Risk-Based Capital Ratio that is less than 4.0% or generally a Leverage Capital Ratio of less than 4.0% is considered "undercapitalized." A bank that has a Total Risk-Based Capital Ratio of less than 6.0%, or a Tier 1 Risk-Based Capital Ratio that is less than 3.0% or a Leverage Capital Ratio that is less than 3.0% is considered to be "significantly undercapitalized," and a bank that has a ratio of tangible equity to total assets equal to or less than 2% is deemed to be "critically undercapitalized." A bank may be deemed to be in a capital category lower than is indicated by its actual capital position if it is determined to be in an unsafe or unsound condition or receives an unsatisfactory examination rating. FDICIA generally prohibits a bank from making capital distributions (including payment of dividends) or paying management fees to controlling stockholders or their affiliates if, after such payment, the bank would be undercapitalized.

Under FDICIA and the applicable implementing regulations, an undercapitalized bank will be (i) subject to increased monitoring by the FDIC; (ii) required to submit to the FDIC an acceptable capital restoration plan (guaranteed, subject to certain limits, by the bank's holding company) within 45 days; (iii) subject to strict asset growth limitations; and (iv) required to obtain prior regulatory approval for certain acquisitions, transactions not in the ordinary course of business, and entry into new lines of business. In addition to the foregoing, the FDIC may issue a "prompt corrective action directive" to any undercapital-ized institution. Such a directive may require sale or re-capitalization of the bank, impose additional restrictions on transactions between the bank and its affiliates, limit interest rates paid by the bank on deposits, limit asset growth and other activities, require divestiture of subsidiaries, require replacement of directors and officers, and restrict capital distributions by the bank's parent holding company.

In addition to the foregoing, a significantly undercapitalized institution may not award bonuses or increases in compensation to its senior executive officers until it has submitted an acceptable capital restoration plan and received approval from the FDIC.

Not later than 90 days after an institution becomes critically undercapitalized, the appropriate federal banking agency for the institution must appoint a receiver or, with the concurrence of the FDIC, a conservator, unless the agency, with the concurrence of the FDIC, determines that the purposes of the prompt corrective action provisions would be better served by another course of action. FDICIA requires that any alternative determination be "documented" and re-assessed on a periodic basis. Notwithstanding the foregoing, a receiver must be appointed after 270 days unless the appropriate federal banking agency and the FDIC certify that the institution is viable and not expected to fail.

RISK-BASED DEPOSIT INSURANCE AND FICO ASSESSMENTS. The FDIC has adopted a rule establishing a risk-based system which assigns an institution to one of three capital categories consisting of (1) well capitalized, (2) adequately capital-ized, or (3) undercapitalized, and one of three supervisory categories. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under this rule there are nine assessment risk classifications (i.e. combinations of capital categories and supervisory subgroups within each capital group). An institution's deposit insurance assessment rate is determined by assigning the institution to a capital category and a supervisory subgroup to determine which one of the nine risk classification categories is applicable. The FDIC is authorized to raise the assessment rates in certain circumstances. If the FDIC determines to increase the assessment rates for all institutions, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and may raise BIF insurance premiums again in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of CTC, BWM and FBT, the extent of which is not currently quantifiable. The risk classification to which an institution is assigned by the FDIC is confidential and may not be disclosed.

Current assessment rates range from 0% of domestic deposits for an institution in the lowest risk category (i.e., well-capitalized and healthy from a supervisory standpoint) to 0.27% of domestic deposits for institutions in the highest risk category (i.e., undercapitalized and unhealthy from a supervisory standpoint), for the first semiannual period of 1997. During 1996 assessment rates also included a minimum annual assessment of $2,000 per institution. CTC, BWM and FBT qualified for, and paid in 1996, the minimum annual assessment under this rate schedule.

The Deposit Insurance Funds Act of 1996 eliminates the minimum assessment and authorizes the Financing Corporation (FICO) to levy assessments on BIF-assessable deposits and stipulates that the rate must equal one-fifth the FICO assessment rate that is applied to deposits assessable by the SAIF. The actual assessment rates for FICO were determined by deposit data from the September 30, 1996, Call Reports. Based on the 1996 Act, the Company anticipates that the Banks will pay assessments of 1.3 cents per $100 of deposits in 1997, which would amount to approximately $275,000 of expense for that year.

BROKERED DEPOSITS AND PASS-THROUGH DEPOSIT INSURANCE LIMITATIONS. Under FDICIA, a bank cannot accept brokered deposits unless it either (i) is "Well Capitalized" or (ii) is "Adequately Capitalized" and has received a written waiver from the FDIC. For this purpose, "Well Capitalized" and "Adequately Capitalized" have the same definitions as in the Prompt Corrective Action regulations. See"- Prompt Corrective Action" above. Banks that are not in the "Well Capitalized" category are subject to certain limits on the rates of interest they may offer on any deposits (whether or not obtained through a third-party deposit broker). Pass-through insurance coverage is not available for deposits of certain employee benefit plans in banks that do not satisfy the requirements for acceptance of brokered deposits, except that pass-through insurance coverage will be provided for employee benefit plan deposits in institutions which at the time of acceptance of the deposit meet all applicable regulatory capital requirements and send written notice to their depositors that their funds are eligible for pass-through deposit insurance. Although eligible to do so, CTC, BWM and FBT do not accept brokered deposits.

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

ACTIVITIES AND INVESTMENTS OF INSURED STATE BANKS. FDICIA provides that FDIC-insured state banks such as CTC, BWM and FBT may not engage as a principal, directly or through a subsidiary, in any activity that is not permissible for a national bank unless the FDIC determines that the activity does not pose a significant risk to the BIF, and the bank is in compliance with its applicable capital standards. In addition, an insured state bank may not acquire or retain, directly or through a subsidiary, any equity investment of a type, or in an amount, that is not permissible for a national bank.

Subject to certain limited exceptions, the foregoing provisions of FDICIA prohibit insured state banks such as CTC, BWM and FBT or any subsidiary of such insured state banks from retaining or acquiring equity investments. However, under an exception in the statute, an insured state bank that (i) is located in a state such as Vermont or Massachusetts which authorized, as of September 30, 1991, state banks to invest in common or preferred stock listed on a national securities exchange ("listed stock") or shares of an investment company registered under the Investment Company Act of 1940 ("registered shares") and
(ii) during the period beginning September 30, 1990 and ending on November 26, 1991 made or maintained investments in listed stocks and registered shares, may retain whatever listed stock or registered shares it lawfully acquired or held prior to December 19, 1991 and may continue to acquire listed stock or registered shares which may not exceed, taken together in the aggregate, 100% of the bank's Tier 1 Capital. In order to acquire or retain any listed stock or registered shares under this exception, the bank must file a one-time notice with the FDIC containing specified information, and the FDIC must determine that acquiring or retaining the listed stock or registered shares will not pose a significant risk to the BIF. Any such approval may be subject to whatever conditions or restrictions the FDIC determines to be necessary or appropriate and will terminate with respect to further acquisitions of listed stock or registered shares if the bank or its holding company experiences a change in control and in certain other circumstances. CTC filed the one-time notice with the FDIC and the FDIC did not object.

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

DEPOSITOR PRIORITY STATUTE. The FDI Act provides that, in the liquidation or other resolution by any receiver of a bank insured by the FDIC, the claims of depositors have priority over the general claims of other creditors. Hence, in the event of the liquidation or other resolution of a banking subsidiary of the Company, the general claims of the Company as creditor of such banking subsidiary would be subordinate to the claims of the depositors of such banking subsidiary, even if the claims of CC were not by their terms so subordinated. In addition, this statute may, in certain circumstances, increase the costs to banks of obtaining funds through non-deposit liabilities.

INTERSTATE BANKING AND BRANCHING. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal Act") provides that an adequately capitalized and managed bank holding company may (with Federal Reserve Board approval) acquire control of banks outside its principal state of operations, without regard to whether such acquisitions are permissible under state law. States may, however, limit the eligibility of banks to be acquired by an out-of-state bank holding company to banks in existence for a minimum period of time (not in excess of five years). No bank holding company may make an acquisition outside its principal state of operations which would result in it controlling more than 10% of the total amount of deposits of all insured depository institutions in the United States, or 30% or more of the total deposits of insured depository institutions in any state (unless such limit is waived, or a more restrictive or permissible limit is established, by a particular state). In addition, beginning June 1, 1997, banks may branch across state lines either by merging with banks in other states or by establishing new branches in other states. The date relating to interstate branching through mergers may be accelerated by any state. The provision relating to establishing new branches in another state requires a state's specific approval. Effective in 1996, the Vermont and Massachusetts legislatures adopted legislation to accelerate the effective date of interstate branching through mergers (that is, to "opt-in early"). Since 1990, Massachusetts has had nationwide reciprocal interstate banking legislation permitting out-of-state banks to conduct banking operations in that state both by mergers and by establishing new banks, subject to the reciprocity requirements that banks from another state may acquire banks in Massachusetts only if Massachusetts banks may conduct banking operations in that state. CC is unable to predict the ultimate impact of this interstate banking legislation on it or its competitors.

The United States Congress has periodically considered and adopted legislation which has resulted in and could result in further regulation or deregulation of both banks and other financial institutions. Such legislation could place the Company, CTC, BWM, FBT or CCC in more direct competition with other financial institutions, including mutual funds, securities brokerage firms and investment banking firms. No assurance can be given as to whether any additional legislation will be enacted or as to the effect of such legislation on the business of the Company, CTC, BWM, FBT or CCC.

EMPLOYEES

The Company and its subsidiaries on December 31, 1996 employed 944 persons, with a full-time equivalency of 877 employees. The Company enjoys good relations with its employees. A variety of employee benefits, including health, group life and disability income replacement insurance, a funded, non-contributory pension plan, and an incentive savings and profit sharing plan, are available to qualifying officers and employees.

SELECTED STATISTICAL INFORMATION

Certain consolidated financial data about the business of the Company is contained on pages 13 to 53 of the Company's 1996 Annual Report to Stockholders which is attached hereto as Exhibit 13.

ITEM 2
PROPERTIES

The Company's principal banking subsidiary, CTC, operates banking facilities in 36 locations in Vermont. The offices of the Company are located in the main office of the CTC, which occupied all of the five-floor Chittenden Building at Two Burlington Square in Burlington as of December 31, 1996. The Chittenden Building is owned by CTC.

BWM and FBT both operate banking facilities in Massachusetts; BWM operating 6 locations and FBT operating 6 locations. CCC operates 2 mortgage company facilities in Connecticut. The offices of CTC, BWM, FBT and CCC are in good physical condition with modern equipment and facilities considered adequate to meet the banking needs of customers in the communities serviced.

ITEM 3
LEGAL PROCEEDINGS

A number of legal claims against the Company arising in the normal course of business were outstanding at December 31, 1996. Management, after reviewing these claims with legal counsel, is of the opinion that these matters, when resolved, will not have a material effect on the consolidated financial statements.

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters.

                                    PART II

ITEM 5
MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information regarding the market in which the Company's common stock is traded, and the quarterly high and low bid quotations for the Company's common stock during the past five years are included in the Company's 1996 Annual Report to Stockholders on page 57, and is attached hereto as Exhibit 13. The approximate number of stockholders at February 28, 1997 was 3,147. Note 8 of the Consolidated Financial Statements appearing on page 28 of the Company's 1996 Annual Report to Stockholders contains a discussion of restrictions on dividends and is attached hereto as Exhibit 13.

Beginning October 17, 1996 through December 30, 1996, there were eight transactions in which 27,171 shares of the Company's common stock were issued pursuant to the 1993 Stock Option Plan (The SOP ). The SOP provides an opportunity for key employees of the Company to purchase the Company's common stock at stated exercise prices. Options exercised during the fourth quarter had exercise prices ranging from $3.97 to $14.80 per share, with a weighted average price of $9.20 per share. The Company received cash in the amount of $249,952 from these transactions. The Company relies on Section 4 (2) of the Securities Act of 1933 for exemption from registration. The Company anticipates filing a Registration Statement on Form S-8 in the second quarter of 1997 covering the shares of the Company's common stock issued and issuable pursuant to the SOP.

ITEM 6
SELECTED FINANCIAL DATA

A five-year summary of selected consolidated financial data for the Company and its subsidiaries is included on page 40 of the Company's 1996 Annual Report to Stockholders and is attached hereto as Exhibit 13.

ITEM 7
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is included on pages 41 to 53 of the Company's 1996 Annual Report to Stockholders and is attached hereto as Exhibit 13.

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and its subsidiaries appear in the Company's 1996 Annual Report to Stockholders at the pages indicated and are attached hereto as Exhibit 13:

Report of Independent Public Accountants                         Page  39

Consolidated Balance Sheets at
December 31, 1996 and 1995                                       Page  13

Consolidated Statements of Income for the
Years Ended December 31, 1996, 1995, and 1994                    Page  14

Consolidated Statements of Changes in
Stockholders' Equity for the Years Ended
December 31, 1996, 1995, and 1994                                Page  15

Consolidated Statements of Cash Flows for
the Years Ended December 31, 1996, 1995,
and 1994                                                         Page  16

Notes to Consolidated Financial Statements                       Pages 17-38

ITEM 9
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable


                                      PART III

ITEM 10
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors and director-nominees of the Registrant is included in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders at pages 5-10, and is specifically incorporated herein by reference.

At December 31, 1996, the principal officers of the Company and its principal subsidiary, CTC, with their ages, positions, and years of appointment, were as follows:

                             YEAR
NAME AND AGE                 APPOINTED                POSITIONS
--------------------------------------------------------------------------------

Barbara W. Snelling, 69      1990            Chair of the Company and CTC

Paul A. Perrault, 45         1990            President and Chief Executive
                                             Officer of the Company and CTC

Lawrence W. DeShaw, 50       1990            Executive Vice President of the
                                             Company and CTC

John W. Kelly, 47            1990            Executive Vice President of the
                                             Company and CTC

Kirk W. Walters, 41          1996            Executive Vice President, Chief
                                             Financial Officer, and Treasurer of
                                             the Company and CTC

F. Sheldon Prentice, 46      1985            Senior Vice President, General
                                             Counsel, and Secretary of the
                                             Company and CTC

John P. Barnes, 41           1990            Senior Vice President of the
                                             Company and CTC

Danny H. O'Brien, 46         1990            Senior Vice President of the
                                             Company and CTC

Howard L. Atkinson, 52       1996            Chief Auditor, CTC

-------------------------------------------------------------------------------

All of the current officers, except Mr. Walters and Mr. Atkinson, have been principally employed in executive positions with CTC for more than five years.

In accordance with the provisions of the Company's By-Laws, the officers, with the exception of the Secretary, hold office at the pleasure of the Board of Directors. The Secretary is elected annually by the Board of Directors.

ITEM 11
EXECUTIVE COMPENSATION

Information regarding remuneration of the directors and officers of the Company is included in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders at pages 11-19 and is specifically incorporated herein by reference.

ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding the security ownership of directors and director-nominees of the Company, all directors and officers of the Company as a group, and certain beneficial owners of the Company's common stock, as of January 31, 1997, is included in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, at pages 4-10, and is specifically incorporated herein by reference.

There are no arrangements known to the registrant which may, at a subsequent date, result in a change of control of the registrant.

ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and transactions between the Company and its Directors, Director-Nominees, Executive Officers, and family members of these individuals, is included in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders at page 20, and is specifically incorporated herein by reference.

                                    PART IV
ITEM 14
EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)

(1)  FINANCIAL STATEMENTS

The financial statements of the Company and its subsidiaries appear in the Company's 1996 Annual Report to Stockholders at the pages indicated in Item 8, and are attached hereto as Exhibit 13.

(2)  FINANCIAL STATEMENT SCHEDULES

There are no financial statement schedules required to be included in this report.

(3)  EXHIBITS

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

3.04 Amendment to the By-Laws of the Company, dated November 15, 1995, incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

3.1 Articles of Association of the Company, as amended, incorporated herein by reference to the Proxy Statement for the 1994 Annual Meeting of Stockholders.

4. Statement of the Company regarding its Dividend Reinvestment Plan is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

10.1 Directors' Deferred Compensation Plan, dated April 1972, as amended May 20, 1992, incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

10.2 Pension Plan of CTC, incorporated herein by reference to the Company's Annual Report on form 10-K for the year ended December 31, 1994, as amended on March 15, 1995 and December 20, 1995, and incorporated herein by reference to the Company's Annual Report on form 10-K for the year ended December 31, 1995, and December 20, 1996 attached to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10.3 Incentive Savings and Profit Sharing Plan, attached to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, as amended for the year ended December 31, 1995.

10.4 Letter from the Company to Paul A. Perrault, dated July 26, 1990, regarding terms of employment, incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

10.5 The Company's 1988 Stock Option Plan, incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

10.6 The Company's Restricted Stock Plan, incorporated herein by reference to the Company's Proxy Statement in connection with the 1986 Annual Meeting of Stockholders.

10.7 Registration Statement under The Securities Act of 1933 on form S-8 dated February 27, 1996, incorporated herein by reference.

10.8 Executive Management Incentive Compensation Plan ("EMICP"), incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

10.9 Amendment to EMICP to increase cap on awards from 60% to 100% of base salary.

10.10 The Company's Stock Incentive Plan, dated January 1, 1993, incorporated herein by reference to the Company's Proxy Statement for the 1993 Annual Meeting of Stockholders.

10.11    Compensation plan of Paul A. Perrault.

10.12    Supplemental Executive Retirement Plan of Paul A. Perrault.

13.      The Company's 1996 Annual Report to Stockholders.

21.      List of subsidiaries of the Registrant.

23.      Consent of Arthur Andersen LLP

27.      Financial Data Schedule

(b)  REPORTS ON FORM 8-K

A report was filed by the Company on Form 8-K December 20, 1996 in connection with the Company's hiring of Kirk W. Walters as Executive Vice President, Chief Financial Officer and Treasurer.

                                  EXHIBITS
(c)

EXHIBIT 10.2
BOARD OF DIRECTORS RESOLUTION RENAMING THE PENSION PLAN FOR EMPLOYEES OF THE CHITTENDEN CORPORATION TO THE "CHITTENDEN PENSION ACCOUNT PLAN" AND AMENDING THE PLAN TO A CASH BALANCE ACCOUNT TYPE PLAN.

EXHIBIT 10.9
AMENDMENT TO EMICP TO INCREASE CAP ON AWARDS FROM 60% TO 100% OF BASE SALARY.

EXHIBIT 10.11
COMPENSATION PLAN OF PAUL A. PERRAULT

EXHIBIT 10.12
SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN OF PAUL A. PERRAULT

EXHIBIT 13
CHITTENDEN'S 1996 ANNUAL REPORT HAS BEEN FILED AS AN EXHIBIT

EXHIBIT 21
LIST OF SUBSIDIARIES OF CHITTENDEN CORPORATION

Chittenden Trust Company, Vermont, d/b/a Chittenden Bank, Mortgage Service Center of New England and CUMEX Mortgage Service Center

The Bank of Western Massachusetts, Massachusetts

Flagship Bank and Trust Company, Massachusetts

Chittenden Connecticut Corporation, Vermont, d/b/a Mortgage Service Center of New England and CUMEX Mortgage Service Center

EXHIBIT 23
CONSENT OF ARTHUR ANDERSEN LLP HAS BEEN FILED AS AN EXHIBIT

EXHIBIT 27
FINAICIAL DATA SCHEDULE HAS BEEN FILED AS AN EXHIBIT

EXHIBIT 10.2

                             CHITTENDEN CORPORATION

                          BOARD OF DIRECTORS RESOLUTION
                         AUTHORIZING THE ADOPTION OF THE
                         CHITTENDEN PENSION ACCOUNT PLAN
                            EFFECTIVE JANUARY 1, 1996


     WHEREAS, Chittenden Corporation (the "Principal Employer") heretofore adopted the Pension Plan for Employees of the Chittenden Corporation (the "Plan"); and

     WHEREAS, the Principal Employer desires to amend and restate the plan to reflect changing employee retirement objectives; and

     WHEREAS, the Principal Employer is permitted to amend the Plan at any time by means of a resolution of the Board of Directors;

     NOW, THEREFORE, the Board of Directors, at a meeting held on September 20, 1995 and at which a quorum was present and acting throughout, hereby authorizes the Principal Employer to rename the Plan and to amend and restate the Plan as follows:

     Effective January 1, 1996, the Plan shall be renamed the "Chittenden Pension Account Plan". The Plan shall be amended to a cash balance account type plan. All benefits that accrued under the Plan as in effect immediately prior to January 1, 1996, shall be converted to an actuarial equivalent opening account balance under the Plan and shall further serve as the minimum retirement benefit for an individual covered under the Plan as of January 1, 1996.

     The Plan shall be further amended to recognize the incorporation of a previously eligible employee group. Effective as of October 7, 1996, the Chittenden Connecticut Corporation shall become an "Employer" as defined under the terms of the Plan. Employees of such corporation shall continue to be eligible to participate in and accrue benefits under the terms of the Plan without interruption.

     The Principal Employer is further authorized to take whatever action is necessary and appropriate to effect the amendment and restatement of the Plan. A summary of the principal provision of the amended Plan are documented in the attached summary.

     IN WITNESS WHEREOF, the Board of Directors has caused this instrument to be executed by its officer duly authorized and its corporate seal to be hereunto affixed as of the 20th day of December, 1996.

                                        CHITTENDEN CORPORATION

                                        By:   /s/F. Sheldon Prentice
                                                 F. Sheldon Prentice
                                                 SVP, General Counsel
                                                 & Secretary

ATTEST:   /s/Eugenie J. Fortin

(CORPORATE SEAL)


EXHIBIT 10.9
FIRST AMENDMENT

This Amendment effective March 20, 1996 shall amend the Chittenden Corporation Executive Management Incentive Compensation Plan (the "Plan") as follows:

1. Paragraph "a" of Section II of the Plan is hereby deleted in its entirety and is replaced by the following paragraph:

          a. Adjusted Earnings means the earnings per share or return on equity, as the case may be, calculated based on the actual after tax profit of the Company as published, recognizing amounts awarded under this Plan, but excluding
          (i) gains or losses from sales of assets not in the normal course of business and exceeding $50,000 per year in the aggregate, and (ii) gains or losses as a result of securities transactions.

2. The reference to 60% in Paragraph "h" of Section II of the Plan shall be changed to 100% and said Paragraph "h" of Section II shall now read as follows:

          h. Incentive Award means bonuses ranging from 0% to 100% in such percentages as shall be designated annually by the President of the Company, with approval of the Board.

3. Paragraph "l" of Section II of the Plan is hereby deleted in its entirety and is replaced by the following paragraph:

          l. Profit Goal means the performance target of the Company established each year by the Board for the then current Plan Year as measured by the level of earnings per share and return on equity of the Company. Each year the Board shall establish for the then current Plan Year the targeted level of earnings per share and the targeted level of return on equity. To the extent that either of these targets is met, the performance target will be achieved. The calculation of earnings per share and return on equity shall be based on after-tax profit of the Company, computed according to generally accepted accounting principles, consistently applied, recognizing amounts awarded under this Plan but excluding (i) gains or losses from sales of assets not in the normal course of business and exceeding $50,000 per year in the aggregate, and (ii) gains or losses as a result of securities transactions.

4. All terms of the Plan not expressly amended herein shall remain in full force and effect.

This Amendment shall be effective as of March 20, 1996.

ATTEST:

CHITTENDEN CORPORATION

By:     S/F. SHELDON PRENTICE                          S/SARAH P. MERRITT
                                                       Witness
Title:  SVP, GENERAL COUNSEL AND SECRETARY


EXHIBIT 10.11

                                     PAUL A. PERRAULT
                                     COMPENSATION PLAN
                                       June 19, 1996


             1.   Base Salary:        Increase in 1996 to $250,000 and in
             1997 to $300,000, effective one and two years, respectively, from date of last increase.

             2.   EMCIP:    The following changes have already been
             implemented:

                  -    Increase cap to 100% of salary
                  -    Payments all in cash
                  - Flexibility in payment of deferred portion of award

             3.   Cash Bonus Plan:    If (i) the Corporation's net income
             (calculated after making an accrual for the amount payable pursuant to this plan) exceeds a specified ROE and (ii) the year-to-year increase in EPS is at least 10 percent, a cash bonus (subject to a cap of 100% of base salary) will be paid based upon a percentage of earnings in excess of such earnings as equate to the specific ROE, as follows:

                                          Bonus % on
                                          earnings is
             If ROE is:                   excess of 15% ROE:
             ------------                 -------------------
               15 - 17%                           2%

                    17% +                         5%

             For example, assume average equity of $170 million (est.) and 12.5 million (est.) shares outstanding:

                                                Earnings in
    Earnings       EPS       ROE       excess of 15%  %    Amount
    -----------------------------------------------------------------------
    $25 million    $2.00     14.70%    $  -------         2%      $ ------
    $26 million    $2.08     15.29%    $  500,000         2%      $ 10,000
    $27 million    $2.16     15.88%    $1,500,000         2%      $ 30,000
    $28 million    $2.24     16.47%    $2,500,000         2%      $ 50,000
    $30 million    $2.40     17.64%    $4,500,000         5%      $225,000

             This plan is subject to annual review.

             4. Stock Options: Options will be granted to purchase 150,000 shares, 50,000 vesting annually June 19, 1997, June 19, 1998 and June 19, 1999. The option price will be as follows:

                  Date of Vesting                    Price
                  ---------------               -------------------
                  June 1, 1997        June 19, 1996 price
                  June 1, 1998        20% in excess of June 19, 1996 price
                  June 1, 1999        30% in excess of June 19, 1996 price

             Options must be exercised within five years of date of vesting, or, if employment is terminated, within 60 days of termination.

             In the event of a "change in control," all options will vest immediately.

             Example based upon a current price of $22 per share, 10% per year increase in market price of stock and exercise of options five years after vesting:

                  Option         Price at       Gain per       Total
                  Price          exercise       share          gain
                  -------------------------------------------------------
                  $22.00         $38.97         $16.97      $  848,500
                  $26.40         $42.52         $16.12      $  806,000
                  $28.60         $46.06         $17.46      $  873,000
                                                          ---------------
                                                            $2,527,500

                  Market capitalization, June 19, 1996 to June 19, 2004:

                  12.5 million shares @ $22/share         $275,000,000
                  12.5 million shares @ $47/share         $587,500,000
                  Increase                                $312,500,000
                  Paul's gain                             $  2,527,500
                  Gain as percentage of increase                  .81%

             5. LTD: In the event of permanent disability resulting in termination of employment, a monthly benefit will be paid through age 60 based upon 60 percent of base salary at the time of disability.


                                  By:      /s/  James C. Pizzagalli
                                           ------------------------
                                                 James C. Pizzagalli

EXHIBIT 10.12
SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN OF PAUL A. PERRAULT

                     SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

                                   I. Purpose

Chittenden finds it desirable to create a non-qualified supplemental retirement plan for it Chief Executive Officer to: (1) offset the effect of certain regulatory restrictions on contributions to a qualified pension plan, and (2) recognize that the Chief Executive Officer may have an insufficient working career at Chittenden to realize a pension benefit that is an acceptable portion of the Chief Executive's working salary and benefits. To compensate for these factors and to reward a Chief Executive's performance, Chittenden will create a Supplemental Pension for the Chief Executive under the terms and conditions contained herein.

                                 II. Definitions

     (a) Accrued Benefit shall mean all sums allocated in prior years including interest credited thereon pursuant to Section IV.
     (b)  Board shall mean the Board of Directors of the Chittenden Corporation.
     (c)  Chief Executive Officer shall mean Paul Perrault.
     (d)  Chittenden shall mean Chittenden Corporation.
     (e) Code shall mean the Internal Revenue Code of 1986, as amended from time to time.
     (f) Disability shall mean a total or permanent condition which qualifies the Chief executive Officer to receive full Social Security Benefits.
     (g) ERISA shall mean the Employee Retirement Income Security Act of 1974, as amended from time to time.
     (h) Gross Salary shall mean the total of all salary, benefits, and bonuses paid to the CEO by the Corporation or its subsidiaries and reported in box 1 ("wages, tips, other compensation") of form W-2 together with that portion of compensation not reported in box 1 of the form W-2 (i.e. Flexible Medical/Dental premiums, Health Care/Dependent Care Flexible spending accounts and 401k contributions).
     (i)  Plan shall mean this Supplement Executive Retirement Plan.
     (j) ROE shall mean return on average common shareholders' equity calculated on an annual basis as of 12/31.

                             III. Plan Construction

This is a defined contribution, non-qualified retirement plan. This means that Chittenden will allocate a specific amount to a notional account calculated in accordance with Paragraph IV below but the Plan will not pay a specific benefit. Further, this Plan is intended to be a Top Hat Plan under ERISA and benefits under the plan are not protected by the Pension Benefit Guaranty Corporation. Any assets funding the Plan are subject to the claims of the general creditors of Chittenden.

                                 IV. Allocations

Allocations to the Plan shall be made on an annual basis each January. The amount of the allocation shall be a certain percentage of gross salary based on the ROE of Chittenden as of December 31st of each year determined in accordance with the following schedule:

     ROE %                                   % Of Gross Salary
   --------                                 -------------------
     10                                            6.68
     11                                           10.68
     12                                           14.69
     13                                           18.69
     14                                           22.70
     15                                           26.70
     16                                           29.37
     17                                           32.04
     18                                           34.71
     19                                           37.38
     20                                           40.05

Should attained ROE in any given year be a partial percentage, it shall be rounded to the nearest .5% and the annual contribution shall be interpolated accordingly.

An allocation shall be made each year that the minimum ROE is met and the Chief Executive remains employed with Chittenden in a full time capacity. The Board, at its sole discretion, may amend the above schedule at any time.

                             V. Interest Calculation

Accrued balances shall earn interest based upon Chittenden's average yield on earning assets. Such earnings shall be computed on an annual basis based upon the preceding year's average yield on earning assets and calculated on the December 31st balance plus any award for the current year. For example, interest earned for 1995 would be calculated by multiplying the December 31st, 1994 balance, plus any award granted based upon 1994 performance, times the 1994 average yield on earning assets.

                                VI. Distributions

Distributions from the Plan shall begin when the Chief Executive retires directly from active employment at or after reaching the age of 55. Distributions of the accrued benefit shall be made on a schedule of monthly, annual or lump sum payments. Such selection must be made at least 12 months prior to the actual separation.

All accrued contributions shall be forfeited if the Chief Executive ceases employment prior to age 55. Not withstanding the foregoing, accrued contributions shall be distributed to the Chief Executive or his designated beneficiary in the event of his death or disability or at the discretion of the Board.

Distributions to a designated beneficiary or beneficiaries upon the Chief Executive's death shall be as a lump sum.

                           VII. Successor Obligations

Not withstanding the provisions of section VIII, in the event of a merger or acquisition in which Chittenden shall cease to exist as a distinct entity or a change of control as defined in a certain agreement between Chittenden Bank and Paul Perrault dated July 26, 1990, the surviving organization shall have no obligation or requirement to make continuing contributions under the terms of this Plan; provided however, such surviving Corporation shall remain liable to the Chief Executive for all sums accrued prior to the merger or acquisition regardless of his age at the time of this event. Interest as defined in Section V shall continue to accrue on the undistributed balance. Such sums shall be payable at the time of termination or retirement, whether prior or subsequent to the attainment of age 55.

                      VIII. Plan Amendment and Termination

Chittenden or its successors and assigns may amend or terminate this plan at any time at its discretion. All sums accrued for the benefit of the Chief Executive to the date of plan termination shall remain due and payable in accordance with this Plan. In the event that the Plan is amended or terminated all sums accrued as of such date shall not be reduced and shall remain due and payable under the terms of the Plan. Interest as defined in Section V shall continue to accrue on the undistributed balance.

                               IX. Effective Date

This plan shall be effective on January 1, 1993.

IN WITNESS WHEREOF, this Supplemental Executive Retirement Plan has been adopted and approved by the Board of Directors of the Chittenden Corporation and is executed on behalf of the Corporation this 15th day of June, 1994 by Barbara Snelling, Chair and Sarah Merritt, Senior Vice President and Human Resources Director.

                                        CHITTENDEN CORPORATION

                                        By:     /s/  Barbara W. Snelling
                                                     Barbara W. Snelling
                                                     Chair

                                        By:     /s/ Sarah P. Merritt
                                                    Sarah P. Merritt
                                                    Senior Vice President
                                                    And Duly Authorized Agent

IN THE PRESENCE OF:

 /s/ F. Sheldon Prentice
     F. Sheldon Prentice
     Corporate Secretary

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 19, 1997               CHITTENDEN CORPORATION
                                    BY:  /S/ PAUL A. PERRAULT
                                             Paul A. Perrault
                                             President, Chief Executive Officer
                                             and Director

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                TITLE                             DATE
-------------------------------------------------------------------------------
/s/ Barbara W. Snelling     Chair of the Board of Directors          03-22-97

/s/ Paul A. Perrault        President, Chief Executive Officer
                            and Director                             03-19-97

/s/ Kirk W. Walters         Executive Vice President, Chief
                            Financial Officer and Treasurer
                            (principal accounting officer)           03-19-97

/s/ Frederic H. Bertrand    Director                                 03-19-97

/s/ David M. Boardman       Director                                 03-19-97

/s/ Paul J. Carrara         Director                                 03-19-97

/s/ Lyn Hutton              Director                                 03-19-97

/s/ Philip A. Kolvoord      Director                                 03-19-97

/s/ James C. Pizzagalli     Director                                 03-19-97

/s/ Pall D. Spera           Director                                 03-19-97

Martel D. Wilson, Jr.       Director