Form 10-Q
period 1997-03-31
CHITTENDEN CORP /VT/
filed 1997-05-14
CIK 200138

May 14, 1997

Securities and Exchange Commission
450 5th Street
Washington, D. C. 20549

RE:  CHITTENDEN CORPORATION QUARTERLY REPORT (ON FROM 10-Q)
     REGISTRATION NO. 0-7974

To Whom It May Concern:

Pursuant to the requirements of Rule 13a-13 under the Securities Exchange Act of 1934, there is appended to this transmittal, an electronic file of the quarterly report for the three months ended March 31, 1997 (on Form 10-Q) of Chittenden Corporation, Two Burlington Square, Burlington, Vermont 05401.

If you have any questions concerning this quarterly report, please telephone the undersigned at (802) 660-1410.

Kindly acknowledge receipt of this letter by Compuserve E-Mail.

Sincerely,

CHITTENDEN CORPORATION

S/F. SHELDON PRENTICE, SECRETARY




                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

        X   Quarterly Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934
              For Three Months Ended March 31, 1997
                                or
           Transition Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934
    For the transition period from ____________to____________


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

                                                  YES  X            NO

At March 31, 1997 there were 12,692,237 shares of the Corporations's $1.00 par value common stock issued, with 12,152,863 shares outstanding.