Form 10-Q
period 1997-06-30
CHITTENDEN CORP /VT/
filed 1997-08-13
CIK 200138

August 13, 1997

     Securities and Exchange Commission
     450 5th Street
     Washington, D. C. 20549

     RE:  CHITTENDEN CORPORATION QUARTERLY REPORT (ON FROM 10-Q)
          REGISTRATION NO. 0-7974

     To Whom It May Concern:

     Pursuant to the requirements of Rule 13a-13 under the Securities Exchange Act of 1934, there is appended to this transmittal, an electronic file of the quarterly report for the three months ended June 30, 1997 (on Form 10-
     Q) of Chittenden Corporation, Two Burlington Square, Burlington, Vermont 05401.

     If you have any questions concerning this quarterly report, please telephone the undersigned at (802) 660-1410.

     Kindly acknowledge receipt of this letter by Compuserve E-Mail.

     Sincerely,

     CHITTENDEN CORPORATION

     S/F. SHELDON PRENTICE, SECRETARY