Form 10-Q
period 1997-09-30
CHITTENDEN CORP /VT/
filed 1997-11-13
CIK 200138

November 13, 1997

Securities and Exchange Commission
450 5th Street
Washington, D. C. 20549

RE:  CHITTENDEN CORPORATION QUARTERLY REPORT (ON FROM 10-Q)
     REGISTRATION NO. 0-7974

To Whom It May Concern:

Pursuant to the requirements of Rule 13a-13 under the Securities Exchange Act of 1934, there is appended to this transmittal, an electronic file of the quarterly report for the three months ended September 30, 1997 (on Form 10-Q) of Chittenden Corporation, Two Burlington Square, Burlington, Vermont 05401.

If you have any questions concerning this quarterly report, please telephone the undersigned at (802) 660-1410.

Kindly acknowledge receipt of this letter by Compuserve E-Mail.

Sincerely,

CHITTENDEN CORPORATION

S/F. SHELDON PRENTICE, SENIOR VICE PRESIDENT,
     GENERAL COUNSEL AND SECRETARY