Form 10-K
period 1997-12-31
CHITTENDEN CORP /VT/
filed 1998-03-09
CIK 200138

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ----------------
                                   FORM 10-K
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee
    Required) For the Fiscal Year Ended December
    31, 1997

                        or

[  ] Transition Report Pursuant to Section 13 or
     15(d) of the Securities Exchange Act of 1934
     (No Fee Required) for the transition period
     from      to

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

  Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K [ ].

  The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant, on February 27, 1998 as reported on NYSE, was $472,346,917.

  At February 27, 1998, there were 14,405,671 shares of the Registrant's common stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

1. Proxy Statement for 1998 Annual Meeting of Registrant's Stockholders: Part III, Items 10, 11, 12, 13.

  This Form 10-K contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those projected in the forward-looking statements as a result, among other factors, of changes in general, national or regional economic conditions, changes in loan default and charge-off rates, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in interest rates, and changes in the assumptions used in making such forward-looking statements.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1 BUSINESS

  Chittenden Corporation (the "Company" or "CC"), a Vermont corporation organized in 1971, is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. At December 31, 1997, the Company had total consolidated assets of $1,977,150,000. The Company is the holding company parent and owns 100% of the outstanding common stock of Chittenden Trust Company ("CTC"), Flagship Bank and Trust Company ("FBT"), The Bank of Western Massachusetts ("BWM") (collectively "The Banks") and Chittenden Connecticut Corporation ("CCC"), a non-bank mortgage company.

  Through its subsidiaries, the Company offers a variety of lending services, with loans and leases totaling $1,399,138,000 at December 31, 1997. The largest loan category is commercial loans, including those secured by commercial real estate, and others made to a variety of businesses, including retail concerns, small manufacturing businesses, larger corporations, other commercial banks, and to political subdivisions in the U.S. Commercial loans amounted to 49% of the total loans outstanding at December 31, 1997. Loans secured by residential properties, including closed-ended home equity loans comprised 27% of total loans outstanding at December 31, 1997. The Company underwrites substantially all of its residential mortgages based upon secondary market standards and sells substantially all of its fixed-rate residential mortgage loans on a servicing-retained basis. Variable or adjustable rate mortgage loans are typically held in portfolio. The remaining real estate loans, which are 1% of total loans outstanding at December 31, 1997, are construction loans secured by residential and commercial land under development.

  Consumer loans outstanding at December 31, 1997 were 17% of total loans. These include direct and indirect installment loans, auto leases, and revolving credit which accounted for 3%, 7%, 2% and 5% of total loans respectively. Revolving home equity loans as a separate group amounted to 6% of loans at December 31, 1997. These loans are generally underwritten based upon the same standards as first mortgages.

  The Company's lending activities are conducted primarily in Vermont and Massachusetts, with additional activity related to nearby market areas in Quebec, New York, New Hampshire, Maine and Connecticut. In addition to the portfolio diversification described above, the loans are diversified by borrowers and industry groups. In making commercial loans, the Banks occasionally solicit the participation of other banks and other financial investors. The Company, through its subsidiaries, also occasionally participates in loans originated by other banks. Certain of the Company's commercial loans are made under programs administered by the Vermont Industrial Development Authority, the U.S. Small Business Administration, the U.S. Farmers Home Administration or other local government agencies within the Company's market. Loan terms include repayment guarantees by the agency involved in varying amounts up to 90% of the original loan.

  The Banks offer a wide range of banking services, including the acceptance of demand, savings, and time deposits. As of December 31, 1997, total interest-bearing deposits and noninterest-bearing demand deposits amounted to $1,454,990,000 and $302,555,000 respectively. The Banks also provide personal trust services, including services as executor, trustee, administrator, custodian and guardian. Corporate trust services are also provided, including services as trustee for pension and profit sharing plans. Asset management services are provided with both personal and corporate trust services. Trust administered assets totaled $2.8 billion at December 31, 1997.

  The Company offers data processing services consisting primarily of payroll and automated clearing house for several outside clients. Financial and investment counseling is provided to municipalities and school districts within the Company's service area, as well as central depository, lending, payroll, and other banking services for such customers. The Banks offer a variety of other services including safe deposit facilities, MasterCard and VISA credit card services, credit card processing, and certain non-deposit, investment products through a dual-employee contractual relationship with Fiserv Investor Services, Inc.

  The Company's principal executive offices are located at Two Burlington Square, Burlington, Vermont 05401; telephone number: 802-658-4000.

CHITTENDEN TRUST COMPANY

  CTC was chartered by the Vermont Legislature as a commercial bank in 1904. It is the second largest bank in Vermont, based on total assets of $1,384,526,000 and total deposits of $1,227,624,000 at December 31, 1997.
CTC's principal offices are in Burlington, Vermont and it has 35 additional locations in Vermont, of which three are free standing automated teller machines ("ATM's"). (See Item 2, "Properties"). All of these offices use the trade name "Chittenden Bank".

  On May 31, 1997, Chittenden Bank acquired certain assets and assumed certain liabilities of The Pomerleau Agency. The Pomerleau Agency offers various insurance related products including: personal, commercial and life/health policies, as well as specialized coverages and a consulting and risk management service.

THE BANK OF WESTERN MASSACHUSETTS

  BWM was chartered by the Commonwealth of Massachusetts as a commercial bank in 1986. At December 31, 1997, BWM had total assets of $270,484,000 and total deposits of $235,533,000. BWM's principal offices are in Springfield, Massachusetts and it has four additional locations in the greater Springfield, Massachusetts area.

FLAGSHIP BANK AND TRUST COMPANY

  FBT was chartered by the Commonwealth of Massachusetts as a commercial bank in 1986. At December 31, 1997, FBT had total assets of $327,483,000 and total deposits of $301,921,000. FBT's principal offices are in Worcester, Massachusetts and it has five additional locations in the greater Worcester, Massachusetts area.

CHITTENDEN CONNECTICUT CORPORATION

  CCC was chartered by the State of Vermont as a mortgage company in 1996 and its principal offices are in Burlington, Vermont. CCC has additional offices in Brattleboro, Vermont and Southbury, Connecticut (See Item 2, "Properties"). CCC's primary business is the origination of conforming residential real estate mortgage loans for resale to the secondary market. CCC originates these loans for resale through correspondent relationships with credit unions and through other mortgage brokers in the state of Connecticut who receive loan applications. These applications are underwritten by CTC in Vermont based upon secondary market standards and then sold. In addition, CCC uses brokers that are directly employed by and working through various financial institutions in Connecticut.

ECONOMY

  The New England economy showed signs of continued improvement in 1997. Retail sales improved along with increases in both housing permits and new construction contracts. New England unemployment levels also continued to decrease. The ability and willingness of the Company's borrowers to honor their repayment commitments are impacted by many factors, including prevailing market interest rates and the level of overall economic activity within the borrowers' geographic area.

COMPETITION

  There is vigorous competition in the Company's marketplace for all aspects of banking and related financial service activities presently engaged in by the Company and its subsidiaries.

  In the retail financial services market, competitors include other banks, credit unions, finance companies, thrift institutions and, increasingly, brokerage firms, insurance companies, and mortgage loan companies. Money market deposit accounts and short-term flexible-maturity certificates of deposit offered by the Banks compete with investment account offerings of brokerage firms and with new products offered by insurance companies. The Company also competes for personal and commercial trust business with investment advisory firms, mutual funds, and insurance companies.

  CTC competes with Vermont banks and metropolitan banks based in southern New England and New York City to provide commercial banking services to businesses. Many of these out-of-state banks have greater financial resources than those of Vermont banks and are actively seeking financial relationships with promising Vermont enterprises. BWM and FBT compete with other financial institutions in their respective franchises of Springfield and Worcester Massachusetts.

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

 Regulation of the Company

  General. As a corporation incorporated under Vermont law, the Company is subject to regulation by the Secretary of the State of Vermont and the rights of its stockholders are governed by Vermont corporate law. As a bank holding company, the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). Under the BHC Act, bank holding companies generally may not acquire ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve Board. In addition, bank holding companies are generally prohibited under the BHC Act from engaging in non-banking activities, subject to certain exceptions. As a bank holding company, the Company's activities are limited generally to the business of banking and activities determined by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto. The Federal Reserve Board has authority to issue cease and desist orders to terminate or prevent unsafe or unsound banking practices or violations of laws or regulations and to assess civil money penalties against bank holding companies and their non-bank subsidiaries, officers, directors and other institution-affiliated parties, and to remove officers, directors and other institution-affiliated parties.

  Interstate Acquisitions. Prior to September 29, 1995, under the BHC Act a bank holding company was permitted to acquire a bank in another state only if the law of the state in which the bank to be acquired was located specifically authorized such acquisition of an in-state bank by an out-of-state bank holding company. As described below under "Capital Requirements and FDICIA-- Interstate Banking and Branching", the BHC Act was amended, effective September 29, 1995, to remove this prohibition. Even prior to this amendment to the BHC Act, previously enacted state legislation substantially lessened prior legislative restrictions on geographic expansion by bank holding companies from and into Massachusetts and Vermont. For example, under nationwide reciprocal interstate banking legislation adopted by both states which became effective in 1990, bank holding companies whose subsidiaries' banking operations were principally conducted in any state outside Massachusetts or Vermont were authorized to acquire Massachusetts or Vermont banking organizations, provided that such companies' home states afforded Massachusetts or Vermont banking organizations reciprocal rights to acquire banks in such states.

  Dividends. The Federal Reserve Board has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The Federal Reserve Board has indicated generally that it may be an unsafe and an unsound practice for bank holding companies to pay dividends unless the bank holding company's net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization's capital needs, asset quality, and overall financial condition. The Company's ability to pay dividends is dependent upon the flow of dividend income to it from its banking subsidiaries, which may be affected or limited by regulatory restrictions imposed by federal or state bank regulatory agencies. See "Regulation of CTC, BWM and FBT--Dividends."

  Certain Transactions by Bank Holding Companies with their Affiliates. There are various legal restrictions on the extent to which bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in "covered transactions" with their insured depository institution subsidiaries. Such borrowings and other covered transactions by an insured depository institution subsidiary (and its subsidiaries) with its non-depository institution affiliates are limited to the following amounts: (a) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; and (b) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. "Covered transactions" are defined by statute for these purposes to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the Federal Reserve Board, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Covered transactions are also subject to certain collateral security requirements. Other types of transactions between a bank and a bank holding company must be on market terms and not otherwise unduly favorable to the holding company or an affiliate thereof. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service.

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

 Regulation of CTC, BWM and FBT

  General. As FDIC-insured state-chartered banks, CTC, BWM and FBT are subject to supervision of and regulation by the Commissioner of Banking, Insurance, Securities and Heath Care Administration of the State of

Vermont, in the case of CTC, and the Commissioner of Banks of the Commonwealth of Massachusetts in the case of BWM and FBT (individually, a Commissioner and collectively, the "Commissioners") and, for all three banks, by the FDIC. This supervision and regulation is for the protection of depositors, the BIF (as hereinafter defined), and consumers, and is not for the protection of the Company's stockholders. The prior approval of the FDIC and the relevant Commissioner is required for CTC, BWM or FBT to establish or relocate an additional branch office, assume deposits, or engage in any merger, consolidation or purchase or sale of all or substantially all of the assets of any bank or savings association.

  Examinations and Supervision. The FDIC and the Commissioners regularly examine the condition and the operations of CTC, BWM and FBT, including (but not limited to) their capital adequacy, reserves, loans, investments, earnings, liquidity, compliance with laws and regulations, record of performance under the Community Reinvestment Act and management practices. In addition, CTC, BWM and FBT are required to furnish quarterly and annual reports of income and condition to the FDIC and periodic reports to the Commissioners. The enforcement authority of the FDIC includes the power to impose civil money penalties, terminate insurance coverage, remove officers and directors and issue cease-and-desist orders to prevent unsafe or unsound practices or violations of laws or regulations. In addition, under recent federal banking legislation, the FDIC has authority to impose additional restrictions and requirements with respect to banks that do not satisfy applicable regulatory capital requirements. See "Capital Requirements and FDICIA--Prompt Corrective Action" below.

  Dividends. The principal source of the Company's revenue is dividends from the Banks. Payments of dividends by the Banks are subject to certain Vermont and Massachusetts banking law restrictions. Payment of dividends by CTC is subject to Vermont banking law restrictions which require that, except when surplus and paid-in capital together amount to 10% or more of deposits and other liabilities (not including surplus, paid-in capital, capital notes and debentures, and funds held in a fiduciary capacity), at least one-tenth of its net profits must be set aside annually and added to surplus. Payment of dividends by BWM and FBT is subject to Massachusetts banking law restrictions which require that the capital stock and surplus account of the bank must amount, in the aggregate to at least 10% of the bank's deposit liability or there shall be transferred from net profits to the surplus account (1) the amount required to increase the surplus account so that it, together with the capital stock, will amount to at least 10% of deposit liability or (2) the amount required to increase the surplus account so that it shall amount to 50% of the common stock, and thereafter, the amount , not exceeding 50% of net profits, required to increase the surplus account so that it shall amount to 100% of capital stock.

  The FDIC has authority to prevent CTC, BWM and FBT from paying dividends if such payment would constitute an unsafe or unsound banking practice or reduce the respective bank's capital below safe and sound levels. In addition, federal legislation prohibits FDIC-insured depository institutions from paying dividends or making capital distributions that would cause the institution to fail to meet minimum capital requirements. See "Capital Requirements and FDICIA--Prompt Corrective Action" below.

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

  Deposit Insurance. CTC's, BWM's and FBT's deposits are insured by the Bank Insurance Fund ("BIF") of the FDIC to the legal maximum of $100,000 for each insured depositor. The FDI Act provides that the FDIC shall set deposit insurance assessment rates on a semi-annual basis at a level sufficient to increase the ratio of BIF reserves to BIF-insured deposits to at least 1.25% over a 15-year period commencing in 1991, and to maintain that ratio. Although the established framework of risk-based insurance assessments accomplished this increase in May 1995, and the FDIC has made a substantial reduction in the assessment rate schedule, the BIF insurance assessments may be increased in the future if necessary to maintain BIF reserves at the required level. In addition, legislation enacted in 1996 to recapitalize the Savings Association Insurance Fund ("SAIF"), which insures the deposits of savings associations and certain savings banks, resulted in increased BIF assessments. See "Capital Requirements and FDICIA--Risk-Based Deposit Insurance and FICO Assessments" below.

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

  CRA Regulations. The Community Reinvestment Act ("CRA") requires lenders to identify the communities served by the institution's offices and to identify the types of credit the institution is prepared to extend within such communities. The FDIC conducts examinations of insured institutions' CRA compliance and rates such institutions as "Outstanding", "Satisfactory", "Needs to Improve" and "Substantial Noncompliance". As of their last CRA examinations, CTC, BWM and FBT received a rating of "Outstanding". Failure of an institution to receive at least a "Satisfactory" rating could inhibit such institution's undertaking certain activities, including acquisitions of other financial institutions, which require regulatory approval based, in part, on CRA compliance considerations. The Federal Reserve Board must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low and moderate income neighborhoods.

  As a result of certain amendments in 1996, current CRA regulations rely more than the former CRA regulations upon objective criteria of the performance of institutions under three key assessment tests: a lending test, a service test and an investment test. CTC, BWM and FBT are committed to meeting the existing or anticipated credit needs of their entire communities, including low and moderate-income neighborhoods, consistent with safe and sound operations.

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

  Risk-Based Capital Requirements. The regulations of the FDIC also require FDIC-insured banks to maintain minimum capital levels measured as a percentage of such banks' risk-adjusted assets. A bank's qualifying total capital ("Total Capital") for this purpose may include two components--"Core" (Tier 1) Capital and "Supplementary" (Tier 2) Capital. Core Capital consists primarily of common stockholders' equity, which generally includes common stock, related surplus and retained earnings, certain non-cumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of consolidated subsidiaries, and (subject to certain limitations) mortgage servicing rights and purchased credit card relationships, less all other intangible assets (primarily goodwill). Supplementary Capital elements include, subject to certain limitations, a portion of the allowance for losses on loans and leases, perpetual preferred stock that does not qualify for inclusion in Tier 1 capital, long-term preferred stock with an original maturity of at least 20 years and related surplus, certain forms of perpetual debt and mandatory convertible securities, and certain forms of subordinated debt and intermediate-term preferred stock.

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

  The risk-based capital regulations require all banks to maintain a minimum ratio of Total Capital to Risk-Adjusted Assets of 8.0%, of which at least one-half (4.0%) must be Core (Tier 1) Capital. For the purpose of calculating these ratios: (i) a banking organization's Supplementary Capital eligible for inclusion in Total Capital is limited to no more than 100% of Core Capital; and (ii) the aggregate amount of certain types of Supplementary Capital eligible for inclusion in Total Capital is further limited. For example, the regulations limit the portion of the allowance for loan losses eligible for inclusion in Total Capital to 1.25% of Risk-Adjusted Assets. The Federal Reserve Board has established substantially identical risk-based capital requirements, which are applied to bank holding companies on a consolidated basis. The risk-based capital regulations provide explicitly for consideration of interest rate risk in the FDIC's overall evaluation of a bank's capital adequacy to ensure that banks effectively measure and monitor their interest rate risk, and that they maintain capital adequate for that risk. A bank deemed by the FDIC to have excessive interest rate risk exposure may be required by the FDIC to maintain additional capital (that is, capital in excess of the minimum ratios discussed above). CTC, BWM and FBT believe that this provision will not have a material adverse effect on them.

  At December 31, 1997, the Company's consolidated Total and Tier 1 Risk-Based Capital Ratios were 11.17% and 9.86%, respectively, and its Leverage Capital Ratio was 7.43%. Based on the above figures and accompanying discussion, CC exceeds all regulatory capital requirements and is considered well capitalized.

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

  Assessment rates in 1996 ranged from 0% of domestic deposits for an institution in the lowest risk category (i.e., well-capitalized and healthy from a supervisory standpoint) to 0.27% of domestic deposits for institutions in the highest risk category (i.e., undercapitalized and unhealthy from a supervisory standpoint), for the first semiannual period of 1997. During 1996, assessment rates also included a minimum annual assessment of $2,000 per institution. CTC, BWM and FBT qualified for, and paid in 1996, the minimum annual assessment under this rate schedule.

  The Deposit Insurance Funds Act of 1996 eliminates the minimum assessment and authorizes the Financing Corporation (FICO) to levy assessments on BIF-assessable deposits and stipulates that the rate must equal one-fifth the FICO assessment rate that is applied to deposits assessable by the SAIF. The actual assessment rates for FICO were determined by deposit data from the September 30, 1996, Call Reports. Based on the 1996 Act, the Banks paid assessments totaling $231,000 or 1.3 cents per $100 of deposits in 1997.

  Brokered Deposits and Pass-Through Deposit Insurance Limitations. Under FDICIA, a bank cannot accept brokered deposits unless it either (i) is "Well Capitalized" or (ii) is "Adequately Capitalized" and has received a written waiver from the FDIC. For this purpose, "Well Capitalized" and "Adequately Capitalized" have the same definitions as in the Prompt Corrective Action regulations. See "--Prompt Corrective Action" above. Banks that are not in the "Well Capitalized" category are subject to certain limits on the rates of interest they may offer on any deposits (whether or not obtained through a third-party deposit broker). Pass-through insurance coverage is not available for deposits of certain employee benefit plans in banks that do not satisfy the requirements for acceptance of brokered deposits, except that pass-through insurance coverage will be provided for employee benefit plan deposits in institutions which at the time of acceptance of the deposit meet all applicable regulatory capital requirements and send written notice to their depositors that their funds are eligible for pass-through deposit insurance. Although eligible to do so, CTC, BWM and FBT have not accepted brokered deposits.

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

  Real Estate Lending Standards. FDICIA requires the federal bank regulatory agencies to adopt uniform real estate lending standards. The FDIC has adopted implementing regulations, which establish supervisory limitations on Loan-to-Value ("LTV") ratios in real estate loans by FDIC-insured banks. The regulations require FDIC-insured banks to establish LTV ratio limitations within or below the prescribed uniform range of supervisory limits.

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

  Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal Act") provides that an adequately capitalized and managed bank holding company may (with Federal Reserve Board approval) acquire control of banks outside its principal state of operations, without regard to whether such acquisitions are permissible under state law. States may, however, limit the eligibility of banks to be acquired by an out-of-state bank holding company to banks in existence for a minimum period of time (not in excess of five years). No bank holding company may make an acquisition outside its principal state of operations which would result in it controlling more than 10% of the total amount of deposits of all insured depository institutions in the United States, or 30% or more of the total deposits of insured depository institutions in any state (unless such limit is waived, or a more restrictive or permissible limit is established, by a particular state). In addition, since June 1, 1997, banks may branch across state lines either by merging with banks in other states or by establishing new branches in other states. The date relating to interstate branching through mergers may be accelerated by any state. The provision relating to establishing new branches in another state requires a state's specific approval. Effective in 1996, the Vermont and Massachusetts legislatures adopted legislation to accelerate the effective date of interstate branching through mergers (that is, to "opt-in early"). Since 1990, Massachusetts has had nationwide reciprocal interstate banking legislation permitting out-of-state banks to conduct banking operations in that state both by mergers and by establishing new banks, subject to the reciprocity requirements that banks from another state may acquire banks in Massachusetts only if Massachusetts banks may conduct banking operations in that state. The Company is unable to predict the ultimate impact of this interstate banking legislation on it or its competitors.

  The United States Congress has periodically considered and adopted legislation which has resulted in and could result in further regulation or deregulation of both banks and other financial institutions. Such legislation could place the Company, CTC, BWM, FBT or CCC in more direct competition with other financial institutions, including mutual funds, securities brokerage firms and investment banking firms. No assurance can be given as to whether any additional legislation will be enacted or as to the effect of such legislation on the business of the Company or its subsidiaries.

EMPLOYEES

  At December 31, 1997 the Company and its subsidiaries employed 986 persons, with a full-time equivalency of 923 employees. The Company enjoys good relations with its employees. A variety of employee benefits, including health, group life and disability income replacement insurance, a funded, non-contributory pension plan, and an incentive savings and profit sharing plan, are available to qualifying officers and employees.

ITEM 2 PROPERTIES

  The Company's principal banking subsidiary, CTC, operates banking facilities in 36 locations in Vermont. The offices of the Company are located in an owned facility at Two Burlington Square in Burlington, Vermont. BWM's principal offices are in Springfield, Massachusetts and it has four additional locations in the greater Springfield, Massachusetts. FBT's principal offices are in Worcester, Massachusetts and it has five additional locations in the greater Worcester, Massachusetts area. CCC operates two mortgage company facilities in Connecticut. Except for the CTC property, all of the properties mentioned above are leased. The offices of CTC, BWM, FBT and CCC are in good physical condition with modern equipment and facilities considered adequate to meet the banking needs of customers in the communities serviced.

ITEM 3 LEGAL PROCEEDINGS

  A number of legal claims against the Company arising in the normal course of business were outstanding at December 31, 1997. Management, after reviewing these claims with legal counsel, is of the opinion that these matters, when resolved, will not have a material effect on the consolidated financial statements.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

                                    PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The $1 par value common stock of Chittenden Corporation has been publicly traded since November 14, 1974. As of December 31, 1997, there were 3,085 holders of record of the Company's common stock.

  As of February 18, 1998 the Corporation's stock initiated trading on the NYSE under the symbol "CHZ". Prior to that date, the Corporation's stock traded on the NASDAQ, under the symbol "CNDN". The following table sets forth the range of the high and low sales prices for the Corporation's common stock, and the dividends declared, for each quarterly period within the past two years:

                                                                     DIVIDENDS
      QUARTER ENDED                                     HIGH   LOW   DECLARED
      -------------                                    ------ ------ ---------
      1997
      March 31........................................ $24.00 $18.50  $0.160
      June 30.........................................  27.60  21.50   0.176
      September 30....................................  31.70  25.60   0.176
      December 31.....................................  36.00  30.40   0.776(1)
      1996
      March 31........................................  20.48  15.36   0.088
      June 30.........................................  18.20  16.48   0.160
      September 30....................................  20.60  16.60   0.160
      December 31.....................................  21.00  19.10   0.160

--------
(1) Dividends declared during the fourth quarter of 1997 included a special cash dividend of $0.60 per share.

For a discussion of dividend restrictions on the Corporation's common stock, see "Dividends" under the caption Regulation on page 6 of this report.

ITEM 6 SELECTED FINANCIAL DATA

                                          YEARS ENDED DECEMBER 31,
                         ---------------------------------------------------------------
                            1997         1996         1995         1994         1993
                         -----------  -----------  -----------  -----------  -----------
                                    (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Statements of income:
 Interest income........ $   150,189  $   142,592  $   135,103  $   101,383  $    93,889
 Interest expense.......      59,545       58,599       56,772       36,088       34,395
                         -----------  -----------  -----------  -----------  -----------
 Net interest income....      90,644       83,993       78,331       65,295       59,494
 Provision for possible
  loan losses...........       4,050        4,183        5,000        5,500        8,135
 Net interest income
  after provision for
  possible loan losses..      86,594       79,810       73,331       59,795       51,359
 Noninterest income.....      28,210       24,920       22,040       19,352       22,793
 Noninterest expense....      70,072       64,557       61,584       51,393       54,263
                         -----------  -----------  -----------  -----------  -----------
 Income before
  provision for income
  taxes.................      44,732       40,173       33,787       27,754       19,889
 Provision for income
  taxes.................      15,326       13,452       11,656        9,717        6,387
                         -----------  -----------  -----------  -----------  -----------
 Income before
  cumulative effect of
  change in accounting
  principle.............      29,406       26,721       22,131       18,037       13,502
 Cumulative effect of
  change in accounting
  principle.............         --           --           --           --          (575)
                         -----------  -----------  -----------  -----------  -----------
 Net income............. $    29,406  $    26,721  $    22,131  $    18,037  $    12,927
                         ===========  ===========  ===========  ===========  ===========
Total assets at year-
 end.................... $ 1,977,150  $ 1,988,746  $ 1,794,704  $ 1,461,419  $ 1,466,292
Long-term debt at year-
 end....................       2,239        2,540        2,484        1,528        4,377
Common shares
 outstanding at year-
 end....................  14,421,585   15,345,265   14,972,359   13,581,631   14,169,201
Balance sheets--average
 daily balances:
 Total assets........... $ 1,934,333  $ 1,841,944  $ 1,687,803  $ 1,436,462  $ 1,379,830
 Loans, net of
  allowance.............   1,363,394    1,307,725    1,202,591    1,001,356      987,477
 Investment securities
  and interest-bearing
  cash equivalents......     417,767      385,111      348,028      328,296      278,964
 Total deposits.........   1,695,953    1,627,834    1,486,500    1,268,338    1,200,778
 Long-term debt.........       4,210        2,514        1,662        1,406        1,360
 Total stockholders'
  equity................     167,568      162,823      138,641      115,442      105,732
Per common share:
 Basic Earnings......... $      1.99  $      1.75  $      1.50  $      1.28  $      0.93
 Diluted Earnings.......        1.94         1.72         1.47         1.26         0.91
 Cash dividends
  declared..............        1.29         0.57         0.32         0.22         0.10
 Book value.............       11.25        11.37        10.28         8.34         7.97
Weighted average common
 shares outstanding.....  14,812,208   15,228,820   14,763,133   14,087,763   13,877,032
Weighted average common
 and common equivalent
 shares outstanding.....  15,166,557   15,543,741   15,105,914   14,341,166   14,143,183
Selected financial
 percentages:
 Return on average
  total assets..........        1.52%        1.45%        1.31%        1.25%        0.84%
 Return on average
  stockholders' equity..       17.55        16.41        15.96        15.62        12.23
 Interest rate spread...        4.31         4.23         4.34         4.37         4.22
 Net yield on earning
  assets................        5.11         4.99         5.08         4.95         4.70
 Net charge-offs as a
  percent of average
  loans.................        0.39         0.29         0.28         0.49         0.58
 Nonperforming assets
  ratio (1).............        0.56         0.99         1.19         1.03         1.87
 Allowance for possible
  loan losses as a
  percent of year-end
  loans.................        1.89         2.07         2.20         2.09         2.14
 Year-end leverage
  capital ratio.........        7.43         8.58         8.05         8.10         7.94
 Risk-based capital
  ratios:
   Tier 1...............        9.86        11.71        11.16        11.40        10.91
   Total................       11.17        13.06        12.53        12.76        12.25
 Average stockholders'
  equity to average
  assets................        8.66         8.84         8.21         8.03         7.66
 Common stock dividend
  payout ratio (2)......       64.25        32.73        21.71        17.38        11.70

--------
(1) The sum of nonperforming assets (nonaccrual loans, restructured loans, and other real estate owned) divided by the sum of total loans and other real estate owned
(2) Common stock cash dividends declared divided by net income; dividends declared during 1997 include a special cash dividend of $0.60 per share.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

 Overview

  The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with reference to the consolidated financial statements and notes thereto and selected statistical information appearing elsewhere in this report.

  On March 17, 1995, the Company acquired all of the outstanding shares of BWM for a combination of cash and common stock of the Company. The transaction has been accounted for as a purchase and, accordingly, the consolidated statements of income for 1997, 1996 and 1995 include BWM's results of operations for the period from the acquisition date.

  On February 29, 1996, the Company acquired all of the outstanding shares of FBT in exchange for 2.0 million shares of Chittenden stock. The transaction has been accounted for as a pooling of interests and, accordingly, all historical financial information has been restated to reflect the acquired bank.

  On May 31, 1997, CTC acquired certain assets and assumed certain liabilities of The Pomerleau Agency, Inc. This transaction has been accounted for as a purchase and accordingly, all results of operations subsequent to the transaction have been included in the consolidated statement of income.

  Chittenden recorded net income of $29.4 million or basic earnings per share of $1.99 and diluted earnings per share of $1.94 for the year ended December 31, 1997. This compares to net income of $26.7 million and basic earnings per share of $1.75 and diluted earnings per share of $1.72 for 1996 and net income of $22.1 million, basic earnings per share of $1.50 and diluted earnings per share of $1.47 in 1995. For 1997, return on average equity was 17.55% and the return on average assets was 1.52%. These compare to returns on average equity of 16.41% and 15.96% and returns on average assets of 1.45% and 1.31% for 1966 and 1995, respectively.

  Total assets decreased slightly from $1.989 billion in 1996 to $1.977 billion in 1997. Loans receivable increased by $54.5 million, largely due to the continued emphasis on commercial and consumer lending. This increase was partially offset by a $71.1 million decrease in cash and cash equivalents which was attributable to higher than usual deposits left on hand by governmental agencies at December 31, 1996. Total deposits were $1.758 billion at December 31, 1997 compared with $1.762 billion at December 31, 1996.

  The increase in earnings during 1997 compared to 1996 was primarily attributable to a higher level of interest earning assets as well as an increase in the net yield from 4.99% to 5.11%. These combined factors resulted in an increase in net interest income of $6.7 million to $90.6 million for 1997.

  Noninterest income totaled $28.2 million for 1997 up from $24.9 million for 1996. Commissions from insurance sales, which commenced with the May 1997 acquisition of the Pomerleau Agency, were $1.4 million in 1997. Credit card and merchant servicing income increased $606,000 to $4.8 million in 1997. Service charges on deposit accounts increased $692,000 to $7.0 million and trust income increased $509,000 to $5.4 million in 1997. Mortgage servicing income declined slightly in 1997 as a result of increased amortization expense related to originated mortgage-servicing rights. Gains on sales of mortgages decreased to $2.4 million in 1997, compared to $2.7 million in 1996 due to decreased market activity.

  Noninterest expense totaled $70.1 million in 1997, up 5.5 million from the 1996 level. Salaries increased $2.4 million from $25.8 million in 1996. Employee benefits increased by $1.8 million to $9.4 million in 1997. The increase in salaries and benefits during 1997 was primarily due to higher staffing levels and related recruitment expenses. FDIC insurance premiums totaled $231,000, up from $27,000 in 1996. Included in the increases of the various noninterest expense categories (except FDIC Premium) during 1997 were administrative expenses for the insurance agency acquired during the second quarter of 1997, totaling $1.3 million.

  The $4.6 million increase in earnings from 1995 to 1996 was due to several factors. Net interest income increased $5.7 million to $84.0 million due to the higher level of average earning assets, which offset a decrease in the net yield from 5.08% to 4.99%. The provision for possible loan losses was $4.2 million, down $817,000 from the 1995 level reflecting continued strength in asset quality. Revenues from noninterest sources were $24.9 million, up $2.9 million, led by higher gains on sales of mortgage loans and by higher net credit card processing revenues. The increase in mortgage gains was attributable to the adoption of SFAS No. 122, effective January 1, 1996, which requires the capitalization of originated servicing rights related to loans sold on a servicing retained basis. An additional $1.3 million in gains representing the value of the mortgage servicing rights were recognized in 1996. Net credit card and merchant servicing income increased 16% to $4.2 million as a result of higher processing volumes in 1996 over 1995 levels. Total noninterest expense increased $3.0 million to $64.6 million for 1996, of which $1.6 million was due to the completion of the BWM acquisition late in the first quarter of 1995. Considering the effect of including BWM for the full year, noninterest expenses were up 2% for 1996 compared to the previous year.

FINANCIAL CONDITION

 Loans

  Chittenden's gross loan portfolio increased by $54.5 million during 1997, to end the year at $1.399 billion. The overall proportions of commercial-related and consumer types of loans increased from the mix at the end of 1996. The Company continues to pursue its strategy of gradually shifting its loan mix through continued focus on commercial and non-real estate consumer lending while at the same time selling on the secondary market substantially all of its originated fixed-rate residential mortgage loans. Growth in non-residential consumer loans, including automobile leases, was $38.5 million or 19.0% from the previous year, while non-real estate commercial loan growth was $44.0 million or 13.7% from year-end 1996. The total real estate portfolio, including home equity credit lines, decreased $28.0 million or 3.4% from year-end 1996.

  The classification of the Company's loan portfolio is based on underlying collateral. At December 31, 1997, commercial loans secured by non-real estate business assets totaled $365.0 million or 26.1% of total loans, up from the $321.1 million posted at year-end 1996. Commercial real estate loans, representing 22.5% of the portfolio, stood at $314.5 million at year-end 1997, up slightly from $304.5 million at December 31, 1996. Construction loans amounted to $21.9 million at December 31, 1997, down slightly from $25.1 million the year before.

  Residential real estate loans stood at $456.4 million at year-end 1997, down from $491.2 million at December 31, 1996. Reflecting the shift in the Company's strategy, this category represented 32.6% of the portfolio at year-end 1997, compared to 36.5% at year-end 1996. In total, $219.3 million in residential mortgages were originated during 1997, compared to $264.2 million during 1996. Secondary market sales of mortgage loans totaled $182.4 million in 1997, compared to $201.4 million in 1996. The Company underwrites substantially all of its residential mortgages to secondary market standards. During 1997, the Company continued to follow its policy of selling substantially all of its fixed-rate residential mortgage production on a servicing-retained non-recourse basis.

  Included in the real estate portfolio are home equity credit lines, which totaled $80.4 million at December 31, 1997, compared to $84.3 million the previous year. The unused portion of these lines totaled $79.8 million at December 31, 1997, compared to $80.5 million at year-end 1996.

  The portfolio of residential mortgages serviced for investors totaled $1,024.4 million at December 31, 1997, compared to $1,006.9 million at year-end 1996. These assets are owned by investors other than Chittenden and therefore are not included in the consolidated balance sheets of the Company. Of the loans serviced, the

Company originated $876.2 million and the balance consisted of purchased mortgage-servicing rights acquired prior to 1996.

  Consumer loans increased significantly in 1997, ending the year at $241.3 million, compared with $202.8 at year-end 1996. This increase resulted from the Company's continued development of the indirect auto lending and leasing market, which reflects the Company's emphasis on responding to the marketplace through dealer relationships within its existing deposit franchise area. The Company underwrites all of its indirect automotive loans, maintaining substantially the same credit standards as for car loans originated in its branch offices. The Company does not originate any subprime loans. Indirect installment lending through auto dealers was up $11.3 million from year-end 1996 to $106.0 million at the end of 1997. The Company also offers auto leases through its dealer base. This product is underwritten and priced similarly to indirect installment auto loans. Lease financing receivables outstanding at December 31, 1997 were $72.6 million, up from $41.1 million a year earlier. The Company has residual insurance through outside insurance companies which substantially eliminates the risk associated with the residual values of its leased vehicle portfolio. Contrary to these trends, direct installment and credit card balances at December 31, 1997 stood at $40.4 million and $22.4 million, respectively, compared with $43.0 million and $24.0 million at the end of 1996. By emphasizing the indirect and leasing programs as well as limiting credit card lending to its existing retail and commercial base these trends should continue. Unused portions of credit card lines totaled $58.0 million at the end of 1997, down from $72.5 million one year earlier.

  The Company's lending activities are conducted in market areas focused in Vermont and western and central Massachusetts, with additional activity related to nearby trading areas in Quebec, New York, New Hampshire, Maine, and Connecticut. In addition to the portfolio diversification described above, the loans are widely diversified by borrowers and industry groups.

  The following table shows the composition of the loan portfolio for the five years ended December 31, 1997:

                                              DECEMBER 31,
                         ----------------------------------------------------------
                            1997        1996        1995        1994        1993
                         ----------  ----------  ----------  ----------  ----------
                                             (IN THOUSANDS)
Commercial.............. $  365,042  $  321,068  $  291,651  $  188,568  $  165,372
Real estate:
  Residential...........    375,967     406,850     388,705     372,344     362,292
  Commercial............    314,477     304,530     305,941     258,023     252,824
  Construction..........     21,900      25,084      25,796      18,813      20,994
Home equity.............     80,429      84,319      78,600      76,457      75,759
Consumer................    168,761     161,699     147,540     143,250     125,423
Lease financing.........     72,562      41,117      12,420         --          --
                         ----------  ----------  ----------  ----------  ----------
Total gross loans.......  1,399,138   1,344,667   1,250,653   1,057,455   1,002,664
Allowance for possible
 loan losses............    (26,721)    (28,096)    (27,818)    (22,163)    (21,672)
                         ----------  ----------  ----------  ----------  ----------
Net loans............... $1,372,417  $1,316,571  $1,222,853  $1,035,292  $  980,992
                         ==========  ==========  ==========  ==========  ==========
Mortgage loans held for
 sale................... $   16,433  $    9,870  $   14,692  $    2,870  $   11,646

NONPERFORMING ASSETS

  Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Management classifies loans, except consumer and residential loans, as nonaccrual loans when they become 90 days past due as to principal or interest, unless they are adequately secured and are in the process of collection. In addition, loans that have not met this delinquency test may be placed on nonaccrual at management's discretion. Consumer and residential loans are included when management considers it to be appropriate. Nonaccrual loans with a related guarantee by a governmental agency are reflected net of those guarantees in nonperforming statistics. Generally, a loan remains on nonaccrual status until the factors which indicated doubtful collectibility no longer exist or the loan is determined to be uncollectible and is charged off against the allowance for possible loan losses.

  A loan is classified as a restructured loan when the interest rate is reduced and/or other terms are modified because of the inability of the borrower to service debt at current market rates and terms. Other real estate owned ("OREO") is real estate that has been formally acquired through foreclosure.

  The following table shows the composition of nonperforming assets and loans past due 90 days or more and still accruing for the five years ended December 31, 1997:

                                                 DECEMBER 31,
                                    ------------------------------------------
                                     1997    1996     1995     1994     1993
                                    ------  -------  -------  -------  -------
                                                (IN THOUSANDS)
Loans on nonaccrual................ $6,481  $10,601  $ 9,939  $ 8,289  $13,992
Loans not included above which are
 troubled debt restructurings......    767      638    2,502      515    1,030
Other real estate owned............    747    2,251    2,652    2,141    3,816
                                    ------  -------  -------  -------  -------
Total nonperforming assets......... $7,995  $13,490  $15,093  $10,945  $18,838
                                    ======  =======  =======  =======  =======
Loans past due 90 days or more and
 still accruing.................... $2,838  $   966  $ 1,054  $ 1,134  $ 1,576
Percentage of nonperforming assets
 to total loans and other real
 estate owned......................   0.56%    0.99%    1.19%    1.03%    1.87%
Nonperforming assets to total
 assets............................   0.40     0.68     0.84     0.75     1.28
Allowance for possible loan losses
 to nonperforming loans............ 368.67   249.99   223.59   251.74   144.27

  Nonaccrual loans consisted of approximately 200 loans, the largest of which amounted to $451,000 at year-end 1997 and were diversified across a range of industries, sectors, and geography. OREO totaled $747,000 at year-end 1997, compared with $2.3 million at the end of 1996.

 Allowance for possible loan losses

  The allowance for possible loan losses is based on management's estimate of the amount required to reflect the risks in the loan portfolio, based on circumstances and conditions known or anticipated at each reporting date. In addition to evaluating the collectibility of specific loans when determining the adequacy of the allowance for possible loan losses, management also takes into consideration other factors such as changes in the mix and volume of the loan portfolio, historic loss experience, the amount of delinquencies and loans adversely classified, and economic trends. The adequacy of the allowance for possible loan losses is assessed by an allocation process whereby specific loss allocations are made against adversely classified loans, and general loss allocations are made against segments of the loan portfolio which have similar attributes. As previously mentioned, the mix of the Company's loan portfolio has changed during the past three years. This, and uncertainties concerning how changing interest rates and unclear, or contradictory economic indicators will affect the local and regional economy also were considered by management in determining the adequacy of the allowance for possible loan losses.

  The following table summarizes the activity in the Company's allowance for possible loan losses for the five years ended December 31, 1997:

                                               DECEMBER 31,
                          ----------------------------------------------------------
                             1997        1996        1995        1994        1993
                          ----------  ----------  ----------  ----------  ----------
                                              (IN THOUSANDS)
Balance of allowance for
 possible loan losses at
 beginning of year......  $   28,096  $   27,818  $   22,163  $   21,672  $   19,392
BWM allowance acquired..         --          --        4,135         --          --
Provision charged to
 expense................       4,050       4,183       5,000       5,500       8,135
                          ----------  ----------  ----------  ----------  ----------
Balance of allowance for
 possible loan losses
 after provision........      32,146      32,001      31,298      27,172      27,527
                          ----------  ----------  ----------  ----------  ----------
Loans charged off:
  Commercial............       3,903       1,770       1,353       1,085       2,606
  Real estate:
    Residential.........         780         966       1,525         878       1,220
    Commercial..........         675         791       1,596       3,160       1,639
    Construction........         204         185         --            4          63
  Home equity...........         158         167         108          51         227
  Consumer..............       2,517       2,230       1,900       1,061       1,292
                          ----------  ----------  ----------  ----------  ----------
    Total loans charged
     off................       8,237       6,109       6,482       6,239       7,047
                          ----------  ----------  ----------  ----------  ----------
Recoveries of loans
 previously charged off:
  Commercial............         859         822       1,161         555         241
  Real estate:
    Residential.........         118         188          57          99         201
    Commercial..........       1,168         546       1,130         158         227
    Construction........          12          91         --          --          --
  Home equity...........          49           8         --           29          51
  Consumer..............         606         549         654         389         472
                          ----------  ----------  ----------  ----------  ----------
    Total recoveries....       2,812       2,204       3,002       1,230       1,192
                          ----------  ----------  ----------  ----------  ----------
Net loans charged off...       5,425       3,905       3,480       5,009       5,855
                          ----------  ----------  ----------  ----------  ----------
Balance of allowance for
 possible loan losses at
 year end...............  $   26,721  $   28,096  $   27,818  $   22,163  $   21,672
                          ==========  ==========  ==========  ==========  ==========
Amount of loans
 outstanding at end of
 year...................  $1,415,571  $1,354,537  $1,265,345  $1,060,325  $1,014,310
Average amount of loans
 outstanding............   1,391,234   1,336,185   1,228,948   1,023,399   1,008,010
Ratio of net charge-offs
 during year to average
 loans outstanding......        0.39%       0.29%       0.28%       0.49%       0.58%
Allowance as a percent
 of loans outstanding at
 end of year............        1.89        2.07        2.20        2.09        2.14

  At December 31, 1997, the allowance for possible loan losses was $26.7 million, or 1.89% of total loans compared with $28.1 million, or 2.07% of loans one year ago. The coverage ratio, or allowance for possible loan losses to nonperforming loans, stood at 369% at year-end 1997, compared with 250% at the end of 1996.

  The provision for possible loan losses totaled $4.1 million in 1997, compared to $4.2 million in 1996, and $5.0 million in 1995. The lower provision during 1997 and 1996 was primarily attributable to the reduction in the level of nonperforming assets and the strength of the ratios in connection with the allowance for possible loan losses.

  Commercial charge-offs for 1997 include a $1.9 million charge related to CTC's commercial customer credit card processing business. The charge off related to a future services company, which had contracted with, and accepted deposits, from customers, prior to discontinuing operations. This company was obligated to provide services to its customers upon the payment of a second amount. At the time this company discontinued operations, CTC chose to honor these obligations, leading to the charge-off of the resulting $1.9 million overdraft. The Company has assessed its merchant servicing customer base and has evaluated the processing volumes related to similar future services businesses. It has also taken steps to mitigate the risk of similar charge-offs in the future.

  The following table summarizes the allocation of the allowance for possible loan losses for the five years ended December 31, 1997:

                                                                      DECEMBER 31,
                   -----------------------------------------------------------------------------------------------------
                            1997                   1996                   1995                   1994
                   ---------------------- ---------------------- ---------------------- ----------------------
                    AMOUNT       LOAN      AMOUNT       LOAN      AMOUNT       LOAN      AMOUNT       LOAN      AMOUNT
                   ALLOCATED DISTRIBUTION ALLOCATED DISTRIBUTION ALLOCATED DISTRIBUTION ALLOCATED DISTRIBUTION ALLOCATED
                   --------- ------------ --------- ------------ --------- ------------ --------- ------------ ---------
                                                                     (IN THOUSANDS)
Commercial.......   $ 5,075       26%      $ 4,494       24%      $ 3,901       23%      $ 2,417       18%      $ 2,468
Real estate:
 Residential.....     1,275       27         1,395       30         1,452       31           764       35           819
 Commercial......     6,143       23         5,960       23         6,024       25         5,692       24         6,259
 Construction....       455        1           500        2           439        2           770        2           510
Home equity......       318        6           317        6           291        6           268        7           370
Consumer and
 leasing.........     4,093       17         3,149       15         1,754       13         1,916       14         2,146
Other............     9,362      --         12,281      --         13,957      --         10,336      --          9,100
                    -------      ---       -------      ---       -------      ---       -------      ---       -------
                    $26,721      100%      $28,096      100%      $27,818      100%      $22,163      100%      $21,672
                    =======      ===       =======      ===       =======      ===       =======      ===       =======
                  1993
                   ------------
                       LOAN
                   DISTRIBUTION
                   ------------
Commercial.......       16%
Real estate:
 Residential.....       36
 Commercial......       25
 Construction....        2
Home equity......        8
Consumer and
 leasing.........       13
Other............      --
                   ------------
                       100%
                   ============

  Notwithstanding the foregoing analytical allocations, the entire allowance for possible loan losses is available to absorb charge-offs in any category of loans. (See "Provision for Possible Loan Losses.")

 Investment Securities

  The investment portfolio is used to meet liquidity demands, mitigate interest rate sensitivity, and generate interest income. At December 31, 1997, the Company held investments available for sale totaling $363.3 million. This compares with investments of $329.2 million available for sale and $35.6 million held for investment at December 31, 1996. During 1997, in order to improve the liquidity of the investment portfolio, investments previously classified as held to maturity with an amortized cost and market value of $6.8 million were sold. In addition, the remaining held for investment portfolio with an amortized cost of $21.9 million and unrealized loss of $385,000 was transferred to available for sale in accordance with Statement of Financial Accounting Standards No. 115. At December 31, 1997, unrealized gains (net of taxes) of $1,675,000 resulted from marking the available for sale portfolio to market value. This compares with unrealized losses (net of taxes) of $208,000 at December 31, 1996. These amounts are reflected as an increase and as a reduction, respectively, in stockholders' equity.

  The following tables show the composition of the Company's investment portfolio, at December 31, 1997 and 1996:

                                                                1997     1996
                                                              -------- --------
Securities available for sale (at market value)                (IN THOUSANDS)
  U.S. Treasury securities................................... $ 23,334 $109,471
  U.S. government agency obligations.........................  138,203   76,707
  Obligations of states and political subdivisions...........      314      --
  Mortgage-backed securities.................................   91,438   51,604
  Corporate bonds and notes..................................   90,812   65,190
  Government bond mutual funds...............................    9,050   10,103
  Marketable equity securities...............................   10,007   16,138
  Other debt securities......................................      121      --
                                                              -------- --------
    Total Securities available for sale......................  363,279  329,213
                                                              -------- --------
Securities held for investment (at amortized cost)
  U.S. government agency obligation..........................      --  $    198
  Obligations of states and political subdivisions...........      --       490
  Mortgage-backed securities.................................      --    34,761
  Corporate bonds and notes..................................      --        25
  Other debt securities......................................      --       106
                                                              -------- --------
    Total Securities held for investment.....................      --    35,580
                                                              -------- --------
      Total Investment Securities............................ $363,279 $364,793
                                                              ======== ========

  The following table shows the maturity distribution of the amortized cost of the Company's investment securities and weighted average yields of such securities on a fully taxable equivalent basis, at December 31, 1997, with comparative totals for 1996. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations:

                                           AFTER ONE      AFTER FIVE
                             WITHIN        BUT WITHIN     BUT WITHIN       AFTER        NO FIXED
                            ONE YEAR       FIVE YEARS      TEN YEARS     TEN YEARS      MATURITY         TOTAL
                          -------------  --------------  -------------  ------------  -------------  --------------
                          AMOUNT  YIELD   AMOUNT  YIELD  AMOUNT  YIELD  AMOUNT YIELD  AMOUNT  YIELD   AMOUNT  YIELD
                          ------- -----  -------- -----  ------- -----  ------ -----  ------- -----  -------- -----
Securities available for
 sale                                                        (IN THOUSANDS)
 US Treasury securities.  $10,574 6.74%  $ 12,513 6.53%  $   --     --% $  --    --%  $   --    --%  $ 23,087 6.63%
 US government agency
  obligations...........    9,963 5.60    122,109 6.43     3,000  7.82   1,800 7.25       --   --     136,872 6.40
 Obligations of states
  and political
  subdivisions..........       16 9.96         17 9.96       170  9.61     111 9.14       --   --         314 9.67
 Mortgage-backed
  securities (1)........   17,571 6.87     46,716 6.79    26,339  6.94     247 6.45       --   --      90,873 6.84
 Corporate bonds and
  notes.................    5,991 5.74     83,861 6.61        25  7.00     --   --        --   --      89,877 6.55
 Government bond mutual
  funds.................      --   --         --   --        --    --      --   --      9,526 6.91      9,526 6.91
 Marketable equity
  securities............   10,000 6.14        --   --        --    --      --   --        --   --      10,000 6.41
 Other debt securities..      --   --          89 6.25        32 10.36     --   --        --   --         121 7.34
                          ------- ----   -------- ----   ------- -----  ------ ----   ------- ----   -------- ----
Total available for
 sale...................   54,115 6.35    265,305 6.55    29,566  7.05   2,158 7.26     9,526 6.91    360,670 6.57
                          ------- ----   -------- ----   ------- -----  ------ ----   ------- ----   -------- ----
Comparative totals for
 1996...................  $85,640 6.08%  $239,349 6.27%  $22,350  6.98% $6,924 7.26%  $10,840 5.44%  $365,103 6.26%

--------
(1) Maturities of mortgage-backed securities are based on contractual payments and estimated mortgage loan prepayments.

 Deposits

  During 1997, total deposits averaged $1,696.0 million, up from $1,627.8 million in 1996. Noninterest-bearing demand deposits averaged $279.0 million, up from $251.3 million in 1996. Average savings deposits increased $53.8 million, to $886.5 million for 1997. This category includes non-contractual interest bearing deposit products, such as savings, money market, and N.O.W. accounts. During 1997, time accounts (retirement and certificates of deposit) totaling $530.4 million decreased 2% compared to $543.9 million in 1996. The Company has a number of institutional customers whose investment needs are frequently met by purchasing certificates of deposit over $100,000. Depositors in this category tend to seek bids regularly, and the Company raises or lowers the interest rates it offers depending on its liquidity needs and on its investment opportunities.

  The following table shows average daily balances of the Company's deposits for the periods indicated:

                                                    YEARS ENDED DECEMBER 31,
                                                --------------------------------
                                                   1997       1996       1995
                                                ---------- ---------- ----------
                                                         (IN THOUSANDS)
Demand deposits................................ $  279,034 $  251,276 $  223,800
Savings deposits...............................    886,516    832,677    760,029
Other time.....................................    413,036    430,501    388,276
Certificates of deposit $100,000 and over......    117,367    113,380    114,395
                                                ---------- ---------- ----------
  Total deposits............................... $1,695,953 $1,627,834 $1,486,500
                                                ========== ========== ==========

  The Company's outstanding certificates of deposit and other time deposits in denominations of $100,000 and over had maturities as follows:

                                                                   DECEMBER 31,
                                                                  --------------
                                                                       1997
                                                                  --------------
                                                                  (IN THOUSANDS)
      Three months or less.......................................    $ 82,886
      Over three months to six months............................      20,935
      Over six months to twelve months...........................      24,957
      Over twelve months.........................................      10,698
                                                                     --------
                                                                     $139,476
                                                                     ========

BORROWINGS

  During 1997, short-term borrowings averaged $33.9 million, up from the $28.2 million posted in 1996. This funding consists of: Treasury, tax and loan deposits; securities sold under agreements to repurchase and Federal funds purchased. Treasury borrowings averaged $22.4 million for 1997 compared with $15.3 million during 1996. Treasury funding is attractive to the Company because the rate of interest paid on borrowings floats at 25 basis points below the Federal funds rate, there are no reserve requirements, and there are no FDIC insurance costs. Repurchase agreements averaged $10.6 million for 1997, compared to $10.1 million posted during 1996. These borrowings have neither reserve requirements nor FDIC insurance costs. Short-term FHLB Borrowings averaged $194,000 for 1997 compared with $2.3 million for 1996. U.S. Treasury and agency securities, mortgage-backed securities and corporate notes are pledged as collateral for the Treasury borrowings and repurchase agreements. Federal funds purchased averaged $698,000 for 1997 compared with $382,000 for 1996. Long-term borrowings averaged $4.2 million in 1997 compared to $2.5 million in 1996.

CAPITAL RESOURCES

  The Company's capital forms the foundation for maintaining investor confidence as well as for developing programs for growth and new activities. Because of the Company's profitability over the past several years, total capital increased from $111.7 million at December 31, 1993 to $174.4 million at December 31, 1996. During 1997, the Company adopted measures to maintain a capital level consistent with the needs for its activities. The quarterly dividend rate was increased from $0.16 to $0.18 per share in the second quarter and an additional special $0.60 per share dividend was paid in the fourth quarter of 1997. Additionally, a share repurchase plan was implemented, in which up to 1,250,000 shares could be repurchased during 1997 and 1998. At December 31, 1997, capital stood at $162.3 million, a reduction of $12.1 million from $174.4 million at December 31, 1996. Repurchases of 1,043,000 shares of the Company's stock totaling $26.0 million and dividend payments totaling $18.9 million reduced the capital position during 1997. These reductions were partially offset by earnings of $29.4 million, $1.4 million of common stock issued in connection with benefit plans and a change in the net unrealized gain on securities available for sale of $1.9 million.

  The capital position increased during 1996 by $20.5 million. Earnings of $26.7 million and $3.5 million of common stock issued in connection with benefit plans added to capital during the year. Dividend payments totaling $8.7 million reduced the capital position, as did a change in the net unrealized gain on securities available for sale of $976,000.

  Both the Board of Governors of the Federal Reserve System (the "FRB") and the Federal Deposit Insurance Corporation (the "FDIC") have defined leverage capital requirements. At December 31, 1997, the Company's leverage capital ratio (which is calculated pursuant to the FRB's regulations) was 7.43%, CTC's, BWM's, and FBT's leverage capital ratios (which are calculated pursuant to the FDIC's regulations) were 7.05%, 7.31% and 6.65%, respectively. The ratios in 1996 were 8.58% for the Company, 8.42% for CTC, 7.85% for BWM, and 6.85% for FBT.

  Additionally, the FRB and the FDIC have a risk-based capital standard. Under this measure of capital, banks are required to hold more capital against certain assets perceived as more-risky, such as commercial loans, than against other assets perceived as less-risky, such as residential mortgage loans and U.S. Treasury securities. Further, off-balance sheet items such as unfunded loan commitments and standby letters of credit, are included for the purposes of determining risk-weighted assets. Commercial banking organizations are required to have total capital equal to 8% of risk-weighted assets, and Tier 1 capital--consisting of common stock and certain types of preferred stock-- equal to at least 4% of risk-weighted assets. Tier 2 capital, included in total capital, includes the allowance for possible loan losses up to a maximum of 1.25% of risk-weighted assets. At December 31, 1997, the Company's risk-based capital ratio was 11.17% and its Tier 1 capital, consisting entirely of common stock, was 9.86% of risk-weighted assets. This compares with year-end 1996 ratios of 13.06% and 11.71%, respectively.

  FDIC regulations pertaining to capital adequacy, which apply to the Banks, require a minimum 3% leverage capital ratio for those institutions with the most favorable composite regulatory examination rating. In addition, a 4% Tier 1 risk-based capital ratio, and an 8% total risk-based capital ratio are required for a bank to be considered adequately capitalized. Leverage, Tier 1 risk-based, and total risk-based capital ratios exceeding 5%, 6%, and 10%, respectively, qualify a bank for the "well-capitalized" designation. At December 31, 1997, CTC's leverage capital ratio was 7.05%, its Tier 1 risk-based capital ratio was 9.30%, and its total risk-based capital ratio was 10.60%; BWM's ratios were 7.31 %, 8.79%, and 10.14%, respectively, while FBT's ratios were 6.65%, 9.70%, and 10.98%, respectively. These ratios placed the Banks in the FDIC's highest capital category of well capitalized. Capital ratios in excess of minimum requirements indicate capacity to take advantage of profitable and credit-worthy opportunities as well as the potential to respond to unforeseen adverse conditions.

  The following table presents capital components and ratios of the Company at December 31, 1997, 1996, and 1995:

                                                       DECEMBER 31,
                                             ----------------------------------
                                                1997        1996        1995
                                             ----------  ----------  ----------
                                                      (IN THOUSANDS)
LEVERAGE
Stockholders' equity........................ $  146,434  $  163,513  $  141,453
Total average assets (1)....................  1,969,822   1,906,114   1,757,002
Leverage capital ratio......................       7.43%       8.58%       8.05%
RISK-BASED
Capital components:
 Tier 1..................................... $  146,434  $  163,513  $  141,453
 Tier 2.....................................     18,570      17,449      15,873
                                             ----------  ----------  ----------
  Total..................................... $  165,004  $  180,962  $  157,326
                                             ==========  ==========  ==========
Risk-weighted assets:
 On-balance sheet........................... $1,407,074  $1,331,203  $1,216,807
 Off-balance sheet..........................     92,441      75,308      62,347
                                             ----------  ----------  ----------
                                             $1,499,515  $1,406,511  $1,279,154
                                             ==========  ==========  ==========
Ratios:
 Tier 1.....................................       9.86%      11.71%      11.16%
 Total (including Tier 2)...................      11.17       13.06       12.53

--------
(1) Total average assets for the most recent quarter.

LIQUIDITY AND RATE SENSITIVITY

  The Company's liquidity and rate sensitivity are monitored by the asset and liability committee, based upon policies approved by the Board of Directors. Strategies are implemented by the Banks' asset and liability committee. This committee meets periodically to review and direct the Banks' lending and deposit-gathering functions. Investment and borrowing activities are managed by the Company's Treasury function.

  The measure of an institution's liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. At December 31, 1997, the Company maintained cash balances and short-term investments of approximately $143.4 million, compared with $214.5 million at December 31, 1996. Cash on hand at December 31, 1996 was higher than usual due to a change in the timing of certain payments to municipalities by the State of Vermont. In addition, repurchases of the Company's stock totaling $26.0 million and dividend payments totaling $18.9 million reduced the Company's cash position during the year. During 1997, the Company continued to be an average daily net seller of Federal Funds.

  Interest-rate risk is the sensitivity of income to variations in interest rates over both short-term and long-term horizons. The primary goal of interest-rate management is to control this risk within limits approved by the Board of Directors. These limits and guidelines reflect the Company's tolerance for interest-rate risk. The Company attempts to control interest-rate risk by identifying exposures, quantifying them and taking appropriate actions. The Company quantifies its interest-rate risk exposure using sophisticated simulation and valuation models, as well as simpler gap analyses.

  The Company uses simulation analyses to measure the exposure of net interest income to changes in interest rates over a relatively short (i.e., within one year) time horizon. Simulation analysis involves projecting future interest income and expense from the Company's assets and liabilities under various scenarios.

  The Company's limits on interest-rate risk specify that if interest rates were to shift immediately up or down 200 basis points, estimated net interest income for the next 12 months should decline by less than 10%. The following table reflects the Company's estimated exposure, as a percentage of estimated net interest income for the next 12 months, assuming an immediate shift in interest rates:

             RATE CHANGE                              ESTIMATED EXPOSURE AS A
            (BASIS POINTS)                            % OF NET INTEREST INCOME
            --------------                            ------------------------
                 +200                                           4.33%
                 -200                                          (4.77)

  As noted above, one of the tools used to measure rate sensitivity is the funds gap. The funds gap is defined as the amount by which a bank's rate sensitive assets exceed its rate sensitive liabilities. A positive gap exists when rate sensitive assets exceed rate sensitive liabilities. This indicates that a greater volume of assets than liabilities will reprice during a given period. This mismatch will improve earnings in a rising rate environment and inhibit earnings when rates decline. Conversely, when rate sensitive liabilities exceed rate sensitive assets, the gap is referred to as negative and indicates that a greater volume of liabilities than assets will reprice during the period. In this case, a rising rate environment will inhibit earnings and declining rates will improve earnings. Notwithstanding this general description of the effect on income of the gap position, it may not be an accurate predictor of changes in net income. The Company's limits on interest-rate risk specify that the cumulative one-year gap should be less than 15% of total assets. As of December 31, 1997, the estimated exposure was 2.7% asset-sensitive.

  The following table shows the amounts of interest-earning assets and interest-bearing liabilities at December 31, 1997 that reprice during the periods indicated:

                                              REPRICING DATE
                             --------------------------------------------------
                                                   OVER
                             ONE DAY   OVER SIX  ONE YEAR   OVER
                              TO SIX   MONTHS TO TO FIVE    FIVE
                              MONTHS   ONE YEAR   YEARS     YEARS      TOTAL
                             --------  --------- -------- ---------  ----------
                                              (IN THOUSANDS)
Interest-earning assets:
Loans....................... $823,893  $178,474  $352,743 $  60,461  $1,415,571
Investment securities (1)...   35,772    27,775   273,661    31,662     368,870
Interest-bearing cash
 equivalents................   60,801       --        --        --       60,801
                             --------  --------  -------- ---------  ----------
 Total interest-earning
  assets....................  920,466   206,249   626,404    92,123   1,845,242
                             --------  --------  -------- ---------  ----------
Interest-bearing
 liabilities:
Deposits....................  897,557   152,939   141,300   263,194   1,454,990
Borrowings..................   22,250     1,000     2,239       --       25,489
                             --------  --------  -------- ---------  ----------
 Total interest-bearing
  liabilities...............  919,807   153,939   143,539   263,194   1,480,479
                             --------  --------  -------- ---------  ----------
Net interest rate
 sensitivity gap............ $    659  $ 52,310  $482,865 $(171,071) $  364,763
                             ========  ========  ======== =========  ==========
Cumulative gap at December
 31, 1997................... $    659  $ 52,969  $535,834 $ 364,763
Cumulative gap at December
 31, 1996................... $(12,922) $ 31,228  $382,924 $ 321,201

--------
(1) Amounts are based on amortized cost balances.

  The following table shows scheduled maturities of selected loans at December 31, 1997:

                                       LESS THAN ONE YEAR TO OVER FIVE
                                       ONE YEAR  FIVE YEARS    YEARS    TOTAL
                                       --------- ----------- --------- --------
                                                    (IN THOUSANDS)
Predetermined rates:
 Commercial........................... $ 13,751   $ 69,827   $ 26,570  $110,148
 Commercial real estate and
  construction........................    7,351     67,605     40,969   115,925
                                       --------   --------   --------  --------
                                         21,102    137,432     67,539   226,073
                                       ========   ========   ========  ========
Floating or adjustable rates:
 Commercial...........................   95,286     98,835     60,773   254,894
 Commercial real estate and
  construction........................   24,281     99,856     96,315   220,452
                                       --------   --------   --------  --------
                                        119,567    198,691    157,088   475,346
                                       ========   ========   ========  ========

RESULTS OF OPERATIONS

 Comparison of Years Ended December 31, 1997 and 1996

NET INTEREST INCOME

  The primary source of recurring income for the Company is the net interest income of the Banks, which is the difference between interest income on loans and investments and interest paid on deposits and borrowings. Net interest income is affected by the change in interest rates and the volumes of interest earning assets and interest bearing liabilities.

  For 1997, net interest income was $90.6 million, up $6.7 million from the 1996 level. On a fully taxable equivalent basis, net interest income increased $6.6 million from 1996, to $92.4 million in 1997. These improvements resulted from higher levels of interest earning assets and an increase in the net yield on interest bearing liabilities. Average interest-earning assets totaled $1,809.0 million for 1997, up $87.7 million from the 1996 level. The taxable equivalent net yield on earning assets was 5.11% in 1997, an increase of 12 basis points from 4.99% in 1996.

  The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the years indicated:

                                      1997                             1996                             1995
                        --------------------------------- -------------------------------- --------------------------------
                                      INTEREST   AVERAGE               INTEREST   AVERAGE               INTEREST   AVERAGE
                         AVERAGE      INCOME/     YIELD/   AVERAGE      INCOME/    YIELD/   AVERAGE      INCOME/    YIELD/
                         BALANCE    EXPENSE (1)  RATE (1)  BALANCE    EXPENSE (1) RATE (1)  BALANCE    EXPENSE (1) RATE (1)
                        ----------  ------------ -------- ----------  ----------- -------- ----------  ----------- --------
                                                                 (IN THOUSANDS)
ASSETS
Interest-earning
 assets:
Loans.................  $1,386,772    $125,076     9.02%  $1,331,199   $120,362     9.04%  $1,222,790   $114,358     9.35%
Industrial revenue
 bonds (2)............       4,462         522    11.70        4,986        571    11.45        6,158        718    11.66
Investments:
Taxable...............     360,284      22,992     6.38      327,099     20,232     6.19      292,495     18,313     6.26
Tax-favored debt
 securities...........         379          39    10.29        1,112        111     9.98        1,596        157     9.84
Tax-favored equity
 securities...........      21,475       1,417     6.60       28,488      1,684     5.91       19,927      1,289     6.47
Interest-bearing
 deposits in banks....         100           3     3.25          100          3     3.00          100          3     3.00
Federal funds sold....      35,529       1,936     5.45       28,312      1,524     5.38       33,910      1,988     5.86
                        ----------    --------            ----------   --------            ----------   --------
Total interest-earning
 assets...............   1,809,001     151,985     8.40    1,721,296    144,487     8.39    1,576,976    136,826     8.68
                                      --------                         --------                         --------
Noninterest-earning
 assets...............     153,172                           149,108                          137,184
Allowance for possible
 loan losses..........     (27,840)                          (28,460)                         (26,357)
                        ----------                        ----------                       ----------
Total assets..........  $1,934,333                        $1,841,944                       $1,687,803
                        ==========                        ==========                       ==========
LIABILITIES AND
 STOCKHOLDERS' EQUITY
Interest-bearing
 liabilities:
Savings and interest-
 bearing transactional
 accounts.............  $  886,516    $ 29,637     3.34   $  832,677   $ 27,268     3.27   $  760,029   $ 26,211     3.45
Certificates of
 deposit $100,000 and
 over.................     117,367       6,267     5.34      113,380      6,259     5.52      114,395      7,144     6.25
Other time deposits...     413,036      21,193     5.13      430,501     22,988     5.34      388,276     20,416     5.26
                        ----------    --------            ----------   --------            ----------   --------
Total interest-bearing
 deposits.............   1,416,919      57,097     4.03    1,376,558     56,515     4.11    1,262,700     53,771     4.26
Short-term borrowings.      33,930       2,225     6.56       28,165      1,887     6.70       42,628      2,858     6.70
Long-term debt........       4,210         223     5.30        2,514        197     7.84        1,662        143     8.60
                        ----------    --------            ----------   --------            ----------   --------
Total interest-bearing
 liabilities..........   1,455,059      59,545     4.09    1,407,237     58,599     4.16    1,306,990     56,772     4.34
                                      --------                         --------                         --------
Noninterest-bearing
 liabilities:
Demand deposits.......     279,034                           251,276                          223,800
Other liabilities.....      32,672                            20,608                           18,372
                        ----------                        ----------                       ----------
Total liabilities.....   1,766,765                         1,679,121                        1,549,162
Stockholders' equity..     167,568                           162,823                          138,641
                        ----------                        ----------                       ----------
Total liabilities and
 stockholders' equity.  $1,934,333                        $1,841,944                       $1,687,803
                        ==========                        ==========                       ==========
Net interest income...                $ 92,440                           85,888                         $ 80,054
                                      ========                         ========                         ========
Interest rate spread                               4.31%                            4.23%                            4.34%
 (3)..................
Net yield on earning
 assets (4)...........                             5.11                             4.99                             5.08

--------
(1) On a fully taxable equivalent basis. Calculated using a Federal income tax rate of 35%. Loan income includes fees.
(2) Industrial revenue bonds are included in loans in the financial statements.
(3) Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(4) Net yield on earning assets is net interest income divided by total interest-earning assets.

  The following table attributes changes in the Company's net interest income (on a fully taxable equivalent basis) to changes in either average daily balances or average rates. Changes due to both interest rate and volume have been allocated to change due to balance and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

                             1997 COMPARED WITH 1996            1996 COMPARED WITH 1995
                         ----------------------------------- ----------------------------------
                         INCREASE (DECREASE)                 INCREASE (DECREASE)
                          DUE TO CHANGE IN:         TOTAL     DUE TO CHANGE IN:        TOTAL
                         ----------------------  ----------- ---------------------   ----------
                          AVERAGE     AVERAGE     INCREASE    AVERAGE     AVERAGE     INCREASE
                           RATE       ^BALANCE   (DECREASE)    RATE       BALANCE    (DECREASE)
                         ---------   ----------  ----------- ----------  ---------   ----------
                                                 (IN THOUSANDS)
Interest income:
 Loans, including fees.. $    (298)   $   5,012    $4,714    $   (3,798) $   9,802     $6,004
 Industrial revenue
  bonds.................        12          (61)      (49)          (13)      (134)      (147)
 Investments:
  Taxable...............       642        2,118     2,760          (221)     2,140      1,919
  Tax-favored debt
   securities...........         3          (75)      (72)            2        (48)       (46)
  Tax-favored equity
   securities...........       196         (463)     (267)         (111)       506        395
 Federal funds sold.....        19          393       412          (163)      (301)      (464)
                         ---------    ---------    ------    ----------  ---------     ------
  Total interest income.       574        6,924     7,498        (4,304)    11,965      7,661
                         ---------    ---------    ------    ----------  ---------     ------
Interest expense:
 Savings and interest-
  bearing transactional
  accounts..............       569        1,800     2,369        (1,366)     2,423      1,057
 Certificates of deposit
  $100,000 and over.....      (205)         213         8          (822)       (63)      (885)
 Other time deposits....      (899)        (896)   (1,795)          322      2,250      2,572
                         ---------    ---------    ------    ----------  ---------     ------
  Total deposits........      (535)       1,117       582        (1,866)     4,610      2,744
 Short-term borrowings..       (40)         378       338            (2)      (969)      (971)
 Long-term debt.........       (64)          90        26           (14)        68         54
                         ---------    ---------    ------    ----------  ---------     ------
  Total interest
   expense..............      (639)       1,585       946        (1,882)     3,709      1,827
                         ---------    ---------    ------    ----------  ---------     ------
Change in net interest
 income................. $   1,264    $   5,288    $6,552    $   (2,391) $   8,225      5,834
                         =========    =========    ======    ==========  =========     ======

PROVISION FOR POSSIBLE LOAN LOSSES

  The Company provides for possible loan losses using the allowance method. The allowance for possible loan losses is increased by provisions charged against current earnings. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance.

  The allowance is the amount management believes is necessary to absorb possible loan losses based on evaluations of collectibility and prior loan loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, specific problem loans, and current and anticipated economic conditions that may affect the borrowers' ability to pay.

  Management believes that the allowance for possible loan losses is adequate. While management uses available information to assess possible losses on loans, future additions to the allowance may be necessary. In addition, various regulatory agencies periodically review the Company's allowance for possible loan losses as an integral part of their examination process. Such agencies may require the Company to recognize additions to the allowance based on judgements different from those of management. The provision for possible loan losses totaled $4.1 million in 1997 compared to $4.2 million in 1996. (See "Allowance for Possible Loan Losses)

NONINTEREST INCOME AND NONINTEREST EXPENSE

  Noninterest income was $28.2 million in 1997, up $3.3 million from the $24.9 million reported in 1996. Trust income was up $509,000 from the 1996 level, to $5.4 million. The effects of an increase in the number of trust clients served and higher levels of administered assets were enhanced by the impact of the advances in the stock and bond markets during the year.

  Service charges on deposit accounts increased in 1997, rising to $7.0 million from $6.3 million in the previous year. This was partially attributable to CTC's new deposit fee schedule, which was implemented during the second quarter of 1997.

  Net income related to credit card activities includes fees and costs related to the issuance of credit cards and revenue generated (net of processing costs) when credit card transactions are processed through the Company's commercial customers. The Company has emphasized development of this business in recent years which has expanded to include local and national customers involved in retail, service, and mail order businesses. These activities generated net income of $4.8 million in 1997, up from $4.2 million in the prior year. This increase resulted primarily from an increase in the number of commercial customers serviced, and consequently, significantly higher levels of credit card processing volume; $1.137 billion was processed in 1997, compared with $800 million in 1996.

  Net insurance commissions generated by the insurance agency acquired in May 1997 totaled $1.4 million. In addition, the Company posted a total of $4.9 million in other noninterest income compared to $4.4 million in 1996. This category represents over thirty categories of fee income.

  Noninterest expense totaled $70.1 million in 1997, up $5.5 million from the 1996 level. Salaries increased $2.4 million from $25.8 million in 1996. Employee benefits increased by $1.8 million to $9.4 million in 1997. The increases in salaries and benefits during 1997 were primarily attributable to an increase of approximately $1.6 million resulting from higher staffing levels and related recruitment expenses and a $808,000 increase in accruals for incentive compensation plans due to stronger profits.

  FDIC insurance premiums totaled $231,000, up from $27,000 in 1996. The Banks paid minimal insurance assessments in 1996 as compared to 1997, when assessment rates were increased to 1.3 cents per $100 of deposits.

  In 1997 expenses associated with OREO were more than offset by recoveries on OREO properties sold, so that a net credit of $136,000 was posted. Net OREO expenses were $153,000 for 1996.

  Total other noninterest expense for 1997 totaled $22.9 million, up from $21.9 million in 1996. The components of other noninterest expense for the years presented are as follows:

                                                                 1997    1996
                                                                ------- -------
                                                                (IN THOUSANDS)
      Data processing.......................................... $ 5,424 $ 5,023
      Amortization of intangible assets........................   1,310   1,223
      Legal and professional...................................   1,443   1,453
      Marketing................................................   2,164   2,154
      Other....................................................  12,579  12,023
                                                                ------- -------
                                                                $22,920 $21,876
                                                                ======= =======

  Included in the increases of the various noninterest expense categories (except FDIC Premium) during 1997 were administrative expenses for The Pomerleau Insurance Agency acquired during the second quarter of 1997. Excluding the effects of Pomerleau total noninterest expenses increased 8.1% over 1996.

INCOME TAXES

  The Company and the Banks are taxed on income by the IRS at the Federal level and by various states in which they do business. The majority of the Company's income is generated in the State of Vermont, which levies franchise taxes on banking institutions based upon average deposit levels in lieu of taxing income. On August 1, 1997, the franchise tax rate increased from $0.04 to $.096 per $1,000 of deposits. This increased franchise tax expense from approximately $47,000 per month prior to August 1, 1997 to approximately $113,000 per month thereafter. For the year ended December 31, 1997, total franchise taxes of $898,000 were approximately $335,000 higher than in 1996. Franchise taxes are included in income tax expense in the consolidated statements of income.

  For 1997, the Federal and state income tax provisions amounted to $15.3 million. This compares with an income tax provision of $13.5 million for 1996. The effective tax rates for 1997 and 1996 were 34.3% and 33.5%, respectively. During 1997 and 1996, the Company's statutory Federal corporate tax rate was 35%. The Company's effective tax rates differed from the statutory rates primarily because of 1) the proportion of interest income from state and municipal securities and corporate dividend income which are partially exempt from Federal taxation and 2) tax credits on investments in qualified low income housing projects.

YEAR 2000

  The Year 2000 problem, which is common to most corporations, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information as the year 2000 approaches. The Company has commenced an assessment of the majority of its systems and is in the process of developing a specific workplan to address this issue. The Company currently believes it will be able to modify or replace its affected systems in time to minimize any detrimental effect on operations. While it is not possible, at present, to give an accurate estimate of the cost of this work, these costs may be material to the Company's results of operations in one or more fiscal quarters or years, but are not expected to have material adverse impact on the long-term results of operations, liquidity, or consolidated financial position of the Company.

RESULTS OF OPERATIONS

 Comparison of Years Ended December 31, 1996 and 1995

NET INTEREST INCOME

  For 1996, net interest income was $84.0 million, up $5.7 million from the 1995 level. On a fully taxable equivalent basis, net interest income increased $5.8 million from 1995, to $85.9 million in 1996. These improvements resulted from higher levels of interest-earning assets that outpaced a decrease in the net yield on earning assets. Average interest-earning assets totaled $1,721.3 million for 1996, up $144.3 million from the 1995 level. The taxable equivalent net yield on earning assets was 4.99% in 1996, down nine basis points from 5.08% in 1995. Because the reduction in the average yield on earning assets was greater than the reduction in the cost of interest-bearing liabilities, the net yield on earning assets declined from the year before, although growth in net earning assets produced a higher net interest income on a tax equivalent basis than a year ago.

PROVISION FOR POSSIBLE LOAN LOSSES

  The provision for possible loan losses totaled $4.2 million in 1996 and $5.0 million in 1995. The provision was reduced due to, among other things, the reduction in the level of net losses experienced in the loan portfolio and the strength of the ratios in connection with the allowance for possible loan losses.

NONINTEREST INCOME AND NONINTEREST EXPENSE

  Noninterest income was $24.9 million in 1996, up $2.9 million from the $22.0 million reported in 1995. Trust income was up $420,000 from the 1995 level, to $4.9 million. The effects of an increase in the number of trust clients served and higher levels of administered assets were enhanced by the impact of the advances in the stock and bond markets during the year.

  Service charges on deposit accounts increased again in 1996, rising to $6.3 million from $5.9 million in the previous year. Mortgage banking activity was strong throughout 1996, as generally favorable interest rates impacted the business. Mortgage servicing income rose slightly to $2.5 million. The January 1, 1996 adoption of Financial Accounting Standards Board Statement No. 122, Accounting for Mortgage Servicing Rights, which requires the capitalization of mortgage servicing rights which relate to loans which have been originated and sold on a servicing retained basis, led to a $1.4 million increase in gain on sale of mortgages.

  Net income related to credit card activities includes fees and costs related to the issuance of credit cards and revenue generated (net of processing costs) when credit card transactions are processed through the Company's commercial customers. These activities generated net income of $4.2 million in 1996, up from $3.6 million in the prior year. This increase resulted primarily from an increase in the number of customers serviced, and consequently, significantly higher levels of credit card processing volume; $800 million was processed in 1996, compared with $477 million in 1995. The Company posted a total of $4.5 million in other noninterest income, up $320,000 from the 1995 level. This category represents over thirty categories of fee income.

  Noninterest expense totaled $64.6 million in 1996, up $3.0 million from the 1995 level. Salaries increased to $25.8 million from $23.7 million in 1995. Employee benefits declined by $610,000 to $7.6 million in 1996 due to reduced pension expense at CTC resulting from the conversion to a cash balance plan effective January 1, 1996. This $1.1 million savings was offset by higher performance-based incentive compensation expenses at FBT ($195,000) and by the inclusion of BWM for the entire year ($203,000).

  Occupancy expense was $9.1 million for 1996, up from $8.1 million in 1995. Additional depreciation at CTC, related to the branch automation project completed in the second half of 1995, accounted for approximately $400,000 of the increase while the inclusion of BWM for the entire year in 1996 accounted for approximately $300,000. FDIC insurance premiums totaled $27,000, down from $1.6 million in 1995. The Banks paid minimal insurance assessments in 1996 as compared to 1995, when assessment rates were ranged 23 cents to 4 cents per $100 of deposits. In 1996, expenses associated with OREO, net of recoveries on OREO properties sold, were $153,000. Net OREO recoveries of $243,000 were recorded in 1995.

  Total noninterest expense for 1996 totaled $21.9 million, up from $20.3 in 1995. This increase was spread across several areas; including data processing costs of $560,000, marketing of $357,000, professional fees of $199,000 and travel and training of $173,000, due to the expanded scope of the consolidated operations.

INCOME TAXES

  For 1996, the Federal and state income tax provisions amounted to $13.4 million. This compares with an income tax provision of $11.7 million for 1995. The effective tax rates for 1996 and 1995 were 33.5% and 34.5%, respectively. During 1996 and 1995, the Company's statutory Federal corporate tax rate was 35%. The Company's effective tax rates differed from the statutory rates primarily because of 1) the proportion of interest income from state and municipal securities and corporate dividend income which are partially exempt from Federal taxation and 2) tax credits on investments in qualified low income housing projects.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             CHITTENDEN CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                            DECEMBER 31,
                                                        ----------------------
                                                           1997        1996
                                                        ----------  ----------
                                                           (IN THOUSANDS)
ASSETS
Cash and cash equivalents.............................. $  143,394  $  214,459
Securities available for sale..........................    363,279     329,213
Securities held for investment (market value
 $35,405,000 in 1996)..................................         --      35,580
Federal Home Loan Bank stock...........................      5,591       5,591
Mortgage loans held for sale...........................     16,433       9,870
Loans..................................................  1,399,138   1,344,667
Less: Allowance for possible loan losses...............    (26,721)    (28,096)
                                                        ----------  ----------
  Net loans............................................  1,372,417   1,316,571
Accrued interest receivable............................     14,431      14,179
Other real estate owned................................        747       2,251
Net deferred tax asset.................................      1,857      10,647
Other assets...........................................     17,736      15,797
Premises and equipment, net............................     27,412      24,297
Intangible assets......................................     13,853      10,291
                                                        ----------  ----------
  Total assets......................................... $1,977,150  $1,988,746
                                                        ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
  Demand............................................... $  302,555  $  286,932
  Savings..............................................    924,846     951,989
  Other time...........................................    409,055     418,363
  Certificates of deposit $100,000 and over............    121,089     104,295
                                                        ----------  ----------
    Total deposits.....................................  1,757,545   1,761,579
Short-term borrowings..................................     23,250      23,992
Accrued expenses and other liabilities.................     31,843      26,234
Long-term debt.........................................      2,239       2,540
                                                        ----------  ----------
  Total liabilities....................................  1,814,877   1,814,345
Commitments and contingencies
Stockholders' Equity:
Preferred stock--$100 par value authorized--200,000
 shares issued
 and outstanding--none.................................        --          --
Common stock--$1 par value authorized--30,000,000
 shares issued--
 15,929,661 in 1997 and 15,848,281 in 1996.............     15,930      15,848
Surplus................................................     72,611      71,537
Retained earnings......................................    102,553      92,039
Treasury stock, at cost--1,508,076 shares in 1997 and
 503,016 shares in 1996................................    (30,084)     (4,770)
Net unrealized gain (loss) on securities available for
 sale, net of taxes of
 $934,000 in 1997 and ($102,000) in 1996...............      1,675        (208)
Unearned portion of employee restricted stock..........       (412)        (45)
                                                        ----------  ----------
  Total stockholders' equity...........................    162,273     174,401
                                                        ----------  ----------
  Total liabilities and stockholders' equity........... $1,977,150  $1,988,746
                                                        ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                             CHITTENDEN CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                             YEARS ENDED DECEMBER 31,
                                     ------------------------------------------
                                         1997           1996          1995
                                     -------------  ------------- -------------
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INTEREST INCOME:
  Interest on loans................       $124,201       $119,432      $113,675
  Investment securities:
    Mortgage-backed securities.....          7,730          6,062         5,666
    Taxable........................         15,262         14,170        12,647
    Tax-favored debt...............             28             81            99
    Tax-favored equity.............          1,029          1,320         1,025
  Short-term investments...........          1,939          1,527         1,991
                                     -------------  ------------- -------------
    Total interest income..........        150,189        142,592       135,103
                                     -------------  ------------- -------------
INTEREST EXPENSE:
  Deposits:
    Savings........................         29,637         27,268        26,211
    Time...........................         27,460         29,247        27,560
                                     -------------  ------------- -------------
      Total interest on deposits...         57,097         56,515        53,771
  Short-term borrowings............          2,225          1,887         2,858
  Long-term debt...................            223            197           143
                                     -------------  ------------- -------------
    Total interest expense.........         59,545         58,599        56,772
                                     -------------  ------------- -------------
Net interest income................         90,644         83,993        78,331
Provision for possible loan losses.          4,050          4,183         5,000
                                     -------------  ------------- -------------
Net interest income after provision
 for possible loan losses..........         86,594         79,810        73,331
                                     -------------  ------------- -------------
NONINTEREST INCOME:
  Trust income.....................          5,385          4,876         4,456
  Service charges on deposit
   accounts........................          6,952          6,260         5,860
  Mortgage servicing income........          2,314          2,454         2,427
  Gains on sales of mortgage loans,
   net.............................          2,434          2,720         1,282
  Credit card income, net..........          4,818          4,212         3,634
  Insurance commissions, net.......          1,372            --            --
  Other............................          4,935          4,398         4,381
                                     -------------  ------------- -------------
    Total noninterest income.......         28,210         24,920        22,040
                                     -------------  ------------- -------------
NONINTEREST EXPENSE:
  Salaries.........................         28,180         25,802        23,701
  Employee benefits................          9,365          7,574         8,184
  Net occupancy expense............          9,512          9,125         8,096
  FDIC deposit insurance...........            231             27         1,580
  Other real estate owned, income
   and expense, net................           (136)           153          (243)
  Other............................         22,920         21,876        20,266
                                     -------------  ------------- -------------
    Total noninterest expense......         70,072         64,557        61,584
                                     -------------  ------------- -------------
Income before income taxes.........         44,732         40,173        33,787
Provision for income taxes.........         15,326         13,452        11,656
                                     -------------  ------------- -------------
Net income.........................  $      29,406  $      26,721 $      22,131
                                     =============  ============= =============
Basic earnings per share...........  $        1.99  $        1.75 $        1.50
Diluted earning per share..........           1.94           1.72          1.47
Dividends per share................           1.29           0.57          0.32

  The accompanying notes are an integral part of these consolidated financial statements.

                             CHITTENDEN CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                               NET UNREALIZED
                                                                GAIN (LOSS)    UNEARNED
                                                               ON SECURITIES  PORTION OF  TOTAL
                                                                  AVAILABLE    EMPLOYEE   STOCK-
                          COMMON           RETAINED  TREASURY    FOR SALE,    RESTRICTED HOLDERS'
                           STOCK  SURPLUS  EARNINGS   STOCK     NET OF TAXES    STOCK     EQUITY
                          ------- -------  --------  --------  -------------- ---------- --------
                                                     (IN THOUSANDS)
BALANCE AT DECEMBER 31,
 1994...................  $14,692 $58,522  $ 56,737    (9,586)    $(6,941)     $  (103)  $113,321
Net income..............      --      --     22,131       --          --           --      22,131
Cash dividends declared
 ($0.32 per share)......      --      --     (4,803)      --          --           --      (4,803)
Shares issued in
 conjunction with
 acquisition of The Bank
 of Western
 Massachusetts..........      588   8,174       --      5,514         --           --      14,276
Shares issued/forfeited
 under various stock
 plans, net.............      152   1,041       --        --          --           --       1,193
Amortization of deferred
 compensation for
 restricted stock
 earned.................      --      --        --        --          --            35         35
Issuance of treasury
 stock..................      --      (18)      --        105         --           --          87
Change in net unrealized
 gain on securities
 available for sale.....      --      --        --        --        7,709          --       7,709
                          ------- -------  --------  --------     -------      -------   --------
BALANCE AT DECEMBER 31,
 1995...................   15,432  67,719    74,065    (3,967)        768          (68)   153,949
Net income..............      --      --     26,721       --          --           --      26,721
Cash dividends declared
 ($0.57 per share)......      --      --     (8,747)      --          --           --      (8,747)
Shares issued/forfeited
 under various stock
 plans, net.............      416   3,835       --      (853)         --           --       3,398
Amortization of deferred
 compensation for
 restricted stock
 earned.................      --      --        --        --          --            23         23
Issuance of treasury
 stock..................      --      (17)      --         50         --           --          33
Change in net unrealized
 gain/loss on securities
 available for sale.....      --      --        --        --         (976)         --       (976)
                          ------- -------  --------  --------     -------      -------   --------
BALANCE AT DECEMBER 31,
 1996...................   15,848  71,537    92,039    (4,770)       (208)         (45)   174,401
Net income..............      --      --     29,406       --          --           --      29,406
Cash dividends declared
 ($1.29 per share)......      --      --    (18,892)      --          --           --     (18,892)
Shares issued/forfeited
 under various stock
 plans, net.............       82   1,363       --        --          --          (444)     1,001
Amortization of deferred
 compensation for
 restricted stock
 earned.................      --      --        --        --          --            77         77
Purchase of treasury
 stock..................      --      --        --    (25,956)        --           --     (25,956)
Issuance of treasury
 stock..................      --     (262)      --        642         --           --         380
Cash paid for fractional
 shares.................      --      (27)      --        --          --           --         (27)
Change in net unrealized
 gain/loss on securities
 available for sale.....      --      --        --        --        1,883          --       1,883
                          ------- -------  --------  --------     -------      -------   --------
BALANCE AT DECEMBER 31,
 1997...................  $15,930 $72,611  $102,553  $(30,084)    $ 1,675        $(412)  $162,273
                          ======= =======  ========  ========     =======      =======   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             CHITTENDEN CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 YEARS ENDED DECEMBER 31,
                                               -------------------------------
                                                 1997       1996       1995
                                               ---------  ---------  ---------
                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income................................... $  29,406  $  26,721  $  22,131
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Provision for possible loan losses.........     4,050      4,183      5,000
   Depreciation and amortization..............     3,581      3,551      2,840
   Amortization of intangible assets..........     1,311      1,223      1,031
   Amortization of premiums, fees, and
    discounts, net............................    (1,119)    (1,570)      (622)
   Investment securities (gains) losses.......       (53)        98       (205)
   Deferred (prepaid) income taxes............     7,759       (133)       (43)
   Loans originated and purchased for sale....  (186,773)  (193,833)  (159,895)
   Proceeds from sales of loans...............   182,393    201,375    150,771
   Gains on sales of loans....................    (2,434)    (2,720)    (1,282)
   Increase in Federal Home Loan Bank stock...       --         --        (374)
   Gains on sales of premises and equipment...       --         --        (225)
 Changes in assets and liabilities, net of
  effect from purchase of acquired companies:
   Accrued interest receivable................      (252)    (1,299)      (108)
   Other assets...............................    (3,775)    (2,721)     1,474
   Accrued expenses and other liabilities.....     5,957        896     (1,042)
                                               ---------  ---------  ---------
     Net cash provided by operating
      activities..............................    40,051     35,771     19,451
                                               ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net cash acquired (paid) in relation to
  acquisitions................................       721        --      (3,455)
 Proceeds from sales of securities available
  for sale....................................   199,497      9,291      9,473
 Proceeds from maturing securities and
  principal payments on securities available
  for sale....................................   208,729    256,506    160,505
 Purchases of securities available for sale...  (417,301)  (329,832)  (164,287)
 Proceeds from sales of securities held for
  investment..................................     6,843        --         --
 Proceeds from principal payments on
  securities held for investment..............     6,960      4,352      6,054
 Purchases of securities held for investment..      (199)      (321)    (5,464)
 Loans originated, net of principal
  repayments..................................   (60,611)   (91,207)   (38,007)
 Purchases of premises and equipment..........    (6,696)    (2,901)    (4,254)
 Proceeds from sales of premises and
  equipment...................................       --         --         488
                                               ---------  ---------  ---------
   Net cash used in investing activities......   (62,057)  (154,112)   (38,947)
                                               ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in deposits..........    (4,049)   173,653    115,637
 Net decrease in short-term borrowings........      (742)    (1,033)   (24,884)
 Net increase (decrease) in long term
  borrowings..................................      (301)        56         54
 Proceeds from issuance of treasury and
  common stock................................       908      3,431      1,280
 Dividends on common stock....................   (18,892)    (8,747)    (4,803)
 Repurchase of common stock...................   (25,983)       --         --
                                               ---------  ---------  ---------
   Net cash provided by (used in) financing
    activities................................   (49,059)   167,360     87,284
                                               ---------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents..................................   (71,065)    49,019     67,788
Cash and cash equivalents at beginning of
 year.........................................   214,459    165,440     97,652
                                               ---------  ---------  ---------
Cash and cash equivalents at end of year...... $ 143,394  $ 214,459  $ 165,440
                                               =========  =========  =========
Supplemental disclosure of cash flow
 information:
 Cash paid during the year for:
   Interest................................... $  59,861  $  58,201  $  56,410
   Income taxes...............................     8,882      9,950     11,668
 Non-cash investing and financing activities:
   Securities transferred from held for
    investment to held for sale...............    21,920        --         --
   Loans transferred to other real estate
    owned.....................................     1,810      2,444      5,152
   Mortgage loans securitized.................       --         --       3,665
   Issuance of treasury and restricted stock..       502      3,216      1,280
 Assets acquired and liabilities assumed
  through acquisitions:
   Fair value of assets acquired..............     7,937        --     229,971
   Liabilities assumed........................    (3,182)       --    (203,518)
   Debt issued................................    (3,700)       --         --
   Common stock issued........................       --         --     (14,276)
   Cash paid..................................     1,055        --      12,177

  The accompanying notes are an integral part of these consolidated financial statements.

                            CHITTENDEN CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of Chittenden Corporation (the "Company") and its subsidiaries: Chittenden Trust Company (CTC) and its subsidiary The Pomerleau Agency (Pomerleau); The Bank of Western Massachusetts (BWM); Flagship Bank & Trust Company (FBT); and Chittenden Connecticut Corporation (CCC). (CTC, BWM, and FBT are collectively referred to as the "Banks.") All material intercompany accounts and transactions have been eliminated in consolidation. All information presented has been restated to include FBT, which was acquired on February 29, 1996 (see note 2). This transaction was accounted for as a pooling of interests.

 Nature of Operations

  CTC operates thirty-six branches throughout the state of Vermont, BWM operates five branches in the greater Springfield, Massachusetts area and FBT operates six branches in the greater Worcester, Massachusetts area. The Banks' primary business is providing loans, deposits, and other banking services to commercial, individual, and public sector customers. CCC is a mortgage banking operation with offices in Brattleboro, Vermont and Southbury, Connecticut. The Pomerleau Agency is an independent insurance agency with offices in Burlington, Vermont.

 Use of Estimates in the preparation of Financial Statements

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Securities

  Under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), investments in debt securities may be classified as held for investment and measured at amortized cost only if the Company has the positive intent and ability to hold such securities to maturity. Investments in debt securities that are not classified as held for investment and equity securities that have readily determinable fair values are classified as either trading securities or securities available for sale. Trading securities are investments purchased and held principally for the purpose of selling in the near term; securities available for sale are investments not classified as trading or held for investment.

  Securities transferred between categories are accounted for at market value. Unrealized holding gains and losses on trading securities are included in earnings; unrealized holding gains and losses on securities available for sale or on securities transferred into the available for sale category from the held for investment category are reported as a separate component of stockholders' equity, net of applicable income taxes. Unrealized losses, which are considered other than temporary in nature, are recognized in earnings.

 Loans

  Loans are stated at the amount of unpaid principal, net of unearned discounts, unearned net loan origination fees and net any government agency guarantees. Such fees and discounts are accreted using methods that approximate the effective-interest method.

                            CHITTENDEN CORPORATION

  Interest on loans is included in income as earned based upon interest rates applied to unpaid principal. Interest is not accrued on loans 90 days or more past due unless they are adequately secured and in the process of collection, or on other loans when management believes collection is doubtful. All loans considered impaired under SFAS 114 (except troubled debt restructurings), as defined below, are nonaccruing. Interest on nonaccruing loans is recognized when payments are received when the ultimate collectibility of interest is no longer considered doubtful. When a loan is placed on nonaccrual status, all interest previously accrued is reversed against current-period interest income.

 Allowance for Possible Loan Losses

  The allowance for possible loan losses is based on management's estimate of the amount required to reflect the risks in the loan portfolio, based on circumstances and conditions known or anticipated at each reporting date. There are inherent uncertainties with respect to the final outcome of the Banks' loans. Because of these inherent uncertainties, it is reasonably possible that actual losses experienced in the near term may differ from the amounts reflected in these consolidated financial statements.

  Factors considered in evaluating the adequacy of the allowance for possible loan losses include previous loss experience, current economic conditions and their effect on borrowers, the performance of individual loans in relation to contract terms, and estimated fair values of underlying collateral. Losses are charged against the allowance for possible loan losses when management believes that the collectibility of principal is doubtful.

  Key elements of the above estimates, including assumptions used in developing independent appraisals, are dependent on the economic conditions prevailing at the time such estimates are made. Accordingly, uncertainty exists as to the final outcome of certain valuation judgments as a result of changes in economic conditions in the Banks' lending areas.

  As of January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118 (hereafter collectively referred to as SFAS 114). A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS 114 requires that impaired loans be measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate. In the case of collateral dependent loans, impairment may be measured based on the fair value of the collateral. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. This change in accounting policy, as prescribed by SFAS 114, did not result in a cumulative adjustment of the Company's reported financial condition and had no impact on the Company's income recognition policy for nonaccrual loans. Further, adoption of SFAS 114 did not affect the Company's provision for possible loan losses for the year ended December 31, 1995.

 Loan Origination and Commitment Fees

  Loan origination and commitment fees, and certain loan origination costs, are deferred and amortized over the contractual terms of the related loans as yield adjustments using primarily the level-yield method. When loans are sold or paid off, the unamortized net fees and costs are recognized in income. Net deferred loan fees amounted to $542,000 and $1,121,000 at December 31, 1997 and 1996, respectively.

 Purchased Mortgage Servicing Rights

  Purchased Mortgage Servicing Rights (PMSRs) are initially recorded at the lower of cost or the present value of the estimated future net servicing income. Such amounts are amortized in proportion to and over the period of the estimated net servicing income. The Company regularly evaluates the carrying value of PMSRs for individual servicing acquisitions, compared with the present value of estimated future net servicing income. Amortization is adjusted to reflect changes in prepayment experience.

                            CHITTENDEN CORPORATION

 Originated Mortgage Servicing Rights

  As of January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 122, Accounting For Mortgage Servicing Rights ("SFAS 122"). SFAS 122 requires the recognition, as separate assets, rights to service mortgage loans for others, when the related loans are sold and the servicing rights are retained. The amount capitalized is based on an allocation of the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. SFAS 122 also requires capitalized mortgage servicing rights to be assessed for impairment based on the fair value of those rights. This change in accounting was adopted prospectively for mortgage loans sold on or after January 1, 1996.

  As of January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, Accounting For Transfers And Servicing Of Financial Assets And Extinguishment Of Liabilities ("SFAS 125"), which superseded SFAS 122, Accounting For Mortgage Servicing Rights. Under the financial-components approach set forth in SFAS 125, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The Statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 did not have a significant impact on the Company's financial position or results of operations.

 Mortgage Loans Held for Sale

  Mortgage loans held for sale are carried at the lower of aggregate cost or market value. Gains and losses on sales of mortgage loans are recognized at the time of the sale and are adjusted when the interest rate charged to the borrower and the interest rate paid to the purchaser, after considering a normal servicing fee (and, in the case of mortgage-backed securities, a guarantee fee), differ.

 Premises and Equipment

  Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight line method over the estimated useful lives of the premises and equipment. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the estimated useful lives of the improvements. Expenditures for maintenance, repairs, and renewals of minor items are charged to expense as incurred.

 Other Real Estate Owned

  Collateral acquired through foreclosure ("Other Real Estate Owned" or "OREO") is recorded at the lower of the carrying amount of the loan or the fair value of the property, less estimated costs to sell, at the time of acquisition. A valuation allowance for the estimated costs to sell is charged to expense. Subsequent changes in the fair value of OREO are reflected in the valuation allowance and charged or credited to expense. Such amounts and net operating income or expense related to OREO are included in noninterest expense in the accompanying consolidated statements of income.

 Intangible Assets

  Intangible assets include the excess of the purchase price over the fair value of net assets acquired (goodwill) in the acquisitions of BWM and Pomerleau, as well as a core deposit intangible (see Note 2).

                            CHITTENDEN CORPORATION

Goodwill is being amortized on a straight-line basis over 15 years. The core deposit intangible is being amortized on an accelerated basis over 10 years. The Company periodically evaluates intangible assets for impairment on the basis of whether these assets are fully recoverable from projected, undiscounted net cash flows of the related acquired entity.

 Income Taxes

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS
109), which recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled.

 Earnings Per Share

  In March 1997, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), which established new standards for calculating and presenting earnings per share. The Company has adopted this new standard for the current and prior periods in its financial statements as of December 31, 1997. The standard requires the reporting of basic earnings per share and diluted earnings per share.

  The calculation of basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is based on the weighted average number of shares of common stock outstanding adjusted for the incremental shares attributed to outstanding common stock equivalents, using the treasury stock method. Common stock equivalents include options granted under the Company's stock plans and shares to be issued under the Company's Directors' Deferred Compensation Plan.

 Cash and Cash Equivalents

  Cash and cash equivalents consist of cash on hand, amounts due from banks, interest-bearing deposits and certain money market mutual fund investments. Cash equivalents are accounted for at cost, which approximates fair value.

 Trust

  Trust administered assets of approximately $2.8 billion and $2.6 billion at December 31, 1997 and 1996, respectively, held by the Banks in a fiduciary or agency capacity for customers, are not included in the accompanying consolidated balance sheets as they are not assets of the Company. Trust income is recorded on the cash basis in accordance with industry practice.

 Credit Card Income

  Credit card income includes annual fees and interchange income from credit cards issued by the Company, and merchant discount income. Merchant discount income consists of the fees charged on credit card receipts submitted by the Company's commercial customers. Credit card income is presented net of credit card expense, which includes fees paid by the Company to credit card issuers and third-party processors. Such amounts are recognized on the accrual basis, and are presented in the noninterest income section of the statement of operations.

                            CHITTENDEN CORPORATION

 Stock-Based Compensation

  Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

 Reclassifications

  Certain amounts in the 1996 and 1995 financial statements have been reclassified to be consistent with current year presentation.

NOTE 2 ACQUISITIONS

 The Bank of Western Massachusetts

  On March 17, 1995, the Company acquired all of the outstanding shares of the common stock of BWM. The Company issued 1,225,635 shares at a price of $11.65 per share; 638,429 of the shares issued were from treasury stock. The total cash outlay, including payments made with respect to outstanding stock options and warrants issued by BWM, was $12.2 million. This transaction has been accounted for as a purchase and, accordingly, the consolidated statement of income includes BWM's results of operations from the date of acquisition.

  The purchase price has been allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired, including a core deposit intangible asset, has been recorded as goodwill.

  Following is supplemental information reflecting selected pro forma results for the Company as if this acquisition had been consummated Prior to January 1, 1995:

                                                           1995
                                           -------------------------------------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenue.............................               $103,037
Income before income taxes................                 33,379
Net income................................                 21,804
Basic earnings per share..................                   1.48
Diluted earnings per share................                   1.44
Total revenue includes net interest income and noninterest income.

 Flagship Bank and Trust Company

  On February 29, 1996, the Company acquired FBT for stock. Under the agreement, FBT shareholders received 1.5 shares of the Company's common stock for each share of FBT stock. Total shares outstanding of the Company's stock increased by 2.0 million shares as a result of the acquisition. Based on the closing price of Chittenden stock as of February 29, 1996, the market value of the shares exchanged totaled $35.2 million. The acquisition was accounted for as a pooling of interests. Accordingly, the financial statements for 1995 have been restated to include Flagship.

                            CHITTENDEN CORPORATION

  Total revenue, income before income taxes, net income, and earnings per share data of the separate companies for the periods preceding the acquisition were:

                                          1995
                         ---------------------------------------------
                          CHITTENDEN        FLAGSHIP
                         CORPORATION     BANK & TRUST    COMBINED
                         -------------   --------------  -------------
                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total Revenue...........        $86,176          $14,195      $100,371
Income before income
 taxes..................         31,178            2,609        33,787
Net Income..............         20,885            1,246        22,131
Basic earnings per
 share..................           1.66             0.61          1.50
Diluted earnings per
 share..................           1.62             0.61          1.47
Total revenue includes net interest income and noninterest
 income.

 The Pomerleau Agency

  On May 31, 1997, CTC acquired certain assets and assumed certain liabilities of Pomerleau. This transaction has been accounted for as a purchase and, accordingly, all results of operations subsequent to the transaction have been included in the Company's consolidated statement of income. The purchase price has been allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired has been recorded as goodwill. The impact of the acquisition was not material to consolidated operations and therefore, pro forma disclosures have been omitted.

                            CHITTENDEN CORPORATION

NOTE 3 SECURITIES

  Investment securities at December 31, 1997 and 1996 are as follows:

                                       AMORTIZED UNREALIZED UNREALIZED   FAIR
                                         COST      GAINS     LOSSES     VALUE
                                       --------- ---------- ---------- --------
                                                    (IN THOUSANDS)
1997
SECURITIES AVAILABLE FOR SALE:
 U.S. Treasury securities............. $ 23,087    $  247    $    --   $ 23,334
 U.S. government agency obligations...  136,872     1,348        (17)   138,203
 Obligations of states and political
  subdivisions........................      314        --         --        314
 Mortgage-backed securities...........   90,873       987       (422)    91,438
 Corporate bonds and notes............   89,877       956        (21)    90,812
 Government bond mutual funds.........    9,526        --       (476)     9,050
 Marketable equity securities.........   10,000         7         --     10,007
 Other debt securities................      121        --         --        121
                                       --------    ------    -------   --------
Total securities available for sale... $360,670    $3,545    $  (936)  $363,279
                                       ========    ======    =======   ========
1996
SECURITIES AVAILABLE FOR SALE:
 U.S. Treasury securities............. $109,606    $  440    $  (575)  $109,471
 U.S. government agency obligations...   76,179       695       (167)    76,707
 Mortgage-backed securities...........   51,850       245       (491)    51,604
 Corporate bonds and notes............   65,248       133       (191)    65,190
 Government bond mutual funds.........   10,605        --       (502)    10,103
 Marketable equity securities.........   16,035       103         --     16,138
                                       --------    ------    -------   --------
Total securities available for sale... $329,523    $1,616    $(1,926)  $329,213
                                       ========    ======    =======   ========
SECURITIES HELD FOR INVESTMENT:
 U.S. government agency obligation.... $    198    $   --    $    --   $    198
 Obligations of states and political
  subdivisions........................      490        --         --        490
 Mortgage-backed securities...........   34,761        77       (252)    34,586
 Corporate bonds and notes............       25        --         --         25
 Other debt securities................      106        --         --        106
                                       --------    ------    -------   --------
Total securities held for investment.. $ 35,580    $   77    $  (252)  $ 35,405
                                       ========    ======    =======   ========

  Proceeds from sales of debt securities amounted to $206,340,000, $9,291,000 and $9,473,000 in 1997, 1996, and 1995, respectively. Realized losses on sales of debt securities were $532,000, $98,000 and $73,000 in 1997, 1996, and 1995, respectively. Realized gains on sales of debt securities were $529,000 and $13,000 in 1997 and 1995, respectively. The Company sold marketable equity securities for gains of $114,000 in 1997 and $265,000 in 1995. During 1997, the Company sold government bond mutual funds at a loss of $58,000.

  Market value of securities pledged to secure U.S. Treasury borrowings, public deposits, securities sold under agreements to repurchase, and for other purposes required by law, amounted to $101,932,000 and $179,642,000 at December 31, 1997 and 1996, respectively.

  The following table shows the maturity distribution of the amortized cost of the Company's investment securities at December 31, 1997, with a comparative total for 1996. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations:

                            CHITTENDEN CORPORATION

                                     AFTER    AFTER
                                    ONE BUT  FIVE BUT
                            WITHIN   WITHIN   WITHIN  AFTER
                              ONE     FIVE     TEN     TEN   NO FIXED
                             YEAR   YEARS     YEARS   YEARS  MATURITY  TOTAL
                            ------- -------- -------- ------ --------- --------
                                              (IN THOUSANDS)
INVESTMENT SECURITIES:
 U.S. Treasury securities.. $10,574 $ 12,513 $    --  $   --  $    --  $ 23,087
 U.S. government agency
  obligations..............   9,963  122,109   3,000   1,800       --   136,872
 Obligations of states and
  political subdivisions...      16       17     170     111       --       314
 Mortgage-backed securities
  (1)......................  17,571   46,716  26,339     247       --    90,873
 Corporate bonds and notes.   5,991   83,861      25      --       --    89,877
 Government bond mutual
  funds....................      --       --      --      --    9,526     9,526
 Marketable equity
  securities...............  10,000       --      --      --       --    10,000
 Other debt securities.....      --       89      32      --       --       121
                            ------- -------- -------  ------  -------  --------
Total investment
 securities................ $54,115 $265,305 $29,566  $2,158  $ 9,526  $360,670
                            ======= ======== =======  ======  =======  ========
Comparative totals for
 1996...................... $85,640 $239,349 $22,350  $6,924  $10,840  $365,103

  (1) Maturities of mortgage-backed securities are based on contractual payments and estimated mortgage loan prepayments.

  The following table shows the maturity distribution of the fair value of the Company's investment securities at December 31, 1997, with a comparative total for 1996. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations:

                                  AFTER    AFTER
                                 ONE BUT  FIVE BUT
                         WITHIN   WITHIN   WITHIN  AFTER
                           ONE     FIVE     TEN     TEN   NO FIXED
                          YEAR    YEARS    YEARS   YEARS  MATURITY  TOTAL
                         ------- -------- -------- ------ --------- --------
                                           (IN THOUSANDS)
INVESTMENT SECURITIES:
 U.S. Treasury
  securities............ $10,662 $ 12,672 $    --  $       $    --  $ 23,334
 U.S. government agency
  obligations...........   9,954  123,363   3,085   1,801       --   138,203
 Obligations of states
  and political
  subdivisions..........      16       17     170     111       --       314
 Mortgage-backed
  securities (1)........  17,680   47,006  26,503     249       --    91,438
 Corporate bonds and
  notes.................   5,986   84,801      25      --       --    90,812
 Government bond mutual
  funds.................      --       --      --      --    9,050     9,050
 Marketable equity
  securities............  10,000       --      --      --        7    10,007
 Other debt securities..      --       89      32      --       --       121
                         ------- -------- -------  ------  -------  --------
Total investment
 securities............. $54,298 $267,948 $29,815  $2,161  $ 9,057  $363,279
                         ======= ======== =======  ======  =======  ======== ===
Comparative totals for
 1996................... $85,580 $239,582 $22,139  $6,876  $10,441  $364,618

  (1) Maturities of mortgage-backed securities are based on contractual repayments and estimated mortgage loan prepayments.

                            CHITTENDEN CORPORATION

NOTE 4 LOANS

  Major classifications of loans at December 31, 1997 and 1996 are as follows:

                                                            1997        1996
                                                         ----------  ----------
                                                            (IN THOUSANDS)
Commercial.............................................. $  365,042  $  321,068
Real estate:
  Residential...........................................    375,967     406,850
  Commercial............................................    314,477     304,530
  Construction..........................................     21,900      25,084
                                                         ----------  ----------
    Total real estate...................................    712,344     736,464
Home equity.............................................     80,429      84,319
Consumer................................................    168,761     161,699
Lease financing.........................................     72,562      41,117
                                                         ----------  ----------
    Total gross loans...................................  1,399,138   1,344,667
Allowance for possible loan losses......................    (26,721)    (28,096)
                                                         ----------  ----------
Net loans............................................... $1,372,417  $1,316,571
                                                         ==========  ==========
Mortgage loans held for sale............................ $   16,433  $    9,870
                                                         ==========  ==========

  Lease financing receivable includes the estimated residual value of leased vehicles of approximately $46,295,000 and $24,207,000 at December 31, 1997 and 1996, respectively, and is net of unearned interest income of approximately $10,829,000 and $5,855,000 at those dates.

  CTC's lending activities are conducted primarily in Vermont, with additional activity relating to nearby trading areas in Quebec, New York, New Hampshire, Maine, and Connecticut. BWM's lending activities are conducted primarily in the greater Springfield, Massachusetts area while FBT's lending activities are conducted primarily in the greater Worcester, Massachusetts area. The Banks make single family and multi-family residential loans, commercial real estate loans, commercial loans, and a variety of consumer loans. In addition, the Banks make loans for the construction of residential homes, multi-family and commercial properties, and for land development. The ability and willingness of the Banks' borrowers to honor their repayment commitments are impacted by many factors, including the level of overall economic activity within the borrowers' geographic areas.

  Changes in the allowance for possible loan losses are summarized as follows:

                                                       1997     1996     1995
                                                      -------  -------  -------
                                                          (IN THOUSANDS)
Balance at beginning of year......................... $28,096  $27,818  $22,163
Allowance of BWM at acquisition......................     --       --     4,135
Provision for possible loan losses...................   4,050    4,183    5,000
Loan recoveries......................................   2,812    2,204    3,002
Loans charged off....................................  (8,237)  (6,109)  (6,482)
                                                      -------  -------  -------
Balance at end of year............................... $26,721  $28,096  $27,818
                                                      =======  =======  =======

  The principal amount of loans on nonaccrual status was $6,481,000 and $10,601,000 at December 31, 1997 and 1996, respectively. Loans whose terms have been substantially modified in troubled debt restructurings amounted to $767,000 and $638,000 at December 31, 1997 and 1996, respectively.

                            CHITTENDEN CORPORATION

  The amount of interest which was not earned but which would have been earned had the nonaccrual and restructured loans performed in accordance with their original terms and conditions was as follows:

                                                             1997   1996   1995
                                                            ------ ------ ------
                                                               (IN THOUSANDS)
Interest income in accordance with original loan terms..... $1,164 $1,668 $1,007
Interest income recognized.................................    353    721    513
                                                            ------ ------ ------
Reduction in interest income............................... $  811 $  947 $  494
                                                            ====== ====== ======

  At December 31, 1997, the Banks were not committed to lend any additional funds to borrowers with loans whose terms have been restructured.

  At December 31, 1997, the recorded investment in loans that are considered to be impaired under SFAS 114 was $2,977,000 (all such loans, except troubled debt restructurings, were on a nonaccrual basis). Included in this amount is $2,647,000 of impaired loans for which the related allowance for possible loan losses is $960,000 and $330,000 of impaired loans for which no specific allowance for possible loan losses has been allocated. The average recorded investment in impaired loans during the year ended December 31, 1997 was approximately $3,704,000. For the year ended December 31, 1997, interest income on impaired loans totaled $54,000, of which $13,000 was recognized on a cash basis.

  Residential mortgage loans serviced for others, which are not reflected in the consolidated balance sheets, totaled approximately $1,024.4 million and $1,006.9 million at December 31, 1997 and 1996, respectively. No recourse provisions exist in connection with such servicing.

  The following table is a summary of activity for mortgage servicing rights purchased and originated for the years ended December 31, 1997 and 1996 (in thousands):

                                                    PURCHASED ORIGINATED TOTAL
                                                    --------- ---------- ------
                                                          (IN THOUSANDS)
Balance at December 31, 1995.......................  $2,126     $  --    $2,126
  Additions........................................      35      1,334    1,369
  Amortization.....................................    (325)      (145)    (470)
                                                     ------     ------   ------
Balance at December 31, 1996.......................  $1,836     $1,189   $3,025
  Additions........................................     --       1,250    1,250
  Amortization.....................................    (286)      (422)    (708)
                                                     ------     ------   ------
Balance at December 31, 1997.......................  $1,550     $2,017   $3,567
                                                     ======     ======   ======

  SFAS 125 requires enterprises to measure the impairment of servicing rights based on the difference between the carrying amount of the servicing rights and current fair value. At December 31, 1997 and 1996, no allowance for impairment in the Company's mortgage servicing rights was necessary.

                            CHITTENDEN CORPORATION

NOTE 5 PREMISES AND EQUIPMENT

  Premises and equipment at December 31, 1997 and 1996 are summarized as follows:

                                                             ESTIMATED ORIGINAL
                                           1997      1996       USEFUL LIVES
                                         --------  --------  ------------------
                                          (IN THOUSANDS)
Land.................................... $  3,158  $  3,162          --
Buildings and improvements..............   10,906     9,430     25-50 years
Leasehold improvements..................   15,050    12,962      2-50 years
Furniture and equipment.................   23,848    20,802      3-15 years
Construction in progress................      883       593          --
                                         --------  --------
                                           53,845    46,949
Accumulated depreciation and
 amortization...........................  (26,433)  (22,652)
                                         --------  --------
                                         $ 27,412  $ 24,297
                                         ========  ========

  The Company is obligated under various noncancelable operating leases for premises and equipment expiring in various years through the year 2008. Total lease expense, less income from subleases, amounted to approximately $2,225,000, $2,031,000 and $1,849,000 in 1997, 1996, and 1995, respectively.

  Future minimum rental commitments for noncancelable operating leases on premises and equipment with initial or remaining terms of one year or more at December 31, 1997 are as follows:

YEAR                                             CAPITAL LEASES OPERATING LEASES
----                                             -------------- ----------------
                                                         (IN THOUSANDS)
1998............................................     $   87         $ 2,013
1999............................................      1,754           1,930
2000............................................        --            1,776
2001............................................        --            1,435
2002............................................        --            1,154
Thereafter......................................        --            4,986
                                                     ------         -------
Total minimum lease payments....................      1,841         $13,294
                                                     ======         =======
Amounts representing interest...................        208
                                                     ------
Present value of net minimum lease payments.....     $1,633
                                                     ======

NOTE 6 BORROWINGS

  Short-term borrowings at December 31, 1997 and 1996 consist of the following:

                                                                 1997    1996
                                                                ------- -------
                                                                (IN THOUSANDS)
Securities sold under agreements to repurchase:
  Due through January 6, 1997, weighted average rate of 9.20%.. $   --  $10,000
  Due through January 5, 1998, weighted average rate of 9.20%..  10,000     --
U.S. Treasury borrowings, 5.27% in 1997 and 5.18% in 1996, due on demand.....................................................  12,044  13,894
FHLB Term Advances, 5.81% due on October 18, 1998..............   1,000     --
FHLB Affordable Housing Program Advance, no fixed maturity,
 4.43% in 1997 and 5.79% in 1996...............................     206      98
                                                                ======= =======
                                                                $23,250 $23,992
                                                                ======= =======

                            CHITTENDEN CORPORATION

  Short-term borrowings are collateralized by U.S. Treasury and agency securities, mortgage-backed securities, and residential mortgage loans. These assets had a carrying value and a fair value of $27,474,000 and $27,848,000, respectively, at December 31, 1997, and $28,019,000 and $28,006,000,
respectively, at December 31, 1996.

  The following information relates to securities sold under agreements to repurchase:

                                                       1997     1996     1995
                                                      -------  -------  -------
                                                          (IN THOUSANDS)
Average balance outstanding during the year.......... $10,596  $10,097  $11,304
Average interest rate during the year................    8.99%    9.18%    8.83%
Maximum amount outstanding at any month-end.......... $10,000  $10,000  $20,000

  The following information relates to U.S. Treasury borrowings:

                                                       1997     1996     1995
                                                      -------  -------  -------
                                                          (IN THOUSANDS)
Average balance outstanding during the year.......... $22,442  $15,282  $19,556
Average interest rate during the year................    5.28%    5.16%    5.73%
Maximum amount outstanding at any month-end.......... $62,381  $62,858  $70,669

  The following information relates to short-term FHLB borrowings:

                                                         1997    1996    1995
                                                        ------  ------  -------
                                                           (IN THOUSANDS)
Average balance outstanding during the year............ $  194  $2,307  $ 7,162
Average interest rate during the year..................   4.60%   5.77%    5.96%
Maximum amount outstanding at any month-end............ $1,348  $3,000  $12,725

  The following information relates to long-term debt:

                                                                 1997    1996
                                                                ------- -------
                                                                (IN THOUSANDS)
FHLB Term Advance, 5.81%, due on October 19, 1998.............. $   --  $ 1,000
Note Payable, 5.90%, due on June 1, 1999.......................     642     --
Capitalized lease obligation...................................   1,597   1,540
                                                                ------- -------
                                                                $ 2,239 $ 2,540
                                                                ======= =======

  The advance from the Federal Home Loan Bank of Boston is collateralized by the Company's holdings of Federal Home Loan Bank of Boston stock and residential real estate loans equal to at least 200% of the advance.

                            CHITTENDEN CORPORATION

NOTE 7 INCOME TAXES

  The provision for income taxes consists of the following:

                                                       1997     1996     1995
                                                      -------  -------  -------
                                                          (IN THOUSANDS)
Current payable
  Federal............................................ $ 6,001  $12,414  $10,713
  State..............................................   1,566    1,171      986
                                                      -------  -------  -------
                                                        7,567   13,585   11,699
Deferred (prepaid)
  Federal............................................   7,920     (147)     (45)
  State..............................................    (161)      14        2
                                                      -------  -------  -------
                                                        7,759     (133)     (43)
                                                      -------  -------  -------
Provision for income taxes........................... $15,326  $13,452  $11,656
                                                      =======  =======  =======

  Current income taxes receivable, included in other assets, were $2,445,000 and $993,000, at December 31, 1997 and 1996, respectively. Current income taxes payable, included in accrued expenses and other liabilities, was $219,000 at December 31, 1997.

  The State of Vermont assesses a franchise tax for banks in lieu of a bank income tax. The franchise tax, assessed based on deposits, amounted to approximately $898,000, $562,000, and $530,000 in 1997, 1996, and 1995,
respectively. These amounts are included in provision for income taxes in the accompanying consolidated statements of income.

  The following is a reconciliation of the provision for Federal income taxes, calculated at the statutory rate, to the recorded provision for income taxes:

                                                       1997     1996     1995
                                                      -------  -------  -------
                                                          (IN THOUSANDS)
Computed tax at statutory Federal rate............... $15,656  $14,061  $11,826
Increase (decrease) in taxes from:
  Amortization of intangible assets (1)..............     166      166      142
  Tax-exempt interest, net...........................    (908)    (992)  (1,109)
  Dividends received deduction.......................    (187)    (238)    (214)
  State taxes, net of Federal Tax benefit............   1,018      770      449
  Other, net.........................................    (419)    (315)     562
                                                      -------  -------  -------
  Total.............................................. $15,326  $13,452  $11,656
                                                      =======  =======  =======
Effective income tax rate............................    34.3%    33.5%    34.5%

--------
(1) The goodwill expense related to the acquisition of Pomerleau is tax deductible and therefore not included in this reconciliation.

                            CHITTENDEN CORPORATION

  The components of the net deferred tax asset at December 31, 1997 and 1996 are as follows:

                                                                1997     1996
                                                               -------  -------
                                                               (IN THOUSANDS)
Allowance for possible loan losses............................ $ 9,077  $ 9,209
Deferred compensation and pension.............................   1,409    2,332
Other real estate owned writedowns............................      26       94
Depreciation..................................................    (287)    (535)
Accrued liabilities...........................................   1,920      294
Unrealized (gain) loss on securities available for sale.......    (934)     102
Basis differences, purchase accounting........................     356      387
Core deposit intangible.......................................  (1,364)  (1,614)
Leasing program...............................................  (7,336)     --
Mortgage servicing............................................    (706)      38
Other.........................................................    (304)     340
                                                               -------  -------
                                                               $ 1,857  $10,647
                                                               =======  =======

NOTE 8 STOCKHOLDERS' EQUITY

 Treasury Stock

  On January 16, 1997, the Company's Board of Directors authorized the repurchase of up to 1.25 million shares of the Company's common stock in negotiated transactions or open market purchases. The authorized repurchases may be made over a period of up to two years and will be used to fund obligations for employee and director stock ownership plans. During 1997, the Company repurchased 1,043,000 shares of its common stock at a total cost of $26.0 million.

 Dividends

  Dividends paid by the Banks are the primary source of funds available to the Company for payment of dividends to its stockholders and for other corporate needs. Applicable federal and state statutes, regulations, and guidelines impose restrictions on the amount of dividends that may be declared by the Banks.

  The Company paid dividends of $18,892,000, $8,747,000, and $4,803,000 during 1997, 1996, and 1995, respectively. These amounts represented $1.29, $0.57, and $0.32 per share. Included in dividends for 1997 was a special cash dividend of $8,675,000 or $0.60 per share.

 Surplus

  CTC is required by Vermont statute to transfer a minimum of 10% of net income from retained earnings to surplus on an annual basis. No transfer is required if net worth as a percentage of deposits and other liabilities exceeds 10%.

  The payments of dividends by BWM and FBT are subject to Massachusetts banking law restrictions which require that the capital stock and surplus account of the bank must amount, in the aggregate, to at least 10% of the bank's deposit liability or there shall be transferred from net profits to the surplus account: (1) the amount required to increase the surplus account so that it, together with the capital stock, will amount to at least 10% of deposit liability or; (2) the amount required to increase the surplus account so that it shall amount to 50% of the common stock, and thereafter, the amount , not exceeding 50% of net profits, required to increase the surplus account so that it shall amount to 100% of capital stock. Because one or both of these tests were met at the individual banks, no transfers were made during the year.

                            CHITTENDEN CORPORATION

 Stock Splits

  On December 12, 1997, May 24, 1996 and May 26, 1995, the Company distributed five-for-four stock splits. All historical share information presented in the consolidated financial statements has been restated to reflect these events.

 Earnings Per Share

  The following table summarizes the calculation of basic and diluted earnings per share:

                                     1997            1996            1995
                                --------------  --------------  --------------
                                (IN THOUSANDS EXCEPT PER SHARE INFORMATION)
Net Income..................... $       29,406  $       26,721  $       22,131
Weighted average common shares
 outstanding...................     14,812,208      15,228,820      14,763,133
Common stock equivalents of
 dilutive stock options........        354,349         314,921         342,781
                                --------------  --------------  --------------
Weighted average common and
 common equivalent shares
 outstanding...................     15,166,557      15,543,741      15,105,914
                                ==============  ==============  ==============
Basic earnings per share....... $         1.99  $         1.75  $         1.50
Effect of dilutive stock
 options.......................          (0.05)          (0.03)          (0.03)
                                --------------  --------------  --------------
Diluted earnings per share.....           1.94            1.72            1.47
                                ==============  ==============  ==============

  For 1996 and 1995 options that could potentially dilute earnings per share in the future were not included in the computation of the common stock equivalents because to do so would have been antidilutive. There were 125,000 and 21,973 of these options with weighted average exercise prices of $22.52 and $15.31 at December 31, 1996 and 1995, respectively. There were no antidilutive options excluded from the 1997 calculation.

NOTE 9 STOCK PLANS

  The Company has two stock option plans: a 1988 Employee Stock Option plan and a 1993 Stock Incentive Plan. The Company accounts for these plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized.

  Under the plans, certain key employees and directors are eligible to receive various types of stock incentives: options to purchase a specified number of shares of stock at a specified price (including incentive stock options and non-qualified stock options); restricted stock which vests after a specified period of time; non-employee directors' stock options to purchase stock at predetermined prices over a five-year period. At December 31, 1997 and 1996 there were a total of 1,540,528 and 915,528 shares, respectively, allocated to the plans. Of these shares, 905,421 and 867,609 shares were reserved at December 31, 1997 and 1996, respectively.

  During 1997, 18,125 shares of restricted stock, with a weighted average grant-date fair value of $24.67 per share, were issued. During 1995, 18,080 shares of restricted stock were issued, with a weighted average grant-date fair value of $12.10 per share. These shares vest five years from the grant date. There were no similar shares issued during 1996.

                            CHITTENDEN CORPORATION

  The following tables summarize information regarding the Company's stock option plans:

                                                      WEIGHTED AVERAGE
                                                      PRICE PER SHARE  OPTIONS
                                                      ---------------- --------
December 31, 1994....................................       6.14        716,342
  Granted............................................      11.37        243,519
  Exercised..........................................       7.86       (133,481)
  Expired............................................       8.58        (12,781)
                                                           -----       --------
December 31, 1995....................................       7.50        813,599
  Granted............................................      20.38        221,916
  Exercised..........................................       4.70       (405,060)
  Expired............................................      14.10        (32,380)
                                                           -----       --------
December 31, 1996....................................      13.82        598,075
  Granted............................................      25.71         22,756
  Exercised..........................................       9.92        (92,076)
  Expired............................................      21.00         (1,250)
                                                           -----       --------
December 31, 1997....................................      15.00        527,505
                                                           =====       ========

OPTIONS OUTSTANDING AND EXERCISABLE

DECEMBER 31, 1997               OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
-----------------  --------------------------------------------- ----------------------------
                               WEIGHTED AVERAGE     WEIGHTED                     WEIGHTED
RANGE OF EXERCISE    OPTIONS      REMAINING     AVERAGE EXERCISE   OPTIONS   AVERAGE EXERCISE
PRICES:            OUTSTANDING CONTRACTUAL LIFE      PRICE       OUTSTANDING      PRICE
-----------------  ----------- ---------------- ---------------- ----------- ----------------
$2.56-$8.76           72,536         3.90            $ 5.55         72,536        $ 3.90
$10.10-$19.65        311,901         6.37             13.67        256,282         13.79
$21.00-$25.85        143,068         6.37             22.70         18,068         25.80
                     -------         ----            ------        -------        ------
$2.56-$25.85         527,505         6.03            $15.00        346,886        $12.65
                     -------         ----            ------        -------        ------

  If compensation cost for these plans had been determined in accordance with SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                              1997         1996         1995
                                          ------------ ------------ ------------
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Income:
  As Reported............................      $29,406      $26,721      $22,131
  Pro Forma..............................       28,989       26,434       22,049
Earnings Per Share:
 Basic:
  As Reported............................        $1.99        $1.75        $1.50
  Pro Forma..............................         1.96         1.74         1.49
 Diluted:
  As Reported............................         1.94         1.72         1.47
  Pro Forma..............................         1.91         1.70         1.46

  The SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                            CHITTENDEN CORPORATION

  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995:

                                                          1997    1996    1995
                                                         ------- ------- -------
Expected life (years)...................................  7.75    7.75    7.75
Interest rate...........................................   5.97%   6.75%   6.50%
Volatility.............................................. 29.0    25.4    25.4
Dividend yield..........................................  2.74    3.60    5.61

  Using these assumptions, the weighted average fair value of options granted was $8.22, $4.62 and $2.19 in 1997, 1996 and 1995, respectively.

NOTE 10 EMPLOYEE BENEFITS

 Pension Plan

  CTC has a noncontributory pension plan covering substantially all of its employees. Benefits are based on years of service and the level of compensation during the final years of employment. The funding policy of the Bank for the plan is to contribute annually the amount necessary to meet the minimum funding standards established by the Employee Retirement Income Security Act (ERISA). This contribution is based on an actuarial method that recognizes estimated future salary levels and service.

  The funded status of the plan is as follows at December 31, 1997 and 1996:

                                                 1997    1996
                                                ------- -------
                                                        (IN THOUSANDS)
Vested benefits................................ $15,138 $13,851
Nonvested benefits.............................     215     195
                                                ------- -------
Accumulated benefit obligation.................  15,353  14,046
Additional benefits related to future
 compensation levels...........................   2,376   1,680
                                                ------- -------
Projected benefit obligation...................  17,729  15,726
Fair value of plan assets, invested primarily
 in equity securities and bonds................  18,122  16,036
                                                ------- -------
Plan assets in excess of (less than) projected
 benefit obligation............................ $   393 $   310
                                                ======= =======

  Amounts resulting from changes in actuarial assumptions used to measure the Bank's benefit obligations are not recognized as they occur, but are amortized systematically over subsequent periods. Unrecognized amounts to be amortized and the reconciliation of the plan assets less than the projected benefit obligation to the amounts included in the consolidated balance sheets at December 31, 1997 and 1996 are shown below:

                                                                1997     1996
                                                               -------  -------
                                                               (IN THOUSANDS)
Plan assets in excess of projected benefit obligation........   $  393   $  310
Unrecognized net transition asset being amortized over
 participants' period of service.............................     (105)    (118)
Prior service cost not yet recognized in net periodic pension
 cost........................................................   (2,376)  (2,659)
Unrecognized net (gain) loss from past experience different
 from that assumed...........................................     (193)     278
                                                               -------  -------
Accrued pension cost included in accrued expenses and other
 liabilities.................................................  $(2,281) $(2,189)
                                                               =======  =======

                            CHITTENDEN CORPORATION

Net pension expense, included in employee benefits in the consolidated statements of income, includes the following components:

                                                        1997    1996    1995
                                                       ------  ------  -------
                                                          (IN THOUSANDS)
Service cost--benefits attributable to service during
 the period........................................... $  589  $  441   $  814
Interest cost on projected benefit obligation ........  1,208   1,112    1,297
Actual return on plan assets.......................... (2,855) (1,947)  (2,301)
Net amortization and deferral.........................  1,150     419    1,257
                                                       ------  ------  -------
Net pension expense................................... $   92  $   25  $ 1,067
                                                       ======  ======  =======

  The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.0%, 7.5%, and 7.0% in 1997, 1996 and 1995, respectively. Future compensation levels were estimated using average salary increases of 5.0%, 5.25%, and 5.0% in 1997, 1996 and 1995, respectively. The expected long-term rate of return on plan assets was 9.0% in 1997, 1996, and 1995.

  In September 1995, the Company approved an amendment to the pension plan, effective January 1, 1996, adopting a cash balance approach. This amendment led to the reduction of the Company's pension expense from $1,067,000 in 1995 to $25,000 in 1996 and $92,000 in 1997. Management expects future annual pension expenses to level off at approximately $600,000.

  CTC has supplemental pension arrangements with certain retired employees. The liability, included in accrued expenses and other liabilities, related to such arrangements was $660,000 and $772,000 at December 31, 1997 and 1996, respectively.

  The Company has established a supplemental executive retirement plan (SERP) for members of the executive management group. This plan is intended to cover only those benefits excluded from coverage under the Bank's qualified defined benefit pension plan as a result of IRS regulations. The design elements of this SERP mirror those of the Bank's qualified plan. In addition to the SERP, the Company has a separate arrangement with its Chief Executive Officer under which contributions are accrued based upon the Company's Return on Equity
(ROE). An ROE of 10% is the minimum threshold at which any contribution will be made. Benefits are payable upon attaining the age of 55, except in the event of death or disability. The liability related to the SERPs, included in accrued expenses and other liabilities, was $678,000 and $379,000 at December 31, 1997 and 1996, respectively.

 Postretirement and Postemployment Benefits

  In addition to providing pension benefits, CTC provides certain postretirement health care benefits to retirees and to current employees who meet certain age and length of service criteria.

  The Company accounts for postretirement and post employment benefits in accordance with Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (SFAS
106). This accounting standard requires that the expected cost of postretirement benefits be charged to expense during the years that the employees render service. The Company has elected to amortize the unfunded obligation that was measured as of January 1, 1993 over a period of 20 years.

                            CHITTENDEN CORPORATION

  The following table reconciles the plan's funded status to the accrued postretirement health care liability as reflected in the balance sheets at December 31, 1997 and 1996:

                                                              1997     1996
                                                             -------  -------
                                                             (IN THOUSANDS)
Accumulated postretirement benefit obligation:
 Retirees...................................................  $  667   $  725
 Other fully eligible participants..........................     175      157
 Other active participants..................................     317      274
                                                             -------  -------
                                                             $ 1,159  $ 1,156
Unrecognized actuarial gain.................................     273      340
Unrecognized transition obligation..........................  (1,205)  (1,286)
                                                             -------  -------
Accrued postretirement health care liability................  $  227   $  210
                                                             =======  =======
Net postretirement health care expense includes the
 following components:
 Service cost--benefits attributed to service during the
  period....................................................  $   11   $   11
 Interest cost on accumulated postretirement benefit
  obligation................................................      83       83
 Net amortization and deferral..............................      43       48
                                                             -------  -------
Net postretirement health care expense .....................  $  137   $  142
                                                             =======  =======

  The weighted average discount rate used in determining the accumulated postretirement benefit obligation at December 31, 1997 and 1996 was 7.0% and 7.5%, respectively. For measurement purposes, 6.0% and 7.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for the respective periods.

 Other Benefit Plans

  CTC has an incentive savings and profit sharing plan to provide eligible employees with a means to save and invest a portion of their earnings, supplemented by contributions from CTC. Investment in the Company's common stock is one of six investment options available to employees.

  Eligible employees of CTC may contribute, by salary reductions, up to 6% of their compensation as a basic employee contribution and may contribute up to an additional 10% of their compensation as a supplemental employee contribution. CTC makes an incentive savings contribution in an amount equal to 35% of each employee's basic contribution. In 1997, 1996, and 1995, 74,631, 49,422 and 38,580 shares, respectively, of the Company's common stock were purchased through the incentive savings and profit sharing plan; $330,000, $290,000, and $274,000, respectively, were charged to expense for contributions and payments made or to be made under the plan. In 1997, the Company established a supplemental executive savings plan. This plan is intended to cover only those benefits excluded from coverage under the Bank's qualified defined benefit pension plan as a result of IRS regulations. Under this plan, participants agree to elect a reduction in their earnings and the Company credits their retirement account in the amount of the reduction. This contribution, when combined with the regular pre-tax contributions, shall not exceed 16% of the individual's earnings. Expenses related to this plan were $9,000 in 1997 and are included in the contribution expenses above.

  CTC may also make an additional matching contribution based on the extent to which the annual corporate profitability goal established by the Board of Directors is met. Expenses related to achievement of profitability goals totaled $345,000, $319,000, and $364,000, in 1997, 1996, and 1995,
respectively.

                            CHITTENDEN CORPORATION

  CTC also has an Executive Management Incentive Compensation Plan. Executives performing at defined levels of responsibility are eligible to participate in the plan. Incentive award payments are determined on the basis of corporate profitability and individual performance, with incentive awards ranging from zero to 100% of annual compensation. These awards are paid over a four-year period, contingent upon meeting profitability goals in the subsequent three years. Expenses for this plan totaled $1,099,000, $769,000, and $599,000 in 1997, 1996, and 1995, respectively.

  The Company has a Directors' Deferred Compensation Plan. Under the plan, Directors may defer fees and retainers that would otherwise be payable currently. Deferrals may be made to an uninsured interest account or an account recorded in equivalents of the Company's common stock. Expenses for this plan totaled $519,000, $365,000, and $183,000 for 1997, 1996, and 1995,
respectively. Included in the expenses for 1997 was $116,000 related to the $0.60 per share special dividend paid in during the year. Shares which will be issued under the plan totaled 217,396 at December 31, 1997.

  BWM and FBT have separate 401(k) plans under which those banks contributed $222,000, $178,000 and $157,000 in 1997, 1996 and 1995 respectively. Pomerleau has a separate 401(k) under which $40,000 was contributed by that company in 1997.

NOTE 11 FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

  In the normal course of business, to meet the financing needs of their customers and to reduce their own exposure to fluctuations in interest rates, the Banks are parties to financial instruments with off-balance sheet risk, held for purposes other than trading. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Banks' exposure to credit loss in the event of nonperformance by the other party to the financial instrument, for loan commitments and standby letters of credit, is represented by the contractual amount of those instruments, assuming that the amounts are fully advanced and that collateral or other security is of no value. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments. The Banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

  Commitments to originate loans, unused lines of credit, and unadvanced portions of construction loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments are expected to expire without being drawn upon. Therefore, the amounts presented below do not necessarily represent future cash requirements.

  Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance by a customer to a third party. These guarantees are issued primarily to support public and private borrowing arrangements, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

                            CHITTENDEN CORPORATION

  Financial instruments whose contractual amounts represent off-balance sheet risk at December 31, 1997 and 1996 are as follows:

                                                                1997     1996
                                                              -------- --------
                                                               (IN THOUSANDS)
Commitments to originate loans............................... $ 54,834 $ 33,450
Unused lines of credit.......................................  188,570  172,240
Standby letters of credit....................................   25,665   24,231
Unadvanced portions of construction loans ...................   16,658   11,635
Equity commitments to limited partnerships...................      675      675

NOTE 12 COMMITMENTS AND CONTINGENCIES

  As nonmembers of the Federal Reserve System, the Banks are required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement, included in cash and cash equivalents, was $14,265,000 and $27,189,000 at December 31, 1997 and 1996, respectively.

  CTC and FBT have contracts for data processing services that extend to July 1998 and April 1999, respectively. Base fees required to be paid during the remaining term of the contract are approximately $2,666,000. Total fees to be paid may be the same as or exceed the base fees depending on additional services rendered and consumer price index changes during the remaining term of the contract.

  The Company has entered into severance agreements with the Chief Executive Officer and several members of senior management. These agreements are triggered by a change of control and subsequent termination of employment under certain circumstances. Payments are equal to 2.99 times annual salary for the Chief Executive Officer and from 1 to 2 times annual salary for the individual participating members of senior management.

  Various legal claims against the Company arising in the normal course of business were outstanding at December 31, 1997. Management, after reviewing these claims with legal counsel, is of the opinion that the resolution of these claims will not have a material effect on the financial condition or results of operations of the Company.

NOTE 13 OTHER NONINTEREST EXPENSE

  The components of other noninterest expense for the years presented are as follows:

                                                         1997    1996    1995
                                                        ------- ------- -------
                                                            (IN THOUSANDS)
Data processing........................................ $ 5,424 $ 5,023 $ 4,463
Amortization of intangible assets......................   1,310   1,223   1,031
Legal and professional.................................   1,443   1,453   1,254
Marketing..............................................   2,164   2,154   1,797
Other..................................................  12,579  12,023  11,721
                                                        ------- ------- -------
                                                        $22,920 $21,876 $20,266
                                                        ======= ======= =======

                            CHITTENDEN CORPORATION

NOTE 14 RELATED PARTY TRANSACTIONS

  Directors and executive officers of the Banks and their associates are credit customers of the Banks in the normal course of business. All loans and commitments included in such transactions are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than normal risk of collectibility or present other unfavorable features.

  An analysis of loans to directors and executive officers of the Banks and their associates, for 1997, is as follows (in thousands):

          BALANCE AT                                                  BALANCE AT
       DECEMBER 31 1996      ADDITIONS         REDUCTIONS          DECEMBER 31, 1997
       ----------------      ---------         -----------         -----------------
            $8,860             1,043              1,897                 $8,006
            ======             =====              =====                 ======

  BWM does business with several businesses controlled by members of its Board of Directors. Amounts paid for rent, marketing, legal services, and insurance to these businesses totaled $461,000, $439,000 and $370,000 in 1997, 1996 and
1995, respectively. All transactions are done at arms-length.

  FBT purchases loans from a finance company controlled by a member of its Board of Directors. Prepaid interest advanced to this company totaled $2,689,000, $1,205,000, and $238,000 in 1997, 1996, and 1995, respectively.

NOTE 15 QUARTERLY FINANCIAL DATA (UNAUDITED)

  A summary of quarterly financial data for 1997 and 1996 is presented below:

                                           THREE MONTHS ENDED
1997                            ------------------------------------------------
                                 MARCH 31     JUNE 30     SEPT. 30     DEC. 31
                                ----------   ----------  ----------   ----------
                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total interest income..........    $36,178      $37,507     $38,189      $38,315
Total interest expense.........     14,236       14,690      15,295       15,324
                                ----------   ----------  ----------   ----------
Net interest income............     21,942       22,817      22,894       22,991
Provision for possible loan
 losses .......................      1,013        1,012       1,013        1,012
Noninterest income (1).........      6,411        7,209       7,137        7,453
Noninterest expense (1)........     16,942       17,630      17,504       17,996
                                ----------   ----------  ----------   ----------
Income before income taxes.....     10,398       11,384      11,514       11,436
Provision for income taxes.....      3,514        3,867       3,978        3,967
                                ----------   ----------  ----------   ----------
Net income.....................    $ 6,884      $ 7,517     $ 7,536      $ 7,469
                                ==========   ==========  ==========   ==========
Basic earnings per share.......    $  0.45      $  0.50     $  0.52      $  0.52
Dilutive earnings per share....       0.44         0.49        0.50         0.50
Dividends declared per share...       0.160        0.176       0.176        0.776

  (1) Includes the operations of The Pomerleau Agency as of its acquisition in May 1997.

                            CHITTENDEN CORPORATION

                                           THREE MONTHS ENDED
1996                            ------------------------------------------------
                                 MARCH 31     JUNE 30     SEPT. 30     DEC. 31
                                ----------   ----------  ----------   ----------
                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total interest income..........    $34,656      $35,040     $35,941      $36,955
Total interest expense.........     14,592       14,397      14,828       14,782
                                ----------   ----------  ----------   ----------
Net interest income............     20,064       20,643      21,113       22,173
Provision for possible loan
 losses........................        983        1,025         850        1,325
Noninterest income.............      6,132        6,337       6,306        6,145
Noninterest expense............     16,092       15,934      16,252       16,279
                                ----------   ----------  ----------   ----------
Income before income taxes.....      9,121       10,021      10,317       10,714
Provision for income taxes.....      3,108        3,324       3,440        3,580
                                ----------   ----------  ----------   ----------
Net income.....................    $ 6,013      $ 6,697     $ 6,877      $ 7,134
                                ==========   ==========  ==========   ==========
Basic earnings per share.......    $  0.40      $  0.44     $  0.45      $  0.47
Dilutive earnings per share....       0.39         0.43        0.44         0.46
Dividends declared per share...       0.088        0.160       0.160        0.160

NOTE 16 FAIR VALUE OF FINANCIAL INSTRUMENTS

 Cash and Cash Equivalents

  The carrying amounts for cash and cash equivalents approximate fair value because they mature in 90 days or less and do not present unanticipated valuation risk.

 Securities

  The fair value of investment securities, other than obligations of states, political subdivisions, and Federal Home Loan Bank (FHLB) stock, is based on quoted market prices. The fair value of obligations of states and political subdivisions is estimated to be equal to amortized cost. The carrying value of FHLB stock represents its redemption value.

 Loans

  Fair values are estimated for portfolios of loans with similar financial and credit characteristics. The loan portfolio was evaluated in the following segments: commercial, residential real estate, commercial real estate, construction, home equity, lease financing receivables and other consumer loans. Other consumer loans include installment, credit card, and student loans. Each of these consumer portfolios also was evaluated separately.

  The fair value of performing commercial and real estate loans is estimated by discounting cash flows through the estimated maturity using discount rates that reflect the expected maturity and the credit and interest rate risk inherent in such loans. The fair value of nonperforming commercial and real estate loans is estimated using historical net charge-off experience applied to the nonperforming balances. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources. The fair value of municipal loans estimated to be equal to amortized cost since most of these loans mature within six months. The fair value of home equity, credit card, lease financing receivables and other consumer loans is estimated based on secondary market prices for asset-backed securities with similar characteristics.

                            CHITTENDEN CORPORATION

 Purchased Mortgage Service Rights & Originated Mortgage Service Rights

  The fair value is estimated by discounting the future cash flows through the estimated maturity of the underlying mortgage loans.

 Deposits

  The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings and N.O.W. accounts, and money market and checking accounts, is equal to the amount payable on demand, that is, the carrying amount. The fair value of certificates of deposit and retirement accounts is based on the discounted value of contractual cash flows. The discount rate used is based on the estimated rates currently offered for deposits of similar remaining maturities.

 Borrowings

  The carrying amounts for short-term borrowings approximate fair value because they mature or are callable in ten days or less and do not present unanticipated valuation risk. Long-term debt has an estimated fair value equal to its carrying amount.

 Commitments to Extend Credit and Standby Letters of Credit

  The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties.

 Assumptions

  Fair value estimates are made at a specific point in time, based on relevant market information and information about specific financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Banks' entire holdings of a particular financial instrument. Because no active observable market exists for a significant portion of the Banks' financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                             CHITTENDEN CORPORATION

  The estimated fair values of the Company's financial instruments are as follows:

                                                   DECEMBER 31,
                                    -------------------------------------------
                                            1997                  1996
                                    --------------------- ---------------------
                                     CARRYING              CARRYING
                                      AMOUNT   FAIR VALUE   AMOUNT   FAIR VALUE
                                    ---------- ---------- ---------- ----------
                                                  (IN THOUSANDS)
FINANCIAL ASSETS:
  Cash and cash equivalents........ $  143,394 $  143,394 $  214,459 $  214,459
  Securities available for sale....    363,279    363,279    329,213    329,213
  Securities held for investment...         --         --     35,580     35,405
  Federal Home Loan Bank Stock.....      5,591      5,591      5,591      5,591
  Loans, net ......................  1,372,417  1,385,437  1,316,571  1,319,238
  Mortgage loans held for sale.....     16,433     16,433      9,870      9,870
  Mortgage servicing rights........      3,567      3,959      3,025      3,938
FINANCIAL LIABILITIES:
  Deposits:
    Demand.........................    302,555    302,555    286,932    286,932
    Savings........................    924,846    924,846    951,989    951,989
    Time:
      Certificates of deposit
       $100,000 and over...........    121,089    121,282    104,295    104,346
      Other time deposits..........    409,055    409,996    418,363    419,216
  Short-term borrowings............     23,250     23,250     23,992     23,992
  Long-term debt...................      2,239      2,239      2,540      2,540
  Commitments......................        152        135        121        105

NOTE 17 PARENT COMPANY FINANCIAL STATEMENTS

CHITTENDEN CORPORATION (PARENT COMPANY ONLY)

BALANCE SHEETS

                                                                 DECEMBER 31,
                                                               -----------------
                                                                 1997     1996
                                                               -------- --------
                                                                (IN THOUSANDS)
ASSETS:
Cash and cash equivalents..................................... $  7,586 $  9,732
Investment securities.........................................       --      330
Investment in bank subsidiaries at equity in net assets.......  153,589  164,240
Other assets..................................................    1,493      376
                                                               -------- --------
  Total assets................................................ $162,668 $174,678
                                                               ======== ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accrued expenses and other liabilities........................ $    395 $    277
                                                               -------- --------
  Total liabilities...........................................      395      277
                                                               -------- --------
Total stockholders' equity....................................  162,273  174,401
                                                               -------- --------
  Total liabilities and stockholders' equity.................. $162,668 $174,678
                                                               ======== ========

                             CHITTENDEN CORPORATION

STATEMENTS OF INCOME

                                                      YEARS ENDED DECEMBER 31,
                                                      -------------------------
                                                        1997     1996    1995
                                                      --------  ------- -------
                                                           (IN THOUSANDS)
Operating income:
  Dividends from bank subsidiaries................... $ 42,250  $10,383 $17,324
  Dividends from investment securities...............       12       11      10
  Interest income....................................      163       92     135
  Gain on sale of securities.........................      114       --      --
                                                      --------  ------- -------
    Total operating income...........................   42,539   10,486  17,469
                                                      --------  ------- -------
Operating expense....................................      782      929     610
                                                      --------  ------- -------
    Total operating expense..........................      782      929     610
                                                      --------  ------- -------
Income before income taxes and equity in
 undistributed earnings of subsidiaries..............   41,757    9,557  16,859
Income tax benefit...................................      155      260     143
                                                      --------  ------- -------
Income before equity in undistributed earnings of
 subsidiaries........................................   41,912    9,817  17,002
Equity in undistributed earnings of bank
 subsidiaries........................................  (12,506)  16,904   5,129
                                                      --------  ------- -------
Net income........................................... $ 29,406  $26,721 $22,131
                                                      ========  ======= =======

STATEMENTS OF CASH FLOWS

                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1997      1996      1995
                                                  --------  --------  --------
                                                        (IN THOUSANDS)
Cash flows from operating activities:
  Net income..................................... $ 29,406  $ 26,721  $ 22,131
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Equity in undistributed earnings of bank
     subsidiaries................................   12,506   (16,904)   (5,129)
    Gain on sale of securities...................     (114)       --        --
  (Increase) decrease in other assets............     (280)     (136)      404
  Decrease in accrued expenses and other
   liabilities...................................     (100)      (29)      (96)
                                                  --------  --------  --------
    Net cash provided by operating activities....   41,418     9,652    17,310
                                                  --------  --------  --------
Cash flows from investing activities:
  Proceeds form the sale of securities...........      345        --        --
  Purchase of The Bank of Western Massachusetts..       --        --   (12,177)
                                                  --------  --------  --------
    Net cash used in investing activities........      345        --   (12,177)
                                                  --------  --------  --------
Cash flows from financing activities:
  Proceeds from issuance of treasury and common
   stock.........................................      966     2,206     1,280
  Dividends on common stock......................  (18,892)   (8,747)   (4,803)
  Repurchase of common stock.....................  (25,983)       --        --
                                                  --------  --------  --------
    Net cash used in financing activities........  (43,909)   (6,541)   (3,523)
  Net increase (decrease) in cash and cash
   equivalents...................................   (2,146)    3,111     1,610
  Cash and cash equivalents at beginning of year. $  9,732     6,621     5,011
                                                  --------  --------  --------
  Cash and cash equivalents at end of year....... $  7,586  $  9,732  $  6,621
                                                  ========  ========  ========

                            CHITTENDEN CORPORATION

NOTE 18 REGULATORY MATTERS

  The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Each entity's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

  Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the tables below) of total and Tier I capital (as defined in the regulation to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 1997, that the Company and the Banks meet all capital adequacy requirements to which they are subject.

  As of December 31, 1997, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company and the Banks as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as adequately or well capitalized, the Company and the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the tables below. There are no conditions or events since that notification that management believes have changed the institutions' categories.

  The Company's and the Banks' actual capital amounts (dollars in thousands) and ratios are presented in the following tables:

                                                                  TO BE WELL
                                                              CAPITALIZED UNDER
                                             FOR CAPITAL      PROMPT CORRECTIVE
                              ACTUAL      ADEQUACY PURPOSES   ACTION PROVISIONS:
                          --------------  ------------------- -------------------
                           AMOUNT  RATIO    AMOUNT    RATIO     AMOUNT    RATIO
                          -------- -----  ---------- -------- ---------- --------
AS OF DECEMBER 31, 1997:
Total Capital (to Risk
 Weighted Assets):
  Consolidated..........  $165,004 11.17%   $118,201   8.00%         N/A     N/A
  Chittenden Trust
   Company..............   111,312 10.60      84,016   8.00     $105,050   10.00%
  Bank of Western
   Massachusetts........    21,181 10.14      16,708   8.00       20,885   10.00
  Flagship Bank & Trust.    23,983 10.98      17,480   8.00       21,850   10.00
Tier 1 Capital (to Risk
 Weighted Assets):
  Consolidated..........   146,434  9.86      59,426   4.00          N/A     N/A
  Chittenden Trust
   Company..............    98,118  9.30      42,221   4.00       63,332    6.00
  Bank of Western
   Massachusetts........    18,543  8.79       8,443   4.00       12,664    6.00
  Flagship Bank & Trust.    21,244  9.70       8,764   4.00       13,146    6.00
Tier 1 Capital (to
 Average Assets):
  Consolidated..........   146,434  7.43      78,793   4.00          N/A     N/A
  Chittenden Trust
   Company..............    98,118  7.05      55,680   4.00       69,600    5.00
  Bank of Western
   Massachusetts........    18,543  7.31      10,141   4.00       12,676    5.00
  Flagship Bank & Trust.    21,244  6.65      12,773   4.00       15,967    5.00

                            CHITTENDEN CORPORATION

                                                                  TO BE WELL
                                                              CAPITALIZED UNDER
                                             FOR CAPITAL      PROMPT CORRECTIVE
                              ACTUAL      ADEQUACY PURPOSES   ACTION PROVISIONS:
                          --------------  ------------------- -------------------
                           AMOUNT  RATIO    AMOUNT    RATIO     AMOUNT    RATIO
                          -------- -----  ---------- -------- ---------- --------
AS OF DECEMBER 31, 1996:
Total Capital (to Risk
 Weighted Assets):
  Consolidated..........  $180,962 13.06%   $110,822   8.00%         N/A     N/A
  Chittenden Trust
   Company..............   126,285 12.51      80,736   8.00     $100,920   10.00%
  Bank of Western
   Massachusetts........    21,270 11.44      14,878   8.00       18,598   10.00
  Flagship Bank & Trust.    23,364 12.21      15,302   8.00       19,128   10.00
Tier 1 Capital (to Risk
 Weighted Assets):
  Consolidated..........   163,513 11.71      55,837   4.00          N/A     N/A
  Chittenden Trust
   Company..............   113,577 11.17      40,666   4.00       60,999    6.00
  Bank of Western
   Massachusetts........    18,918 10.05       7,528   4.00       11,292    6.00
  Flagship Bank & Trust.    20,961 10.90       7,690   4.00       11,534    6.00
Tier 1 Capital (to
 Average Assets):
  Consolidated..........   163,513  8.58      76,245   4.00          N/A     N/A
  Chittenden Trust
   Company..............   113,577  8.42      53,968   4.00       67,460    5.00
  Bank of Western
   Massachusetts........    18,918  7.85       9,642   4.00       12,053    5.00
  Flagship Bank & Trust.    20,961  6.85      12,238   4.00       15,297    5.00

NOTE 19 RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expense, gains and losses) in a full set of general purpose financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 shall be effective for fiscal years beginning after December 15, 1997.

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
CHITTENDEN CORPORATION:

  We have audited the accompanying consolidated balance sheets of Chittenden Corporation and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chittenden Corporation and its subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

LOGO
Boston, Massachusetts
January 20, 1998

                    MANAGEMENT'S STATEMENT OF RESPONSIBILITY

  The consolidated financial statements contained in this annual report on Form 10-K have been prepared in accordance with generally accepted accounting principles and, where appropriate, include amounts based upon management's best estimates and judgements. Management is responsible for the integrity and the fair presentation of the consolidated financial statements and related information.

  Management maintains an extensive system of internal controls to provide reasonable assurance that the Company's assets are safeguarded against loss and that financial information is reliable. These internal controls include the establishment and communication of policies and procedures, the selection and training of qualified personnel and an internal auditing program that evaluates the adequacy and effectiveness of such internal controls, policies and procedures.

  The Audit Committee, which is comprised entirely of non-employee directors, is responsible for ensuring that management, internal auditors and the independent public accountants fulfill their respective responsibilities with regard to the consolidated financial statements. The Audit Committee meets periodically with management, internal auditors, and the independent public accountants to assure that each is carrying out its responsibilities. The internal auditors and the independent public accountants have full and free access to the Audit committee and meet with it, with and without management being present, to discuss the scope and results of their audits and any recommendations regarding the system of internal controls.

  The responsibility of the Company's independent public accountants, Arthur Andersen LLP, is limited to an expression of their opinion as to the fairness of the consolidated financial statements presented. Their opinion is based on an audit conducted in accordance with generally accepted auditing standards as described in the second paragraph of their report.

LOGO                                 LOGO
[Signature of Paul A. Perrault]
[Signature of Kirk W. Walters]
Paul A. Perrault                       Kirk W. Walters
President and Chief Executive Officer  Executive Vice President and
                                       Chief Financial Officer

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NOT APPLICABLE

                                   PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding the directors of the Registrant is included in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders at pages 6-9, and is specifically incorporated herein by reference.

  At December 31, 1997, the principal officers of the Company and its principal subsidiary, CTC, with their ages, positions, and years of appointment, were as follows:

                           YEAR
      NAME AND AGE       APPOINTED                   POSITIONS
 ----------------------- --------- --------------------------------------------
 Barbara W. Snelling, 70   1990    Chair of the Company and CTC
 Paul A. Perrault, 46      1990    President and Chief Executive Officer of the
                                   Company and CTC
 Lawrence W. DeShaw, 51    1990    Executive Vice President of the Company and
                                   CTC
 John W. Kelly, 48         1990    Executive Vice President of the Company and
                                   CTC
 Kirk W. Walters, 42       1996    Executive Vice President, Chief Financial
                                   Officer, and Treasurer
                                   of the Company and CTC
 John P. Barnes, 42        1990    Executive Vice President of the Company and
                                   CTC
 Danny H. O'Brien, 47      1990    Executive Vice President of the Company and
                                   CTC
 F. Sheldon Prentice, 47   1985    Senior Vice President, General Counsel, and
                                   Secretary of the Company and CTC
 Howard L. Atkinson, 53    1996    Chief Auditor of the Company and CTC

  All of the current officers, except Mr. Walters and Mr. Atkinson, have been principally employed in executive positions with CTC for more than six years.

  In accordance with the provisions of the Company's By-laws, the officers, with the exception of the Secretary, hold office at the pleasure of the Board of Directors. The Secretary is elected annually by the Board of Directors.

ITEM 11 EXECUTIVE COMPENSATION

  Information regarding remuneration of the directors and officers of the Company is included in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders at pages 10-17 and is specifically incorporated herein by reference.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information regarding the security ownership of directors and director-nominees of the Company, all directors and officers of the Company as a group, and certain beneficial owners of the Company's common stock, as of January 31, 1998, is included in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, at pages 4-9, and is specifically incorporated herein by reference.

  There are no arrangements known to the registrant that may, at a subsequent date, result in a change of control of the registrant.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding certain relationships and transactions between the Company and its Directors, Director-Nominees, Executive Officers, and family members of these individuals, is included in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders at page 18, and is specifically incorporated herein by reference.

                                    PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (A)

  (1) FINANCIAL STATEMENTS

  The financial statements of the Company and its subsidiaries are included in
Part II, Item 8 hereof and are incorporated herein by reference.

  (2) FINANCIAL STATEMENT SCHEDULES

  There are no financial statement schedules required to be included in this report.

  (3) EXHIBITS

  The following are included as exhibits to this report:

  3.  By-laws of the Company, as amended and restated as of October 18, 1997.
 3.1 Articles of Association of the Company, as amended, incorporated herein by reference to the Proxy Statement for the 1994 Annual Meeting of Stockholders.
  4. Statement of the Company regarding its Dividend Reinvestment Plan is incorporated herein by reference to the Company's Annual Report on Form
       10-K for the year ended December 31, 1993.
 10.1 Directors' Deferred Compensation Plan, dated April 1972, as amended May
       20, 1992, incorporated herein by reference to the Company's Annual
       Report on Form 10-K for the year ended December 31, 1992.

 10.2 Amended and Restated Pension Plan, incorporated herein by reference to the Company's Annual Report on Form 10-Q for the period ended September
        30, 1996.
 10.3  Incentive Savings and Profit Sharing Plan, attached to the Company's
        Annual Report on Form 10-K for the year ended December 31, 1994, as amended for the year ended December 31, 1995.
 10.4 Letter from the Company to Paul A. Perrault, dated July 26, 1990, regarding terms of employment, incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31,
        1990.
 10.5 The Company's 1988 Stock Option Plan, incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December
        31, 1987.
 10.6 The Company's Restricted Stock Plan, incorporated herein by reference to the Company's Proxy Statement in connection with the 1986 Annual
        Meeting of Stockholders.
 10.7 Registration Statement under The Securities Act of 1933 on form S-8 dated February 27, 1996, incorporated herein by reference.
 10.8 Executive Management Incentive Compensation Plan ("EMICP"), incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
 10.9 Amendment to EMICP to increase cap on awards from 60% to 100% of base salary, incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
 10.10 The Company's Stock Incentive Plan, restated and amended January 1,
        1997, incorporated herein by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.
 10.11 Compensation plan of Paul A. Perrault, incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December
        31, 1996.
 10.12 Supplemental Executive Retirement Plan of Paul A. Perrault, incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
 10.13 Supplemental Executive Cash Balance Restoration Plan
 10.14 Supplemental Executive Savings Plan
 10.15 The 1998 Directors' Omnibus Long-Term Incentive Plan, incorporated herein by reference to the Company's Proxy Statement for the 1998
        Annual Meeting of Stockholders.
 21.   List of subsidiaries of the Registrant.
 23.   Consent of Arthur Andersen LLP
 27.   Financial Data Schedule

  (B) REPORTS ON FORM 8-K

    None

                                   EXHIBITS

  (C)

EXHIBIT 10.13 SUPPLEMENTAL EXECUTIVE CASH BALANCE RESTORATION PLAN

EXHIBIT 10.14 SUPPLEMENTAL EXECUTIVE SAVINGS PLAN

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

The Bank of Western Massachusetts, Massachusetts

Flagship Bank and Trust Company, Massachusetts

Chittenden Connecticut Corporation, Vermont, d/b/a Mortgage Service Center of New England and CUMEX Mortgage Service Center

EXHIBIT 23 CONSENT OF ARTHUR ANDERSEN LLP HAS BEEN FILED AS AN EXHIBIT

EXHIBIT 27 FINANCIAL DATA SCHEDULE HAS BEEN FILED AS AN EXHIBIT

                                  SIGNATURES

  Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: February 18, 1998

                                          Chittenden Corporation

                                                   /s/ Paul A. Perrault
                                          By___________________________________
                                            President, Chief Executive Officer
                                                       And Director

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                NAME                             TITLE                   DATE
                ----                             -----                   ----

      /s/ Barbara W. Snelling        Chair of the Board of          February 18, 1998
____________________________________  Directors
        Barbara W. Snelling

        /s/ Paul A. Perrault         President, Chief Executive     February 18, 1998
____________________________________  Officer
          Paul A. Perrault            and Director


        /s/ Kirk W. Walters          Executive Vice President,      February 18, 1998
____________________________________  Chief
          Kirk W. Walters             Financial Officer and
                                      Treasurer
                                      (principal accounting
                                      officer)

      /s/ Frederic H. Bertrand       Director                       February 18, 1998
____________________________________
        Frederic H. Bertrand
       /s/ David M. Boardman         Director                       February 18, 1998
____________________________________
         David M. Boardman
        /s/ Paul J. Carrara          Director                       February 18, 1998
____________________________________
          Paul J. Carrara
      /s/ Richard D. Driscoll        Director                       February 18, 1998
____________________________________
        Richard D. Driscoll
                 *                   Director                       February 18, 1998
____________________________________
             Lyn Hutton
       /s/ Philip A. Kolvoord        Director                       February 18, 1998
____________________________________
         Philip A. Kolvoord
      /s/ James C. Pizzagalli        Director                       February 18, 1998
____________________________________
        James C. Pizzagalli
         /s/ Pall D. Spera           Director                       February 18, 1998
____________________________________
           Pall D. Spera
                 *                   Director                       February 18, 1998
____________________________________
       Martel D. Wilson, Jr.

                             CHITTENDEN CORPORATION