Form 10-Q
period 1998-03-31
CHITTENDEN CORP /VT/
filed 1998-05-14
CIK 200138

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q

              X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
             ---
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THREE MONTHS ENDED MARCH 31, 1998
                                       OR
             __   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     of the Securities Exchange Act of 1934
           FOR THE TRANSITION PERIOD FROM ____________TO____________


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

                                 YES  X      NO
                                     ---

AT MARCH 31, 1998 THERE WERE 15,929,661 SHARES OF THE CORPORATION'S $1.00 PAR VALUE COMMON STOCK ISSUED, WITH 14,401,128 SHARES OUTSTANDING.

                         PART I.  FINANCIAL INFORMATION



                         ITEM 1.  FINANCIAL STATEMENTS

Chittenden Corporation
CONSOLIDATED BALANCE SHEETS

                                                                                               March 31,   December 31,
                                                                                                 1998          1997
                                                                                            ---------------------------
                                                                                                   (in thousands)
Assets
Cash and cash equivalents                                                                     $  141,524     $  143,394
Securities available for sale                                                                    397,823        363,279
Federal Home Loan Bank stock                                                                       5,591          5,591
Mortgage loans held for sale                                                                      25,220         16,433
Loans:
   Commercial                                                                                    365,139        365,042
   Real Estate:
      Residential                                                                                433,029        456,396
      Commercial                                                                                 312,023        314,477
      Construction                                                                                23,312         21,900
                                                                                            ---------------------------
   Total Real Estate                                                                             768,364        792,773
   Consumer                                                                                      244,416        241,323
                                                                                            ---------------------------
Total Loans                                                                                    1,377,919      1,399,138
Less: Allowance for possible loan losses                                                         (26,725)       (26,721)
                                                                                            ---------------------------
   Net loans                                                                                   1,351,194      1,372,417

Accrued interest receivable                                                                       14,015         14,431
Other real estate owned                                                                              850            747
Net deferred tax asset                                                                               479          1,857
Other assets                                                                                      16,159         17,736
Premises and equipment, net                                                                       27,952         27,412
Intangible assets                                                                                 13,498         13,853
   TOTAL ASSETS                                                                               $1,994,305     $1,977,150
                                                                                            ===========================

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
   Demand                                                                                     $  293,766     $  302,555
   Savings                                                                                       939,244        924,846
   Other time                                                                                    408,537        409,055
   Certificates of deposit $100,000 and over                                                     127,011        121,089
                                                                                            ---------------------------
      Total deposits                                                                           1,768,558      1,757,545
Short-term borrowings                                                                             31,454         23,250
Accrued expenses and other liabilities                                                            26,056         31,843
Long-term debt                                                                                     2,254          2,239

   Total liabilities                                                                           1,828,322      1,814,877
Commitments and contingencies
Stockholders' Equity:
Preferred stock - $100 par value                                                                       -              -
   authorized - 200,000 shares; issued and outstanding - none
Common stock - $1 par value authorized - 30,000,000 shares;                                       15,930         15,930
   issued 15,929,661 in 1998 and 1997
Surplus                                                                                           72,442         72,611
Retained earnings                                                                                107,290        102,553
Treasury stock, at cost  1,528,533 shares in 1998 and 1,508,076 shares in 1997                   (31,213)       (30,084)
Accumulated other comprehensive income                                                             1,924          1,675
Unearned portion of employee restricted stock                                                       (390)          (412)

   TOTAL STOCKHOLDERS' EQUITY                                                                    165,983        162,273
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $1,994,305     $1,977,150
                                                                                            ===========================

The accompanying notes are an integral part of these consolidated financial statements.

CHITTENDEN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME


                                                                                             FOR THE THREE MONTHS
                                                                                               ENDED MARCH 31,
                                                                                        1998                     1997
                                                                                 -----------------       ------------------
INTEREST INCOME:                                                                   (in thousands, except per share amounts)
   Interest on loans                                                                       $30,671                  $29,727
   Investment securities:
      Mortgage-backed securities                                                             2,016                    1,778
      Taxable                                                                                3,991                    3,920
      Tax-favored debt                                                                           5                        9
      Tax-favored equity                                                                       409                      290
   Short-term investments                                                                      462                      454
      TOTAL INTEREST INCOME                                                                 37,554                   36,178
                                                                                 -----------------       ------------------
INTEREST EXPENSE:
   Deposits:
      Savings                                                                                7,662                    7,052
      Time                                                                                   6,885                    6,617
                                                                                 -----------------       ------------------
         Total interest on deposits                                                         14,547                   13,669
   Short-term borrowings                                                                       478                      517
   Long-term debt                                                                               46                       50
      TOTAL INTEREST EXPENSE                                                                15,071                   14,236
                                                                                 -----------------       ------------------
Net interest income                                                                         22,483                   21,942
PROVISION FOR POSSIBLE LOAN LOSSES                                                           1,275                    1,013
Net interest income after provision for possible loan losses                                21,208                   20,929
                                                                                 -----------------       ------------------
NONINTEREST INCOME:
   Asset management                                                                          1,465                    1,289
   Service charges on deposit accounts                                                       1,746                    1,596
   Mortgage servicing income                                                                   478                      564
   Gains on sales of mortgage loans, net                                                     1,108                      405
   Credit card income, net                                                                     871                    1,344
   Insurance commissions, net                                                                  966                        -
   Other                                                                                     1,236                    1,213
      TOTAL NONINTEREST INCOME                                                               7,870                    6,411
                                                                                 -----------------       ------------------
NONINTEREST EXPENSE:
   Salaries                                                                                  7,315                    6,607
   Employee benefits                                                                         2,593                    2,502
   Net occupancy expense                                                                     2,419                    2,322
   FDIC deposit insurance                                                                       56                       53
   Other real estate owned, income and expense, net                                             39                       56
   Other                                                                                     5,401                    5,402

      TOTAL NONINTEREST EXPENSE                                                             17,823                   16,942

Income before income taxes                                                                  11,255                   10,398
Provision for income taxes                                                                   3,919                    3,514
                                                                                 -----------------       ------------------
NET INCOME                                                                                 $ 7,336                  $ 6,884
                                                                                 =================       ==================

Basic earnings per share                                                                     $0.51                    $0.45
Diluted earnings per share                                                                    0.50                     0.44
Dividends per share                                                                          $0.18                    $0.16


The accompanying notes are an integral part of these consolidated financial statements.

CHITTENDEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              FOR THE THREE MONTHS
                                                                                                 ENDED MARCH 31,
                                                                                                1998         1997
                                                                                           ------------------------
                                                                                                 (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                $   7,336     $  6,884
   Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for possible loan losses                                                       1,275        1,013
        Depreciation and amortization                                                              913          861
        Amortization of intangible assets                                                          355          299
        Amortization of premiums, fees, and discounts, net                                        (154)         245
        Investment securities gains                                                                 (3)           -
        Deferred income taxes                                                                    1,255          101
        Loans originated and purchased for sale                                               (100,000)     (29,523)
        Proceeds from sales of loans                                                            92,321       34,381
        Gains on sales of loans                                                                 (1,108)        (405)
    Changes in assets and liabilities:
        Accrued interest receivable                                                                416          784
        Other assets                                                                             1,694        1,262
        Accrued expenses and other liabilities                                                  (5,844)      (1,285)
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                  (1,544)      14,617
                                                                                           ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of securities available for sale                                         16,672       35,055
   Proceeds from maturing securities and principal payments                                     56,640       62,395
     on securities available for sale
   Purchases of securities available for sale                                                 (107,467)     (91,458)
   Proceeds from principal payments on securities held for investment                                -        1,857
   Purchases of securities held for investment                                                       -         (189)
   Loans originated, net of principal repayments                                                20,152      (14,469)
   Purchases of premises and equipment                                                          (1,453)        (951)
        NET CASH USED IN INVESTING ACTIVITIES                                                  (15,456)      (7,760)
                                                                                           ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                                                          11,013      (87,252)
   Net increase in short-term borrowings                                                         8,204       20,141
   Net increase in long term borrowings                                                             15           14
   Proceeds from issuance of treasury and common stock                                             233           40
   Dividends on common stock                                                                    (2,598)      (2,457)
   Repurchase of common stock                                                                   (1,737)      (3,844)
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                     15,130      (73,358)
                                                                                           ------------------------
Net decrease in cash and cash equivalents                                                       (1,870)     (66,501)
Cash and cash equivalents at beginning of year                                                 143,394      214,459
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                     $ 141,524     $147,958
                                                                                           ========================

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Interest                                                                               $  14,983     $ 14,384
      Income taxes                                                                                 237           57
   Non-cash investing and financing activities:
      Loans transferred to other real estate owned                                                 220          991
      Issuance of treasury and restricted stock                                                     39          268

 The accompanying notes are an integral part of these consolidated financial statements.

CHITTENDEN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

NOTE 1 - ACCOUNTING POLICIES

  The Company's significant accounting policies, other than those described in
Note 2 below, are described in Note 1 of the Notes to Consolidated Financial Statements included in its 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period. Certain amounts for 1997 have been reclassified to conform to 1998 classifications.

  The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results for interim periods are not necessarily indicative of the results of operations for the full year or any other interim period.

NOTE 2 - ACCOUNTING POLICY CHANGES - ADOPTION OF SFAS 130

  As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-
purpose financial statements.   Comprehensive income is the total of net income
and all other nonowner changes in equity. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements in year end financial statements. Interim period disclosure may be shown in the footnotes to the consolidated financial statements. The Company's comprehensive income for the three months ended March 31, 1998 and 1997 is as follows:

                                                                                         FOR THE THREE MONTHS
                                                                                           ENDED MARCH 31,
                                                                                         1998             1997
                                                                                 ---------------------------------
                                                                                           (in thousands)
NET INCOME                                                                                  $7,336         $ 6,884
  Unrealized gains (losses) on investment securities:
      Unrealized holding gains (losses) arising during period                                  377          (3,671)
      Less: Reclassification adjustments for (gains) losses included in net
       income                                                                                   (3)              -
                                                                                 ---------------------------------
 Other comprehensive income, before tax                                                      7,710           3,213
 Income tax expense (benefit) related to:
      Unrealized holding gains (losses) arising during period                                  126          (1,327)
      Gains (losses) included in net income                                                     (1)              -
                                                                                 ---------------------------------
 Total income tax expense (benefit) related to items of comprehensive income                   125          (1,327)
 Comprehensive income                                                                       $7,585         $ 4,540
                                                                                 =================================

NOTE 3 - SUBSEQUENT EVENT
  On, April 15, 1998, the Company declared regular dividends of approximately $2.9 million, or $0.20 per share, to be paid on May 15, 1998 to shareholders of record on May 1, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Chittenden Corporation posted first quarter 1998 net income of $7.3 million, an increase of 7% over the $6.9 million earned in the same period last year. These earnings represented $0.50 per diluted share, a 14% increase compared with the $0.44 per diluted share earned in the first quarter of 1997. Return on average equity was 18.14% for the quarter ended March 31, 1998 compared with 15.92% for the same period in 1997. Return on average assets was 1.52% for the first quarter of 1998, up from 1.47% for the same period last year.

  Net interest income for the first quarter of 1998 was $22.5 million, up from $21.9 million for the same quarter a year ago. Net interest income on a fully taxable equivalent basis was $23.0 million for the three months ended March 31, 1998 compared to $22.3 million a year ago. The increase was primarily attributable to higher level of average interest-earning assets, which were up $62 million compared to the same three-month period a year ago. The net yield on earning assets for the first quarter of 1998 was 5.06%, compared with 5.08% in the same period last year and 5.08% in the fourth quarter of 1997. The change in the net yield on earning assets was primarily attributable to a proportionally higher level of interest bearing liabilities to interest earning assets for the current period.

  The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the three months ended March 31,

                                                                        1998                               1997
                                                      ----------------------------------------------------------------------
                                                                      INTEREST    AVERAGE                INTEREST    AVERAGE
                                                          AVERAGE      INCOME/     YIELD/    AVERAGE      INCOME/     YIELD/
                                                          BALANCE    EXPENSE (1)  RATE (1)   BALANCE    EXPENSE (1)  RATE (1)
                                                      ----------------------------------------------------------------------
Assets                                                                             (in thousands)
Interest-earning assets:
   Loans                                                $1,401,343      $31,047      8.99%  $1,356,426  $   30,009      8.97%
   Investments:
      Taxable                                              371,415        6,007      6.56      370,423       5,775      6.32
      Tax-favored debt securities                              313            8     10.37          490          13     10.35
      Tax-favored equity securities                         37,345          563      6.11       20,448         290      5.75
   Interest-bearing deposits in banks                          100            1      3.25          100           1      3.25
   Federal funds sold                                       33,536          461      5.57       34,251         453      5.36
                                                      ---------------------------           ------------------------
      Total interest-earning assets                      1,844,052       38,087      8.38    1,782,138      36,541      8.32
                                                                   --------------                       ------------
Noninterest-earning assets                                 145,268                             140,016
Allowance for possible loan losses                         (27,114)                            (28,197)
                                                      -------------                         -----------
   Total assets                                         $1,962,206                          $1,893,957
                                                      =============                         ===========

Liabilities and stockholders' equity
Interest-bearing liabilities:
   Savings and interest-bearing transactional accounts  $  922,119      $ 7,662      3.37   $  867,600  $    7,052      3.30
   Certificates of deposit $100,000 and over               123,699        1,621      5.31      106,888       1,394      5.29
   Other time deposits                                     409,005        5,264      5.22      415,404       5,223      5.10
                                                      ---------------------------           ------------------------
      Total interest-bearing deposits                    1,454,823       14,547      4.06    1,389,892      13,669      3.99
Short-term borrowings                                       28,357          478      6.83       32,818         517      6.39
Long-term debt                                               2,424           46      7.73        2,549          50      7.96
                                                      ---------------------------           ------------------------
   Total interest-bearing liabilities                    1,485,604       15,071      4.11    1,425,259      14,236      4.05
                                                                   --------------                       ------------

Noninterest-bearing liabilities:
   Demand deposits                                         283,969                             272,401
   Other liabilities                                        28,618                              20,900
                                                      -------------                         ------------
      Total liabilities                                  1,798,191                           1,718,560
Stockholders' equity                                       164,015                             175,397
                                                      ------------                       ---------------
   Total liabilities and stockholders' equity           $1,962,206                          $1,893,957
                                                      ============                       ===============
Net interest income                                                     $23,016                         $   22,305
                                                                  =============                         ============
Interest rate spread (2)                                                             4.27%                              4.27%
Net yield on earning assets (3)                                                      5.06                               5.08

(1) On a fully taxable equivalent basis. Calculated using a Federal income tax rate of 35%. Loan income includes fees.
(2) Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(3) Net yield on earning assets is net interest income divided by total interest-earning assets.


  Noninterest income amounted to $7.9 million for the first quarter of 1998, up from $6.4 million for the first quarter of 1997. Commissions from insurance sales, which commenced in June of 1997 with the acquisition of the Pomerleau Agency, were $966,000 in the first quarter of 1998. Gains on sales of mortgages increased $703,000 from the first quarter of 1997 due to increased market activity. Significant increases were also seen in asset management income, up $176,000 or 14%, and service charges on deposit accounts, up $150,000 or 9%. Mortgage servicing income declined slightly in 1998 as a result of increased amortization expense related to originated mortgage servicing rights. Net credit card income declined $473,000 to $871,000. Tighter margins and slightly lower volumes of transactions processed accounted for approximately $235,000 and $135,000 of the decrease, respectively, while another $123,000 was attributable to higher processing expenses in the commercial customer credit card processing business. The decreases in the margin and the volume reflect the Company's continuing evaluation of its credit card processing customer base. The increase in processing expenses is related to an increase in the use of third parties, for the processing of certain charge-back transactions.

  Noninterest expenses were $17.8 million for the first quarter of 1998, an increase of $881,000 from 1997. Noninterest expenses related to the Pomerleau Agency were $596,000 for the first quarter of 1998. Excluding the expenses related to the insurance agency, total noninterest expenses were 1.7% higher in 1998 than in 1997.

INCOME TAXES

  The Company and its subsidiaries are taxed on income by the IRS at the Federal level and by various states in which they do business. The majority of the Company's income is generated in the State of Vermont, which levies franchise taxes on financial institutions based upon average deposit levels in lieu of taxing income. On August 1, 1997, the franchise tax rate increased from $.04 per $1,000 of deposits to $.096. This increased franchise tax expense to $364,000 for the three months ended March 31, 1998 from $142,000 for the same period in 1997. Franchise taxes are included in income tax expense in the consolidated statements of income.

  For the three months ended March 31, 1998 and 1997, Federal and state income tax provisions amounted to $3.9 million and $3.5 million, respectively. The effective tax rates for the respective periods were 34.8% and 33.8%. During both periods, the Company's statutory Federal corporate tax rate was 35%. The Company's effective tax rates differed from the statutory rates primarily because of 1) the proportion of interest income from state and municipal securities and corporate dividend income which are partially exempt from Federal taxation and 2) tax credits on investments in qualified low income housing projects.


FINANCIAL POSITION

  Total assets increased slightly from $1.977 billion at December 31, 1997 to $1.994 billion at March 31, 1998. The Company invests the majority of its assets in loans and investments. During the first three months of 1998, total loans decreased $21.2 million, to $1.378 billion at March 31, 1998. This decrease was primarily attributable to higher prepayments on adjustable rate residential real estate loans that have been refinanced to fixed rate loans, due to favorable interest rates. Consistent with the Company's past practice, all conforming fixed-rate loan production is sold on the secondary market. The proceeds from these sales have been reinvested in various securities available for sale, which were up $34.5 million at March 31, 1998 compared to December 31, 1997. Total deposits at March 31, 1998 were $1.769 billion, up $11.0 million or 0.6% from the December 31, 1997 level.

 CREDIT QUALITY

  Nonperforming assets include nonaccrual loans, restructured debt, and foreclosed real estate (Other Real Estate Owned). As of March 31, 1998, nonperforming assets totaled $8.1 million, compared to $8.0 million and $12.3 million at December 31 and March 31, 1997 respectively. The allowance for loan losses was $26.7 million at March 31, 1998, unchanged from the December 31, 1997 level. The provision for possible loan losses that was charged against earnings in the first quarter was $1.3 million compared to $1.0 million a year ago.

 A summary of credit quality follows:

                                                                              3/31/98           12/31/97            3/31/97
                                                                   --------------------------------------------------------
                                                                                         (In thousands)
 Nonaccrual loans                                                            $  7,132          $   6,481           $  9,172
 Restructured debt                                                                116                767                842
 Other real estate owned (OREO)                                                   850                747              2,276
 Total nonperforming assets (NPA)                                            $  8,098          $   7,995           $ 12,290
                                                                   ========================================================

 Loans past due 90 days or more and still accruing  interest                 $  2,026          $   2,838           $  2,326
 Allowance for possible loan losses                                            26,725             26,721             28,200
 NPA as % of loans plus OREO                                                     0.58%              0.56%              0.90%
 Allowance as % of loans                                                         1.90%              1.89%              2.06%
 Allowance as % of nonperforming loans                                         368.72%            368.67%            282.20%
 Allowance as % of NPA                                                         330.02%            334.22%            229.45%

  Provisions for and activity in the allowance for possible loan losses are summarized as follows:

                                                                           Three Months
                                                                         Ended March 31,
                                                               -----------------------------------
                                                                      1998              1997
                                                               -----------------  ----------------
                                                                         (In thousands)
 Beginning Balance, Allowance for Possible Loan Losses                  $26,721           $28,096
 Provision for Possible Loan Losses                                       1,275             1,013
 Loans Charged Off                                                       (1,650)           (1,359)
 Loan Recoveries                                                            379               450
 Ending Balance, Allowance for Possible Loan Losses                     $26,725           $28,200
                                                               ===================================

  Based on its assessment of the loan portfolios management believes that the allowance for possible loan losses is adequate. While management uses available information to assess possible losses, future additions to the allowance may be necessary.

 CAPITAL

  Stockholders' equity totaled $166.0 million at March 31, 1998, compared to $162.3 million at year-end 1997. The increase during the current three-month period reflects net income of $7.3 million, which was partially offset by stock repurchases totaling $1.7 million and dividends paid to shareholders of $2.6 million.

  "Tier One" capital, consisting entirely of common equity, measured 9.97% of risk-weighted assets at March 31, 1998. Total capital, including the "Tier Two" allowance for loan losses, was 11.28% of risk-weighted assets. The leverage capital ratio was 7.60%. These ratios placed Chittenden in the "well-capitalized" category according to regulatory standards.

 LIQUIDITY

  The Company's liquidity and rate sensitivity are monitored by the asset and liability committee, based upon policies approved by the Board of Directors. Strategies are implemented by the Company's asset and liability committee. This committee meets periodically to review and direct the Banks' lending and deposit-gathering functions. Investment and borrowing activities are managed by the Company's Treasury function.

  The measure of an institution's liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. At March 31, 1998, the Company maintained cash balances and short-term investments of approximately $141.5 million, compared with $143.4 million at December 31, 1997. During the first three months of 1998, the Company continued to be an average daily net seller of Federal Funds.

  Interest-rate risk is the sensitivity of income to variations in interest rates over both short-term and long-term horizons. The primary goal of interest-rate management is to control this risk within limits approved by the Board of Directors. These limits and guidelines reflect the Company's tolerance for interest-rate risk. The Company attempts to control interest-rate risk by identifying exposures, quantifying them and taking appropriate actions. The Company quantifies its interest-rate risk exposure using sophisticated simulation and valuation models, as well as simpler gap analyses. For a full discussion of interest-rate risk see "Liquidity and Rate Sensitivity" in the Company's 1997 annual report on Form 10-K. There has not been a material change in the Company's interest-rate exposure or its anticipated market risk during the current period.


YEAR 2000

  The Year 2000 problem, which is common to most corporations, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information as the year 2000 approaches. The Company has completed an assessment of its mainframe systems and has developed a specific workplan to address issues identified. The Company's assessment of its personal computer-based systems is expected to be completed in the second quarter of 1998. Required renovations to mission critical systems have commenced. Validation and testing of the renovations is scheduled to begin in the second quarter of this year. The Company believes it will be able to modify or replace its affected systems in time to minimize any detrimental effects on operations. The Company has prepared an estimate of the costs to be incurred relative to the Year 2000 problem and has determined that the costs specifically identifiable to the Year 2000 issue are not expected to have a material impact on the Company's results of operations or financial position in any future period.



                                      PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (A) EXHIBITS

     EXHIBIT 27. FINANCIAL DATA SCHEDULE

     EXHIBIT 27.1. RESTATED FINANCIAL DATA SCHEDULES

 (B) REPORTS ON FORM 8-K

     NONE

                            CHITTENDEN CORPORATION

                                  SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CHITTENDEN CORPORATION
                                         Registrant




     MAY 13, 1998                     S/PAUL A. PERRAULT
     ------------                     -------------------------------------
     Date                             Paul A. Perrault,
                                      President and Chief Executive Officer



     MAY 13, 1998                     S/KIRK W. WALTERS
     ------------                     -------------------------------------
     Date                             Kirk W. Walters
                                      Executive Vice President,
                                      Treasurer, and Chief Financial Officer