Form 10-Q
period 1998-06-30
CHITTENDEN CORP /VT/
filed 1998-08-13
CIK 200138

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

              X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
             ---
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR SIX MONTHS ENDED JUNE 30, 1998
                                       OR
             __   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM ____________TO____________



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

                                 YES  X      NO
                                      -

AT JUNE 30, 1998, THERE WERE 15,929,661 SHARES OF THE CORPORATION'S $1.00 PAR VALUE COMMON STOCK ISSUED, WITH 14,324,535 SHARES OUTSTANDING.

                         PART I.  FINANCIAL INFORMATION



                         ITEM 1.  FINANCIAL STATEMENTS

Chittenden Corporation
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                                June 30,    December 31,
                                                                                                  1998          1997
                                                                                            ----------------------------
                                                                                                    (in thousands)
Assets
Cash and cash equivalents                                                                      $  155,565     $  143,394
Securities available for sale                                                                     389,857        363,279
Federal Home Loan Bank stock                                                                        5,591          5,591
Mortgage loans held for sale                                                                       19,683         16,433
Loans:
  Commercial                                                                                      363,929        365,042
  Real Estate:
     Residential                                                                                  412,066        456,396
     Commercial                                                                                   314,740        314,477
     Construction                                                                                  21,966         21,900
                                                                                            ----------------------------
     Total Real Estate                                                                            748,772        792,773
  Consumer                                                                                        262,539        241,323
                                                                                            ----------------------------
  Total Loans                                                                                   1,375,240      1,399,138
Less: Allowance for possible loan losses                                                          (27,118)       (26,721)
                                                                                            ----------------------------
  Net loans                                                                                     1,348,122      1,372,417

Accrued interest receivable                                                                        14,864         14,431
Other real estate owned                                                                               661            747
Other assets                                                                                       16,015         19,593
Premises and equipment, net                                                                        28,520         27,412
Intangible assets                                                                                  13,164         13,853
                                                                                            ----------------------------
  Total assets                                                                                 $1,992,042     $1,977,150
                                                                                            ============================

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
   Demand                                                                                      $  320,613     $  302,555
   Savings                                                                                        925,954        924,846
   Other time                                                                                     404,916        409,055
   Certificates of deposit $100,000 and over                                                       91,105        121,089
                                                                                               ----------------------------
    Total deposits                                                                              1,742,588      1,757,545

Short-term borrowings                                                                              42,427         23,250
Accrued expenses and other liabilities                                                             36,304         31,843
Long-term debt                                                                                      2,333          2,239
                                                                                               ----------------------------
      Total liabilities                                                                         1,823,652      1,814,877
Commitments and contingencies
Stockholders' Equity:
Preferred stock - $100 par value
  authorized - 200,000 shares; issued and outstanding - none                                            -              -
Common stock - $1 par value authorized - 30,000,000 shares;
  issued 15,929,661 in 1998 and 1997                                                               15,930         15,930
Surplus                                                                                            72,398         72,611
Retained earnings                                                                                 112,245        102,553
Treasury stock, at cost  1,605,126 shares in 1998 and 1,508,076 shares in 1997                    (34,170)       (30,084)
Accumulated other comprehensive income                                                              2,392          1,675
Unearned portion of employee restricted stock                                                        (405)          (412)
                                                                                               ----------------------------
 Total stockholders' equity                                                                       168,390        162,273
                                                                                               ----------------------------
  Total liabilities and stockholders' equity                                                   $1,992,042     $1,977,150
                                                                                               ============================


The accompanying notes are an integral part of these consolidated financial statements.

CHITTENDEN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                       For The Three Months                       For The Six Months
                                                           Ended June 30,                            Ended June 30,
                                                -----------------     ---------------     ---------------      ---------------

                                                        1998                 1997                1998                 1997
                                                -----------------     ---------------     ---------------      ---------------

Interest on loans                                        $30,745             $30,964             $61,412              $60,691
Investment securities:
   Mortgage-backed securities                              1,900               2,146               3,915                3,924
   Taxable                                                 4,443               3,722               8,420                7,642
   Tax-favored debt                                            4                   5                   9                   14
   Tax-favored equity                                        449                 184                 872                  474
   Short-term investments                                    473                 437                 935                  891
                                                ----------------     ---------------     ---------------      ---------------
     Total interest income                                38,014              37,458              75,563               73,636
                                                ----------------     ---------------     ---------------      ---------------
Interest expense:
 Deposits:
 Savings                                                   7,771               7,189              15,410               14,241
 Time                                                      6,770               6,703              13,655               13,320
                                                ----------------     ---------------     ---------------      ---------------
   Total interest on deposits                             14,541              13,892              29,065               27,561
 Short-term borrowings                                       786                 748               1,263                1,265
 Long-term debt                                               49                  50                  96                  100
                                                ----------------     ---------------     ---------------      ---------------
   Total interest expense                                 15,376              14,690              30,424               28,926
                                                ----------------     ---------------     ---------------      ---------------
Net interest income                                       22,638              22,768              45,139               44,710
Provision for possible loan losses                         1,275               1,012               2,550                2,025
                                                ----------------     ---------------     ---------------      ---------------
Net interest income after provision
for possible loan losses                                  21,363              21,756              42,589               42,685
                                                ----------------     ---------------     ---------------      ---------------
Noninterest income:
 Investment management and trust income                    1,637               1,435               3,102                2,724
 Service charges on deposit accounts                       1,778               1,793               3,524                3,389
 Mortgage servicing income                                   498                 578                 975                1,142
 Gains on sales of mortgage loans, net                     1,407                 656               2,520                1,061
 Credit card income, net                                   1,064               1,437               1,940                2,781
 Insurance commissions, net                                  560                 237               1,504                  237
 Other                                                     1,414               1,168               2,645                2,381
                                                ----------------     ---------------     ---------------      ---------------
   Total noninterest income                                8,358               7,304              16,210               13,715
                                                ----------------     ---------------     ---------------      ---------------
Noninterest expense:
 Salaries                                                  7,478               7,169              14,793               13,776
 Employee benefits                                         2,443               2,298               5,036                4,800
 Net occupancy expense                                     2,317               2,322               4,736                4,644
 FDIC deposit insurance                                       62                  64                 118                  117
 Other real estate owned, income and expense, net             30                  16                  70                   72
 Other                                                     5,676               5,807              11,076               11,209
                                                ----------------     ---------------     ---------------      ---------------

       Total noninterest expense                          18,006              17,676              35,829               34,618
                                                ---------------     ---------------     ---------------      ---------------

Income before income taxes                                11,715              11,384              22,970               21,782
Provision for income taxes                                 3,885               3,867               7,804                7,381
                                                ----------------     ---------------     ---------------      ---------------
       Net income                                        $ 7,830             $ 7,517             $15,166              $14,401
                                                ================     ===============     ===============      ===============

Basic earnings per share                                   $0.54               $0.50               $1.05                $0.95
Diluted earnings per share                                  0.53                0.49                1.03                 0.93
Dividends per share                                        $0.20               $0.18               $0.38                $0.34


The accompanying notes are an integral part of these consolidated financial statements.

CHITTENDEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                FOR THE SIX MONTHS
                                                                                                  ENDED JUNE 30,
                                                                                                1998          1997
                                                                                           -------------------------
                                                                                                 (in thousands)
Cash flows from operating activities:
 Net income                                                                                  $  15,166     $  14,401
 Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for possible loan losses                                                            2,550         2,025
   Depreciation and amortization                                                                 1,815         1,706
   Amortization of intangible assets                                                               689           602
   Amortization of premiums, fees, and discounts, net                                            1,034           276
   Investment securities losses                                                                     81             -
   Deferred income taxes                                                                         2,225           (25)
   Loans originated and purchased for sale                                                    (214,385)      (66,703)
   Proceeds from sales of loans                                                                213,655        68,052
   Gains on sales of loans                                                                      (2,520)       (1,061)
Changes in assets and liabilities:
   Accrued interest receivable                                                                    (433)          236
   Other assets                                                                                  2,405          (996)
   Accrued expenses and other liabilities                                                        3,944         4,790
                                                                                           -------------------------
            Net cash provided by operating activities                                           26,226        23,303
                                                                                           -------------------------

Cash flows from investing activities:
 Acquisition of The Pomerleau Agency, Inc., net of cash paid                                         -           721
 Proceeds from sales of securities available for sale                                           18,726        64,064
 Proceeds from maturing securities and principal payments
   on securities available for sale                                                            151,725        83,803
 Purchases of securities available for sale                                                   (195,923)     (148,199)
 Proceeds from principal payments on securities held for investment                                  -        10,871
 Purchases of securities held for investment                                                         -          (199)
 Loans originated, net of principal repayments                                                  20,174       (20,889)
 Purchases of premises and equipment                                                            (2,923)       (2,498)
                                                                                           -------------------------
            Net cash used in investing activities                                               (8,221)      (12,326)
                                                                                           -------------------------

Cash flows from financing activities:
 Net decrease in deposits                                                                      (14,957)      (86,775)
 Net increase in short-term borrowings                                                          19,177        47,950
 Net increase in long term borrowings                                                               94            28
 Cash paid to list on New York Stock Exchange, net of taxes                                        (93)            -
 Proceeds from issuance of treasury and common stock                                               244           115
 Dividends on common stock                                                                      (5,473)       (5,095)
 Repurchase of common stock                                                                     (4,826)      (15,343)
                                                                                           -------------------------
            Net cash used in financing activities                                               (5,834)      (59,120)
                                                                                           -------------------------
 Net increase (decrease) in cash and cash equivalents                                           12,171       (48,143)
 Cash and cash equivalents at beginning of year                                                143,394       214,459
                                                                                           -------------------------
            Cash and cash equivalents at end of year                                          $ 155,565     $ 166,316
                                                                                           =========================

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Interest                                                                                  $  30,419     $  28,851
   Income taxes                                                                                    640         6,866
 Non-cash investing and financing activities:
   Loans transferred to other real estate owned                                                    598         1,297
   Issuance of treasury and restricted stock                                                        77           297

Acquisition of The Pomerleau Agency, Inc.:
 Fair value of assets acquired                                                                       -     $   7,937
 Liabilities assumed                                                                                 -         3,182

 Debt issued                                                                                         -         3,700
                                                                                           -------------------------
 Cash paid                                                                                           -     $   1,055
                                                                                           =========================


The accompanying notes are an integral part of these consolidated financial statements.

CHITTENDEN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS/
MANAGEMENT'S DISCUSSION AND ANALYSIS

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

NOTE 2 - ACCOUNTING POLICY CHANGES

ADOPTION OF SFAS 130
   As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-
purpose financial statements.   Comprehensive income is the total of net income
and all other nonowner changes in equity. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements in year end financial statements. Interim period disclosure may be shown in the footnotes to the consolidated financial statements. The Company's comprehensive income for the three-month and six-month periods ended June 30, 1998 and 1997 is presented below:

                                                                                FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                                                    ENDED JUNE 30,          ENDED JUNE 30,

                                                                                    1998     1997          1998     1997
                                                                                 -------------------------------------------
                                                                                                (in thousands)
NET INCOME                                                                       $7,830     $ 7,517      $15,166     $14,401
  Unrealized gains (losses) on investment securities:

      Unrealized holding gains (losses) arising during period                       681       3,323        1,058        (348)
      Less: Reclassification adjustments for (gains) losses
      included in net income                                                         84           1           81           1
                                                                                 -------------------------------------------
 Other comprehensive income, before tax                                           8,595      10,841       16,305      14,054
 Income tax expense (benefit) related to:
      Unrealized holding gains (losses) arising during period                       268       1,206          394        (122)
      Gains (losses) included in net income                                         (29)          -          (28)          -
                                                                                 -------------------------------------------
 Total income tax expense (benefit) related to
 items of comprehensive income                                                      238       1,206          365        (122)
                                                                                 -------------------------------------------
 Comprehensive income                                                            $8,357     $ 9,635      $15,940     $14,176
                                                                                 ====================    ===================

ISSUANCE OF SFAS 133
   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.
Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment.
   Statement 133 is effective for the Company's fiscal year beginning January 1, 2000. The Company has the option to elect to early adopt the Statement as early as its fiscal quarter beginning July 1, 1998. The statement cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998).
   The Company has not yet quantified the impact of adopting Statement 133 on its consolidated financial statements and has not determined the timing of or method of its adoption of the Statement. However, the Company does not expect that the adoption will have a material impact on its financial position or results of operation.

NOTE 3 - SUBSEQUENT EVENT
   On July 15, 1998, the Company declared regular dividends of approximately $2.9 million, or $0.20 per share, to be paid on August 14, 1998 to shareholders of record on July 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   Chittenden Corporation posted second quarter 1998 net income of $0.53 per diluted share, an increase of 8% over the $0.49 per diluted share posted in the second quarter of last year. Net income for the second quarter of 1998 was $7.8 million, an increase of 4% over the $7.5 million recorded in the same quarter a year ago. Return on average equity was 18.95% for the quarter ended June 30, 1998 compared with 17.88% for the same period in 1997. Return on average assets was 1.58% for both the second quarter of 1998 and the second quarter of last year.
   For the first six months of 1998, diluted earnings per share were $1.03, an increase of 11% over the $0.93 posted for the same period a year ago. Net income for the year to date 1998 was $15.2 million, 5% higher than the $14.4 million recorded for the first six months of 1997. Return on average equity and return on average assets were 18.55% and 1.55% in the first half of 1998, respectively, compared with 16.88% and 1.53% for the same period of 1997. The higher levels of return on equity for the quarter and year-to-date reflect the impact of the share repurchase plan that was commenced in the first quarter of 1997.
   Net interest income on a tax equivalent basis for the three months ended June 30, 1998 was $23.2 million, up slightly from $23.1 million for the same period a year ago. The increase was attributable to a higher level of average interest-earning assets, which were up $71 million compared to the same three-month period a year ago. The increased level of earning assets offset a decline in the net yield on earning assets from 5.15% in the second quarter of 1997 to 4.98% in the second quarter of 1998. The decline in the net yield was caused by a combination of declining yields in the company's loan portfolio, leverage resulting from increased activity in municipal deposit gathering, and a reduction in net earning assets caused by the Company's capital management plan.
   Net interest income on a tax equivalent basis for the first six months of 1998 was $46.2 million, up from $45.5 million for the same period of 1997. The increase was also attributable to higher level of average interest-earning assets, which were up $66 million compared to the same period a year ago. The increased level of earning assets offset a decline in the net yield on earning assets from 5.12% in the first six months of 1997 to 5.02% in the same period of 1998. The decline in the net yield was primarily caused by decreased yields on the company's loan portfolio, similar to the trend noted for the second quarter.

The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the six months ended June 30,

                                                                        1998                                1997

                                                                      InteresT    Average                 Interest    Average
                                                          Average      Income/     Yield/     Average      Income/     Yield/
                                                          Balance    Expense (1)  Rate (1)    Balance    Expense (1)  Rate (1)
                                                      -----------------------------------------------------------------------
Assets                                                                              (IN THOUSANDS)
Interest-earning assets:
   Loans                                                $1,404,243      $62,184      8.94%  $1,371,201      $61,313      9.02%
   Investments:
      Taxable                                              380,097       12,335      6.54      370,069       11,740      6.40
      Tax-favored debt securities                              271           13      9.67          438           20      9.21
      Tax-favored equity securities                         38,556        1,201      6.28       14,665          414      5.69
   Interest-bearing deposits in banks                          100            2      3.25          100            2      3.23
   Federal funds sold                                       33,757          934      5.58       34,148          891      5.26
                                                      -------------------------             -----------------------
      Total interest-earning assets                      1,857,024       76,669      8.33    1,790,621       74,380      8.38
                                                                    -----------                         -----------
Noninterest-earning assets                                 144,867                             139,160
Allowance for possible loan losses                         (27,200)                            (28,194)
                                                      ------------                       -------------
   Total assets                                         $1,974,691                          $1,901,587
                                                      ============                       =============

Liabilities and stockholders' equity
Interest-bearing liabilities:
   Savings and interest-bearing transactional accounts  $  924,135      $15,410      3.36   $  869,920      $14,241      3.30
   Certificates of deposit $100,000 and over               118,294        3,110      5.30      108,529        2,854      5.30
   Other time deposits                                     407,888       10,545      5.21      414,385       10,466      5.09
                                                      -------------------------          --------------------------
      Total interest-bearing deposits                    1,450,317       29,065      4.04    1,392,834       27,561      3.99
Short-term borrowings                                       36,216        1,263      7.03       41,730        1,265      6.11
Long-term debt                                               2,472           96      7.83        2,952          100      6.83
                                                      ------------ ------------          ------------- ------------
      Total interest-bearing liabilities                 1,489,005       30,424      4.12    1,437,516       28,926      4.06
                                                                    -----------                         -----------
 Noninterest-bearing liabilities:
  Demand deposits                                          291,888                             268,382
  Other liabilities                                         28,922                              23,696
                                                      ------------                       -------------
      Total liabilities                                  1,809,815                           1,729,594
Stockholders' equity                                       164,876                             171,993
                                                      ------------                       -------------
       Total liabilities and stockholders' equity       $1,974,691                          $1,901,587
                                                      ============                       =============
Net interest income                                                     $46,245                             $45,454
                                                                  =============                       =============
Interest rate spread (2)                                                             4.21%                              4.32 %
Net yield on earning assets (3)                                                      5.02%                               5.12%

(1) On a fully taxable equivalent basis. Calculated using a Federal income tax rate of 35%. Loan income includes fees.
(2) Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(3) Net yield on earning assets is net interest income divided by total interest-earning assets.

  Noninterest income amounted to $8.4 million for the second quarter of 1998, up from $7.3 million for the second quarter of 1997. Commissions from insurance sales, which commenced in June of 1997 with the acquisition of the Pomerleau Agency, were $560,000 in the second quarter of 1998, compared with $237,000 in the second quarter of 1997. Gains on sales of mortgages increased $751,000 from the second quarter of 1997 due to increased market activity. Significant increases were also seen in investment management and trust income, up $202,000 or 14%. Mortgage servicing income declined slightly in 1998 as a result of increased amortization expense related to originated mortgage servicing rights. Net credit card income declined $373,000 to $1.1 million. The majority of the decrease was attributable to lower volumes of transactions processed, which resulted from the Company's continuing evaluation of its credit card processing customer base.
  For the first six months of 1998, noninterest income was $16.2 million, up $2.5 million or 18% from the comparable 1997 level. Commissions from insurance sales were $1.5 million for the first half of 1998, compared with $237,000 for the first half of 1997. Gains on sales of mortgages increased $1.5 million from the first two quarters of 1997 due to the increased market activity noted above. Trends similar to those observed in the second quarter for investment management and trust income, and mortgage servicing income, were also seen in the first half of 1998. Net credit card income declined $841,000 to $1.9 million. For the first half of the year, lower processing volumes accounted for approximately $466,000 of the decline in credit card income, while lower margins on processed volume and increased processing expenses accounted for approximately $236,000 and $199,000 of decreased income. The decreases in the margin and volume reflect the Company's continuing evaluation of its credit card processing base. The increase in processing expenses is related to an increase in the use of third parties for the processing of certain charge-back transactions.
  Noninterest expenses were $18.0 million for the second quarter, and $35.8 million for the first half, of 1998. These amounts were $330,000 and $1.2 million higher than the comparable 1997 levels. Noninterest expenses related to the Pomerleau Agency were $623,000 for the second quarter and $1.2 million for the first half of 1998, compared with $316,000 for the second quarter of 1997. Excluding the expenses related to the insurance agency, total noninterest expenses were approximately 1% higher in 1998 than in 1997.

INCOME TAXES
  The Company and its subsidiaries are taxed on income by the IRS at the Federal level and by various states in which they do business. The majority of the Company's income is generated in the State of Vermont, which levies franchise taxes on financial institutions based upon average deposit levels in lieu of taxing income. On August 1, 1997, the franchise tax rate increased from $.04 per $1,000 of deposits to $.096. This increased franchise tax expense by approximately $222,000 for the three months ended June 30, 1998 and by approximately $445,000 for the six months then ended. Franchise taxes are included in income tax expense in the consolidated statements of income.
  For the six months ended June 30, 1998 and 1997, Federal and state income tax provisions amounted to $7.8 million and $7.4 million, respectively. The effective tax rates for the respective periods were 34.0% and 33.9%. Federal and state income tax provisions amounted to $3.9 million in both three month periods ended June 30, 1998 and 1997. The effective tax rates for the respective periods were 33.2% and 34.0%. During all periods, the Company's statutory Federal corporate tax rate was 35%. The Company's effective tax rates differed from the statutory rates primarily because of 1) the proportion of interest income from state and municipal securities and corporate dividend income which are partially exempt from Federal taxation and 2) tax credits on investments in qualified low income housing projects.

FINANCIAL POSITION
  Total assets increased slightly from $1.977 billion at December 31, 1997 to $1.992 billion at June 30, 1998. The Company invests the majority of its assets in loans and investments. During the first six months of 1998, total loans decreased $23.9 million, to $1.375 billion at June 30, 1998. This decrease was primarily attributable to higher prepayments on adjustable rate residential real estate loans, due to favorable interest rates. Consistent with the Company's past practice, all conforming fixed-rate loan production is sold on the secondary market. The proceeds from these sales have been reinvested in various securities available for sale, which were up $26.6 million at June 30, 1998 compared to December 31, 1997. Total deposits at June 30, 1998 were $1.743 billion, down $15.0 million or less than 1% from the December 31, 1997 level.

CREDIT QUALITY

  Nonperforming assets include nonaccrual loans, restructured debt, and foreclosed real estate (Other Real Estate Owned). As of June 30, 1998, nonperforming assets totaled $8.7 million, compared to $8.0 million and $9.8 million at December 31 and June 30, 1997, respectively. The allowance for loan losses was $27.1 million at June 30, 1998, up slightly from the December 31, 1997 level of $26.7 million. The provision for possible loan losses that was charged against earnings in the first six months of 1998 was $2.55 million compared to $2.0 million a year ago.

 A summary of credit quality follows:

                                                                   6/30/98            3/31/98           12/31/97            6/30/97
                                                        ---------------------------------------------------------------------------
                                                                                       (In thousands)
 Nonaccrual loans                                                 $  8,007           $  7,132          $   6,481           $  7,845
 Restructured debt                                                       -                116                767                835
 Other real estate owned (OREO)                                        661                850                747              1,141
                                                        ---------------------------------------------------------------------------
 Total nonperforming assets (NPA)                                 $  8,668           $  8,098          $   7,995           $  9,821
                                                        ===========================================================================

 Loans past due 90 days or more and still accruing
  interest                                                        $  1,419           $  2,026          $   2,838           $  1,531

 Allowance for possible loan losses                                 27,118             26,725             26,721             28,167
 NPA as % of loans plus OREO                                          0.62%              0.58%              0.56%              0.72%
 Allowance as % of loans                                              1.94%              1.90%              1.89%              2.06%
 Allowance as % of nonperforming loans                              338.68%            368.72%            368.67%            324.50%
 Allowance as % of NPA                                              312.85%            330.02%            334.22%            286.80%

Provisions for and activity in the allowance for possible loan losses are summarized as follows:

                                                                   Three Months         Six Months
                                                                  Ended June 30,      Ended June 30,
                                                                  1998      1997      1998      1997
                                                                --------  --------  --------  --------
                                                                           (In thousands)
 Beginning Balance                                              $26,725   $28,200   $26,721   $28,096
 Provision for Possible Loan Losses                               1,275     1,012     2,550     2,025
 Loans Charged Off                                               (1,676)   (1,663)   (3,325)   (3,022)
 Loan Recoveries                                                    794       618     1,172     1,068
                                                              ---------------------------------------
 Ending Balance                                                 $27,118   $28,167   $27,118   $28,167
                                                              =======================================

  The provision for possible loan losses represents the charge to expense that is required to fund the allowance for possible loan losses. The level of the allowance for possible loan losses is determined by management based upon known and anticipated circumstances and conditions. An analysis of individual loans and the overall risk characteristics and size of the different loan portfolios is conducted on an ongoing basis. In addition, the Company considers industry trends, regional and national economic conditions, past estimates of possible loan losses as compared to actual losses, and historical loss patterns. Management assesses the adequacy of the allowance for possible loan losses and reviews that assessment quarterly with the Board of Directors.


CAPITAL

  Stockholders' equity totaled $168.4 million at June 30, 1998, compared to $162.3 million at year-end 1997. The current level reflects year-to-date net income of $15.2 million, which was partially offset by stock repurchases totaling $4.8 million and dividends paid to shareholders of $5.5 million.

  "Tier One" capital, consisting entirely of common equity, measured 9.93% of risk-weighted assets at June 30, 1998. Total capital, including the "Tier Two" allowance for loan losses, was 11.24% of risk-weighted assets. The leverage capital ratio was 7.48%. These ratios placed Chittenden in the "well-capitalized" category according to regulatory standards.


LIQUIDITY

  The Company's liquidity and rate sensitivity are monitored by the asset and liability committee, based upon policies approved by the Board of Directors. Strategies are implemented by the Company's asset and liability committee. This committee meets periodically to review and direct the Banks' lending and deposit-gathering functions. Investment and borrowing activities are managed by the Company's Treasury function.
  The measure of an institution's liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. At June 30, 1998, the Company maintained cash balances and short-term investments of approximately $155.6 million, compared with $143.4 million at December 31, 1997. During the first six months of 1998, the Company continued to be an average daily net seller of Federal Funds.
  Interest-rate risk is the sensitivity of income to variations in interest rates over both short-term and long-term horizons. The primary goal of interest-rate management is to control this risk within limits approved by the Board of Directors. These limits and guidelines reflect the Company's tolerance for interest-rate risk. The Company attempts to control interest-rate risk by identifying exposures, quantifying them and taking appropriate actions. The Company quantifies its interest-rate risk exposure using sophisticated simulation and valuation models, as well as simpler gap analyses. For a full discussion of interest-rate risk see "Liquidity and Rate Sensitivity" in the Company's 1997 annual report on Form 10-K. There has not been a material change in the Company's interest-rate exposure or its anticipated market risk during the current period.


YEAR 2000

  The Year 2000 problem, which is common to most corporations, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information as the year 2000 approaches. The Company has completed an assessment of its mainframe systems and has developed a specific workplan to address issues identified. The Company's assessment of its personal computer-based systems has also been completed. Required renovations to mission critical mainframe and PC-based systems have commenced. Management expects these renovations to be substantially complete by October 1, 1998.
  The Company has been notified by IBM that after December 31, 1999, it will no longer support the compiler that the Company currently employs to convert source programming code to machine language. Management has chosen to replace this compiler and expects to complete this replacement by the end of the third quarter of 1999. The compiler will not have any impact on the Company's Year 2000 readiness other than that the renovated systems will be running on a compiler supported by IBM through and beyond the Year 2000.
  Validation and testing of the renovations has begun and is expected to continue through the end of 1999. Additionally, a program has been developed and implemented in which the Company has contacted its major vendors and critical customers to determine their progress in complying with the Year 2000 problem. The Company believes it will be able to modify or replace its affected systems in time to minimize any detrimental effects on operations. The Company has prepared an estimate of the costs to be incurred relative to the Year 2000 problem and has determined that the costs specifically identifiable to the Year 2000 issue are not expected to have a material impact on the Company's results of operations or financial position in any future period.

  Except for historical information contained herein, the foregoing statements are forward-looking statements, the accuracy of which is subject to a number of risks and assumptions. The Corporation's Form 10-K for the fiscal year ended December 31, 1997 discusses such risks and assumptions and other key factors that could cause actual results to differ materially from those expressed in such forward-looking statements. An additional risk is the Corporation's ability to timely and efficiently address the Year 2000 problem.

                          PART II - OTHER INFORMATION

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 (a)  Meeting Date

      April 15, 1998

 (b) Election of Directors and Continuing Directors

        Frederic H. Bertrand    3 Year Term
        David M. Boardman       3 Year Term
        Pall D. Spera           3 Year Term
        Martel D. Wilson, Jr.   3 Year Term

        Paul J. Carrara         Continuing
        Richard D. Driscoll     Continuing
        Lyn Hutton              Continuing
        James C. Pizzagalli     Continuing
        Philip A. Kolvoord      Continuing
        Paul A. Perrault        Continuing


(c)    Voting Matters

      1.  The election of Directors as provided by the By-Laws.

                                                Total Vote           Total Vote Withheld
                                            For Each Director         From Each Director
                                        --------------------------  ----------------------

 Frederic H. Bertrand                                   12,262,507                  36,329
 David M. Boardman                                      12,258,529                  40,307
 Pall D. Spera                                          12,262,660                  36,176
 Martel D. Wilson, Jr.                                  12,261,317                  37,519

      2.  Ratification of the 1998 Directors' Omnibus Long-Term Incentive Plan.
For                                       Against             Abstain
-----------------------------------  ------------------  ------------------
            11,516,893                          607,791             174,152

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS
         Exhibit 27      Financial Data Schedule

  (b) REPORTS ON FORM 8-K

     April 29,1998 Paul A. Perrault elected Chairman of the Board of Directors June 19, 1998 Expansion of Common Stock Repurchase Program

                             CHITTENDEN CORPORATION
                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CHITTENDEN CORPORATION
                              Registrant




August 13, 1998               S/PAUL A. PERRAULT
---------------               -------------------------------------
Date                          Paul A. Perrault,
                              Chairman, President
                              and Chief Executive Officer



August 13, 1998               S/KIRK W. WALTERS
---------------               -------------------------------------
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


                              CHITTENDEN CORPORATION
                              Registrant




August 13, 1998
---------------               _______________________
Date                          Paul A. Perrault,
                              Chairman, President
                              and Chief Executive Officer



August 13, 1998
---------------               ______________________
Date                          Kirk W. Walters
                              Executive Vice President,
                              Treasurer, and Chief Financial Officer