Form 10-Q
period 1998-09-30
CHITTENDEN CORP /VT/
filed 1998-11-12
CIK 200138

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q

              X    Quarterly Report Pursuant to Section 13 or 15(d)
             ---     of the Securities Exchange Act of 1934
                    For Nine Months Ended September 30, 1998
                                       or
             __   Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
           For the transition period from ____________to____________


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

                                 YES  X      NO
                                      -

At September 30, 1998, there were 15,929,661 shares of the Corporation's $1.00 par value common stock issued, with 14,199,375 shares outstanding.

                         PART I.  FINANCIAL INFORMATION

                         Item 1.  Financial Statements

CHITTENDEN CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                              September 30,   December 31,
                                                                                                   1998           1997
                                                                                            ------------------------------
                                                                                                     (in thousands)
Assets
Cash and cash equivalents                                                                        $  150,685     $  143,394
Securities available for sale                                                                       396,456        363,279
Federal Home Loan Bank stock                                                                          5,591          5,591
Mortgage loans held for sale                                                                         30,056         16,433
Loans:
  Commercial                                                                                        405,732        365,042
  Real Estate:
     Residential                                                                                    393,012        456,396
     Commercial                                                                                     322,519        314,477
     Construction                                                                                    19,483         21,900
                                                                                            ------------------------------
     Total Real Estate                                                                              735,014        792,773
  Consumer                                                                                          277,074        241,323
                                                                                            ------------------------------
  Total Loans                                                                                     1,417,820      1,399,138
Less: Allowance for possible loan losses                                                            (24,576)       (26,721)
                                                                                            ------------------------------
  Net loans                                                                                       1,393,244      1,372,417

Accrued interest receivable                                                                          13,681         14,431
Other real estate owned                                                                                 762            747
Other assets                                                                                         15,936         19,593
Premises and equipment, net                                                                          29,541         27,412
Intangible assets                                                                                    12,829         13,853
                                                                                            ------------------------------
  Total assets                                                                                   $2,048,781     $1,977,150
                                                                                            ==============================

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
  Demand                                                                                        $  309,061     $  302,555
  Savings                                                                                          970,033        924,846
  Time deposits less than $100,000                                                                 399,210        409,055
  Time deposits $100,000 and over                                                                  124,704        121,089
                                                                                            ------------------------------
    Total deposits                                                                               1,803,008      1,757,545
Short-term borrowings                                                                               40,111         23,250
Accrued expenses and other liabilities                                                              31,671         31,843
Long-term debt                                                                                         986          2,239
                                                                                            ------------------------------
  Total liabilities                                                                              1,875,776      1,814,877
Commitments and contingencies
Stockholders' Equity:
Preferred stock - $100 par value                                                                         -              -
  authorized - 200,000 shares; issued and outstanding - none
Common stock - $1 par value authorized - 30,000,000 shares;                                         15,930         15,930
  issued 15,929,661 in 1998 and 1997
Surplus                                                                                             72,345         72,611
Retained earnings                                                                                  117,094        102,553
Treasury stock, at cost 1,730,286 shares in 1998 and 1,508,076 shares in 1997                      (38,302)       (30,084)
Accumulated other comprehensive income                                                               6,228          1,675
Unearned portion of employee restricted stock                                                         (290)          (412)
                                                                                            ------------------------------
  Total stockholders' equity                                                                       173,005        162,273
                                                                                            ------------------------------
  Total liabilities and stockholders' equity                                                    $2,048,781     $1,977,150
                                                                                            ==============================


The accompanying notes are an integral part of these consolidated financial statements.

CHITTENDEN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                 For the Three Months                  For the Nine Months
                                                                  Ended September 30,                   Ended September 30,
                                                       -----------------      ---------------   ---------------     ----------------
                                                                    1998                 1997              1998                1997
                                                       -----------------      ---------------   ---------------     ----------------
Interest income:
Interest on loans                                                $31,261              $31,860          $ 92,669            $ 92,551
Investment securities:
  Mortgage-backed securities                                       1,275                1,935             4,170               5,859
  Taxable                                                          4,726                3,669            14,071              11,311
  Tax-favored debt                                                     2                    5                11                  19
  Tax-favored equity                                                 247                  286             1,119                 760
  Short-term investments                                             698                  402             1,630               1,293
                                                       -----------------      ---------------   ---------------     ----------------
    Total interest income                                         38,209               38,157           113,670             111,793
                                                       -----------------      ---------------   ---------------     ----------------
Interest expense:
  Deposits:
  Savings                                                          7,867                7,611            23,317              21,852
  Time                                                             6,691                7,032            20,345              20,352
                                                       -----------------      ---------------   ---------------     ----------------
    Total interest on deposits                                    14,558               14,643            43,662              42,204
  Short-term borrowings                                              511                  589             1,672               1,854
  Long-term debt                                                      39                   63               135                 163
                                                       -----------------      ---------------   ---------------     ----------------
    Total interest expense                                        15,108               15,295            45,469              44,221
                                                       -----------------      ---------------   ---------------     ----------------
Net interest income                                               23,101               22,862            68,201              67,572
Provision for possible loan losses                                 1,275                1,013             3,825               3,038
                                                       -----------------      ---------------   ---------------     ----------------
Net interest income after provision for
      possible loan losses                                        21,826               21,849            64,376              64,534
                                                       -----------------      ---------------   ---------------     ----------------
Noninterest income:
  Investment management and trust income                           1,723                1,400             4,826               4,124
  Service charges on deposit accounts                              1,740                1,781             5,264               5,170
  Mortgage servicing income                                          460                  561             1,435               1,703
  Gains on sales of mortgage loans, net                            1,137                  611             3,656               1,672
  Credit card income, net                                            826                  982             2,766               3,763
  Insurance commissions, net                                         819                  592             2,362                 829
  Other                                                            1,536                1,142             4,181               3,523
                                                       -----------------      ---------------   ---------------     ----------------
    Total noninterest income                                       8,241                7,069            24,490              20,784
                                                       -----------------      ---------------   ---------------    ----------------
Noninterest expense:
  Salaries                                                         7,928                7,088            22,722              20,864
  Employee benefits                                                2,476                2,142             7,511               6,942
  Net occupancy expense                                            2,337                2,450             7,073               7,094
  FDIC deposit insurance                                              56                   54               174                 171
  Other real estate owned, income and expense, net                   (10)                 (63)               59                   9
  Other                                                            5,475                5,733            16,551              16,942
                                                       -----------------      ---------------   ---------------     ----------------
     Total noninterest expense                                    18,262               17,404            54,090              52,022
                                                       -----------------      ---------------  ----------------     ---------------
Income before income taxes                                        11,805               11,514            34,776              33,296
Provision for income taxes                                         4,101                3,978            11,906              11,359
                                                       -----------------      ---------------   ---------------     ----------------
    Net income                                                   $ 7,704              $ 7,536          $ 22,870            $ 21,937
                                                       =================      ===============   ===============     ================

Basic earnings per share                                           $0.54                $0.52             $1.59               $1.47
Diluted earnings per share                                          0.53                 0.50              1.55                1.44
Dividends per share                                                $0.20                $0.18             $0.58               $0.51

The accompanying notes are an integral part of these consolidated financial statements

CHITTENDEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                                               For the Nine Months
                                                                                               Ended September 30,
                                                                                                   1998         1997
                                                                                           ------------   ----------
                                                                                                 (in thousands)
Cash flows from operating activities:
  Net income                                                                                 $  22,870     $  21,937
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for possible loan losses                                                           3,825         3,038
    Depreciation and amortization                                                                2,731         2,574
    Amortization of intangible assets                                                            1,024           955
    Amortization of premiums, fees, and discounts, net                                           1,850          (669)
    Investment securities losses (gains)                                                            81            (5)
    Deferred income taxes                                                                        2,517          (760)
    Loans originated and purchased for sale                                                   (327,101)     (120,314)
    Proceeds from sales of loans                                                               317,134       120,238
    Gains on sales of loans                                                                     (3,656)       (1,672)
  Changes in assets and liabilities:
    Accrued interest receivable                                                                    750         1,111
    Other assets                                                                                 2,761        (4,166)
    Accrued expenses and other liabilities                                                      (3,062)        7,216
                                                                                           -----------    ----------
      Net cash provided by operating activities                                                 21,724        29,483
                                                                                           -----------    ----------

Cash flows from investing activities:
   Acquisition of The Pomerleau Agency, Inc., net of cash paid                                       -           721
   Proceeds from sales of securities available for sale                                         18,724        66,699
   Proceeds from maturing securities and principal payments
      on securities available for sale                                                         193,038       126,333
   Purchases of securities available for sale                                                 (237,806)     (204,804)
   Proceeds from sales of securities held for investment                                             -         6,843
   Proceeds from principal payments on securities held for investment                                -         5,688
   Purchases of securities held for investment                                                       -          (199)
   Loans originated, net of principal repayments                                               (27,285)      (71,580)
   Purchases of premises and equipment                                                          (4,859)       (3,950)
                                                                                           -----------    ----------
      Net cash used in investing activities                                                    (58,188)      (74,249)
                                                                                           ------------   ----------

Cash flows from financing activities:
  Net increase (decrease) in deposits                                                           45,463       (25,264)
  Net increase in short-term borrowings                                                         16,861        46,158
  Net increase (decrease) in long term borrowings                                               (1,253)          685
  Cash paid to list on New York Stock Exchange, net of taxes                                       (93)            -
  Proceeds from issuance of treasury and common stock                                              209           156
  Dividends on common stock                                                                     (8,329)       (7,673)
  Repurchase of common stock                                                                    (9,103)      (22,011)
                                                                                           -----------    ----------
      Net cash provided by (used in) financing activities                                       43,755        (7,949)
                                                                                           ------------   ----------
  Net increase (decrease) in cash and cash equivalents                                           7,291       (52,715)
  Cash and cash equivalents at beginning of period                                             143,394       214,459
                                                                                           -----------    ----------
      Cash and cash equivalents at end of period                                             $ 150,685     $ 161,744
                                                                                           ===========    ==========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                                                 $  45,415     $  44,032
    Income taxes                                                                                 6,484         8,244
  Non-cash investing and financing activities:
    Loans transferred to other real estate owned                                                   976         1,477
    Issuance of treasury and restricted stock                                                      119           501

Acquisition of The Pomerleau Agency, Inc.:
  Fair value of assets acquired                                                                     -      $   7,937
  Liabilities assumed                                                                               -          3,182
  Debt issued                                                                                       -          3,700
                                                                                           -----------    ----------
  Cash paid                                                                                         -      $   1,055
                                                                                          ============    ==========

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

NOTE 2 - ACCOUNTING POLICY CHANGES

ADOPTION OF SFAS 130

   As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-
purpose financial statements.   Comprehensive income is the total of net income
and all other nonowner changes in equity. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements in year end financial statements. Interim period disclosure may be shown in the footnotes to the consolidated financial statements. The Company's comprehensive income for the three-month and nine-month periods ended September 30, 1998 and 1997 is presented below:

                                                                              For the Three Months    For the Nine Months
                                                                               Ended September 30,    Ended September 30,
                                                                                 1998       1997        1998       1997
                                                                            ---------------------------------------------
                                                                                             (in thousands)
Net Income                                                                       $ 7,704   $ 7,536     $22,870    $21,937
  Unrealized gains on investment securities:
      Unrealized holding gains arising during period                               6,014     2,519       7,072      2,171
      Less: Reclassification adjustments for (gains) losses
            included in net income                                                     -        (6)         81         (5)
                                                                            ---------------------------------------------
 Other comprehensive income, before income taxes                                  13,718    10,049      30,023     24,103
 Income tax expense (benefit) related to:
      Unrealized holding gains arising during period                               2,178       905       2,572        783
      Gains (losses) included in net income                                            -         2         (29)         2
                                                                            ---------------------------------------------
Total income tax expense related to items of other comprehensive income            2,178       907       2,543        785
                                                                            ---------------------------------------------
Comprehensive income                                                            $ 11,540   $ 9,142     $27,480    $23,318
                                                                            =============================================

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

Statement 133 is effective for the Company's fiscal year beginning January 1, 2000. The Company has the option to elect to early adopt the Statement the beginning of its next fiscal quarter. The statement cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and
(b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998).

   The Company has not yet quantified the impact of adopting Statement 133 on its consolidated financial statements and has not determined the timing of or method of its adoption of the Statement. However, the Company does not expect that the adoption will have a material impact on its financial position or results of operation.

NOTE 3 - SUBSEQUENT EVENT
   On October 21, 1998, the Company declared regular dividends of approximately $2.9 million, or $0.20 per share, to be paid on November 13, 1998 to shareholders of record on October 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   Chittenden Corporation posted third quarter 1998 net income of $0.53 per diluted share, an increase of 6% over the $0.50 per diluted share posted in the third quarter of last year. Net income for the third quarter of 1998 was $7.7 million, an increase of 2% over the $7.5 million recorded in the same quarter a year ago. Return on average equity was 18.21% for the quarter ended September 30, 1998 compared with 17.79% for the same period in 1997. Return on average assets was 1.53% for both the third quarter of 1998 and the third quarter of last year.

   For the first nine months of 1998, diluted earnings per share were $1.55, an increase of 8% over the $1.44 posted for the same period a year ago. Net income for the year to date 1998 was $22.9 million, 4% higher than the $21.9 million recorded for the first nine months of 1997. Return on average equity and return on average assets were 18.42% and 1.54%, respectively, in the first three quarters of 1998 compared with 17.19% and 1.53% for the same period of 1997.
The higher levels of return on equity for the quarter and year-to-date reflect the impact of the share repurchase plan that was commenced in the first quarter of 1997.

   Net interest income on a tax equivalent basis for the three months ended September 30, 1998 was $23.7 million, up slightly from $23.5 million for the same period a year ago. The increase was attributable to a higher level of average interest-earning assets, which were up $45 million compared to the same three-month period a year ago. The increased level of earning assets offset a decline in the net yield on earning assets from 5.09% in the third quarter of 1997 to 5.00% in the third quarter of 1998. The decline in the net yield was attributed to declining yields in the Company's loan portfolio due to the reduction in market interest rates relating to the global economic slowdown.

   Net interest income on a tax equivalent basis for the first nine months of 1998 was $69.8 million, up from $68.8 million for the same period of 1997. The increase was also attributable to higher level of average interest-earning assets, which were up $58 million compared to the same period a year ago. The increased level of earning assets offset a decline in the net yield on earning assets from 5.10% in the first three quarters of 1997 to 5.01% in the same period of 1998. The decline in the net yield was primarily caused by decreased yields on the company's loan portfolio, similar to the trend noted for the third quarter.

The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the nine months ended September 30,

                                                      1998                                1997
                                    ------------------------------------------------------------------------
                                                    Interest    Average                 Interest    Average
                                        Average     Income/     Yield/      Average     Income/      Yield/
                                        Balance   Expense (1)   Rate (1)    Balance    Expense (1)    Rate (1)
                                    ------------------------------------------------------------------------
Assets                                                            (In Thousands)
Interest-earning assets:
   Loans                              $1,414,308    $ 93,848       8.87%  $1,392,815    $ 93,620        8.99%
   Investments:
      Taxable                            378,753      18,234       6.44      359,107      17,227        6.41
      Tax-favored securities              31,457       1,557       6.62       21,536         915        5.68
   Interest-bearing deposits in banks        100           2       3.25          100           2        3.21
   Federal funds sold                     39,135       1,627       5.56       31,766       1,291        5.43
                                     -----------------------              ----------------------
      Total interest-earning assets    1,863,753     115,268       8.27    1,805,324     113,055        8.37
                                                ------------                        ------------
Noninterest-earning assets               146,626                             141,250
Allowance for possible loan losses       (27,308)                            (28,239)
                                     -----------                          ----------
   Total assets                       $1,983,071                          $1,918,335
                                     ===========                          ==========

Liabilities and stockholders' equity
Interest-bearing liabilities:
   Savings and interest-bearing
     transactional accounts           $  931,722    $ 23,317       3.35   $  876,352    $ 21,852        3.33
   Time deposits $100,000 and over       115,693       4,570       5.28      113,504       4,534        5.34
   Other time deposits                   406,223      15,775       5.19      413,855      15,818        5.11
                                    ------------------------           -------------------------
      Total interest-bearing
       deposits                        1,453,638      43,662       4.02    1,403,711      42,204        4.02
Short-term borrowings                     34,300       1,672       6.52       38,411       1,854        6.45
Long-term debt                             2,420         135       7.46        2,575         163        8.46
                                    -------------------------          -------------------------
     Total interest-bearing
       liabilities                     1,490,358      45,469       4.08    1,444,697      44,221        4.09
                                                    ---------                        -----------

Noninterest-bearing liabilities:
 Demand deposits                         295,294                             275,155
 Other liabilities                        31,446                              27,832
                                    ------------                       -------------
    Total liabilities                  1,817,098                           1,747,684
Stockholders' equity                     165,973                             170,651
                                    ------------                       -------------
      Total liabilities and
       stockholders' equity          $ 1,983,071                          $1,918,335
                                    ============                       =============
Net interest income                                 $ 69,799                            $ 68,834
                                                ============                        ============
Interest rate spread (2)                                           4.19%                               4.28%
Net yield on earning assets (3)                                    5.01%                               5.10%

(1) On a fully taxable equivalent basis. Calculated using a Federal income tax rate of 35%. Loan income includes fees.
(2) Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(3) Net yield on earning assets is net interest income divided by total interest-earning assets.

  Noninterest income amounted to $8.2 million for the third quarter of 1998, up from $7.1 million for the third quarter of 1997. Commissions from insurance sales were $819,000 in the third quarter of 1998, compared with $526,000 in the third quarter of 1997. Gains on sales of mortgages increased $526,000 from the third quarter of 1997 due to increased market activity. Significant increases were also seen in investment management and trust income, up $323,000 or 23% due to increased business in both personal and corporate trust. Mortgage servicing income declined in 1998 as a result of increased amortization expense related to originated mortgage servicing rights. Net credit card income declined $156,000 to $826,000. The majority of the decrease was attributable to lower volumes of transactions processed, which resulted from the Company's continuing evaluation of its credit card processing customer base. Other noninterest income for the third quarter of 1998 of $1.5 million was $394,000 higher than the same quarter a year ago. Included in the increase were $173,000 in higher fees from automatic teller machine surcharges.

  For the first nine months of 1998, noninterest income was $24.5 million, up $3.7 million or 18% from the comparable 1997 level. Commissions from insurance sales, which commenced in June of 1997 with the acquisition of the Pomerleau Agency were $2.4 million for the first three quarters of 1998, compared with $829,000 for the same period of 1997. Gains on sales of mortgages increased $2.0 million from the first nine months of 1997 due to the increased market activity noted above. Trends similar to those observed in the third quarter for investment management and trust income, and mortgage servicing income, were also seen in the first nine months of 1998. Net credit card income declined $1.0 million to $2.8 million. For the first three quarters of the year, lower processing volumes accounted for approximately $600,000 of the decline in credit card income, while lower margins on processed volume accounted for approximately $281,000 of decreased income. The decreases in the margin and volume reflect the Company's continuing evaluation of its credit card processing base.

  Noninterest expenses were $18.3 million for the third quarter, and $54.1 million for the first nine months, of 1998. These amounts were $858,000 and $2.1 million higher than the comparable 1997 levels. Noninterest expenses related to the Pomerleau Agency were $1.8 million for the first nine months of 1998, compared with $853,000 for the same period of 1997. Excluding the expenses related to the insurance agency, total noninterest expenses were approximately 2% higher in 1998 than in 1997.

INCOME TAXES

  The Company and its subsidiaries are taxed on income by the IRS at the Federal level and by various states in which they do business. The majority of the Company's income is generated in the State of Vermont, which levies franchise taxes on banks based upon average deposit levels in lieu of taxing income. On August 1, 1997, the franchise tax rate increased from $.04 per $1,000 of deposits to $.096. This increased franchise tax expense by approximately $90,000 for the three months ended September 30, 1998 and by approximately $535,000 for the nine months then ended. Franchise taxes are included in income tax expense in the consolidated statements of income.

  For the nine months ended September 30, 1998 and 1997, Federal and state income tax provisions amounted to $11.9 million and $11.4 million, respectively. The effective tax rates for the respective periods were 34.2% and 34.1%.
Federal and state income tax provisions amounted to $4.1 million and $4.0 million in the three-month periods ended September 30, 1998 and 1997. The effective tax rates for the respective periods were 34.7% and 34.5%. During all periods, the Company's statutory Federal corporate tax rate was 35%. The Company's effective tax rates differed from the statutory rates primarily because of 1) the proportion of interest income from state and municipal securities and corporate dividend income which are partially exempt from Federal taxation and 2) tax credits on investments in qualified low income housing projects.

FINANCIAL POSITION

  Total assets increased from $1.977 billion at December 31, 1997 to $2.049 billion at September 30, 1998. The Company invests the majority of its assets in loans and investments. During the first nine months of 1998, total loans increased $18.7 million, to $1.418 billion at September 30, 1998. This increase was primarily attributable to growth in the commercial and consumer portfolios which offset reduced balances in the residential portfolios caused by higher prepayments on adjustable rate residential real estate loans, caused by the reduction in market rates relating to the global economic slowdown. Consistent with the Company's past practice, all conforming fixed-rate loan production is sold on the secondary market. The proceeds from these sales have been reinvested in various securities available for sale, which were up $33.2 million at September 30, 1998 compared to December 31, 1997. Total deposits at September 30, 1998 were $1.803 billion, $45.5 million higher than the December 31, 1997 level. The increase was primarily attributable to higher market shares in money market accounts.

CREDIT QUALITY

  Nonperforming assets include nonaccrual loans, restructured debt, and foreclosed real estate (Other Real Estate Owned). As of September 30, 1998, nonperforming assets totaled $11.6 million, compared to $8.0 million and $8.7 million at December 31 and September 30, 1997, respectively. The allowance for loan losses was $24.6 million at September 30, 1998, down from the December 31, 1997 level of $26.7 million. The provision for possible loan losses that was charged against earnings in the first nine months of 1998 was $3.8 million compared to $3.0 million a year ago.

 A summary of credit quality follows:

                                                       9/30/98         6/30/98        12/31/97         9/30/97
                                               ---------------------------------------------------------------
                                                                        (In thousands)
 Nonaccrual loans                                     $ 10,792        $  8,007       $   6,481        $  7,342
 Restructured debt                                          36               -             767             659
 Other real estate owned (OREO)                            761             661             747             685
                                               ---------------------------------------------------------------
 Total nonperforming assets (NPA)                     $ 11,589        $  8,668       $   7,995        $  8,686
                                               ===============================================================

 Loans past due 90 days or more
          and still accruing interest                 $  1,314        $  1,419       $   2,838        $  2,978
 Allowance for possible loan losses                     24,576          27,118          26,721          26,227
 NPA as % of loans plus OREO                              0.80%           0.62%           0.56%           0.61%
 Allowance as % of loans                                  1.70%           1.94%           1.89%           1.84%
 Allowance as % of nonperforming loans                  226.99%         338.68%         368.67%         327.80%
 Allowance as % of NPA                                  212.06%         312.85%         334.22%         301.95%

Provisions for and activity in the allowance for possible loan losses are summarized as follows:

                                                             Three Months               Nine Months
                                                         Ended September 30,        Ended September 30,
                                                          1998          1997         1998         1997
                                                          ----          ----         ----         ----
                                                                        (In thousands)
 Beginning Balance                                         $27,118      $28,167      $26,721      $28,096
 Provision for Possible Loan Losses                          1,275        1,013        3,825        3,038
 Loans Charged Off                                          (4,272)      (3,365)      (7,598)      (6,387)
 Loan Recoveries                                               455          412        1,628        1,480
                                                    -----------------------------------------------------
 Ending Balance                                            $24,576      $26,227      $24,576      $26,227
                                                    =====================================================

  Charge-offs for the three-month and nine-month periods ended September 30, 1998 include a $2.4 million charge-off which resulted from a fraud committed by a commercial borrower against the Company. The provision for possible loan losses represents the charge to expense that is required to fund the allowance for possible loan losses. The level of the allowance for possible loan losses is determined by management based upon known and anticipated circumstances and conditions. An analysis of individual loans and the overall risk characteristics and size of the different loan portfolios is conducted on an ongoing basis. In addition, the Company considers industry trends, regional and national economic conditions, past estimates of possible loan losses as compared to actual losses, and historical loss patterns. Management assesses the adequacy of the allowance for possible loan losses and reviews that assessment quarterly with the Board of Directors.


CAPITAL

  Stockholders' equity totaled $173.0 million at September 30, 1998, compared to $162.3 million at year-end 1997. The current level reflects year-to-date net income of $22.9 million and an increase in accumulated other comprehensive income of $4.5 million. The increase in other comprehensive income resulted from increases in the unrealized gains on available for sale securities caused by lower yields in the Treasury bond market. These lower yields resulted from investors looking for safety from unsettled global financial markets and the anticipation of the Federal Reserve easing monetary policy in order to minimize a slowdown in the U.S. economy. These items were partially offset by stock repurchases totaling $9.1 million and dividends paid to shareholders of $8.3 million.

  "Tier One" capital, consisting entirely of common equity, measured 9.75% of risk-weighted assets at September 30, 1998. Total capital, including the "Tier Two" allowance for loan losses, was 11.04% of risk-weighted assets. The leverage capital ratio was 7.53%. These ratios placed Chittenden in the "well-capitalized" category according to regulatory standards.


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

  The measure of an institution's liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. At September 30, 1998, the Company maintained cash balances and short-term investments of approximately $150.7 million, compared with $143.4 million at December 31, 1997. During the first nine months of 1998, the Company continued to be an average daily net seller of Federal Funds.

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


YEAR 2000

  The Year 2000 problem, which is common to most corporations, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information as the year 2000 approaches. In April 1997, the Company formed a task force to manage the completion of the five phases of the Year 2000 (Y2K) readiness process which had informally started in November 1996. These phases include awareness of the Y2K problem; the assessment of its impact on the Company; the subsequent renovation of affected systems; the validation of designed Y2K renovations; and the implementation of the validated renovations.

  The Company's information systems include larger programs that run on mainframe systems and smaller programs that reside on individual or networked personal computers. The vast majority of the systems considered by the Company to be mission-critical (vital to the successful continuance of the Company's core business activities) are mainframe-based systems. The assessment of all mission-critical mainframe systems has been completed. In addition, the renovation, testing, and implementation of the renovations to all but one mission-critical mainframe system are also complete. All that remains for these systems is final validation testing, which has commenced and is expected to be completed by December 31, 1998. The Company's trust accounting system has been represented by the vendor to be Y2K compliant but management has chosen to replace that system rather than renovate it. The conversion from the current system to the new system is expected to be completed by April 30, 1999. The Company has developed an internal reporting system to track its deadlines relating to the renovation, testing, and implementation of Y2K related tasks to ensure that they are completed on schedule.

  The personal computer (PC) based systems considered to be mission-critical by management are smaller in scope than the mainframe-based systems. The Company's assessment of its mission-critical PC-based systems is approximately 90% complete. Renovations, testing, and implementation for PC-based systems are beginning for those systems for which assessment has been completed. Factors in the progress made on the renovation, testing, and implementation of the PC-based systems include the conversion of one of the affiliate bank's systems to those of the lead bank, installations of hardware and software unrelated to Y2K, and limited human resources. Renovation, testing, and implementation of mission-critical PC-based systems is expected to be substantially completed by December 31, 1998.

  The Company's Y2K readiness is also affected by the readiness of its vendors. The Company's most significant vendors are those that provide the mainframe software that the Company uses to process its mission-critical systems. The Company has two major vendors that provide the majority of the mainframe based computer programs used in mission-critical systems. The Company has confirmed with each of these vendors that they should be ready for the Year 2000 within mandated timeframes. The vendor who will provide the new trust accounting system has also confirmed that it is Y2K compliant. The Company has also contacted the remainder of its vendors to determine their compliance and has developed a tracking mechanism that will provide immediate notification if a vendor does not meet a promised deadline.

  The Company has also performed an evaluation of the Y2K readiness of its significant customers. The results of this evaluation have been considered when evaluating internal loan risk ratings, which are used in the overall evaluation of the adequacy of the allowance for possible loan losses. The monitoring of the Y2K readiness of these customers will continue until after the millenium change and could result in future increased credit risk to the Company in the event that these customers do not successfully remediate any Y2K issues that they might have.

  The Company expects that it will incur costs to replace existing hardware and software which will be capitalized and depreciated in accordance with the Company's existing accounting policy while maintenance and software modification costs will be expensed as incurred. The Company's current estimate of the total costs expected to be incurred, and those already incurred, relative to Y2K follows:


                                                      Costs incurred through    Costs expected to be incurred
                                                              9/30/98                   after 9/30/98
                                                      -------------------------------------------------------

Software Modification                                        $ 10,000                    $  300,000
Replacement of non-compliant software                               -                       600,000
Replacement of non-compliant hardware                               -                       700,000
                                                      -------------------------------------------------------
Total                                                        $ 10,000                    $1,600,000
                                                      =======================================================

Of the $1.6 million estimated future costs of Y2K compliance, it is expected that approximately 80% will consist of hardware and software purchases that will be capitalized and depreciated in accordance with the Company's existing accounting policy. The above costs do not include salaries and benefits of Company personnel or allocated costs of the Company's two major mainframe contracts as these costs would have been incurred regardless of the Y2K problem.

  Based upon the Company's progress in its Y2K readiness process, management considers its most reasonably likely worst case Year 2000 mainframe-based scenario to be that its final validation testing does not pass and that time will need to be spent in 1999 to correct any resultant problems. Management considers its most reasonably likely worst case PC-based scenario to be that certain vendors will not provide software renovations or upgrades on a timely basis and that the Company will need to convert to other software providers or to temporarily adopt manual procedures to replace these systems. The Company has identified those instances in which alternate software providers are available, as well as those for which the only alternative is manual processing.

  The agencies that regulate the Company (the Federal Reserve Board) and its subsidiary banks (the Federal Deposit Insurance Corporation, the State of Vermont and the Commonwealth of Massachusetts) have issued guidance as to the standards they will use in assessing Year 2000 readiness. If, in the judgment of these regulatory agencies, a regulated institution, such as the Company and its subsidiaries, fails to take appropriate action to address its Y2K issues, the regulatory agencies could impose enforcement actions which could have a material adverse impact on such an institution, including the imposition of civil money penalties, or the delay of applications seeking to complete acquisitions.

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

                          PART II - OTHER INFORMATION


 Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) EXHIBITS
         Exhibit 27      Financial Data Schedule

   (b) REPORTS ON FORM 8-K

       September 17,1998 Sally W. Crawford elected to Board of Directors of Chittenden Trust Company

                            CHITTENDEN CORPORATION
                                  SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CHITTENDEN CORPORATION
                                         Registrant




November 13, 1998                        S/PAUL A. PERRAULT
-----------------                        -------------------------------------
Date                                     Paul A. Perrault,
                                         Chairman, President and
                                         Chief Executive Officer



November 13, 1998                        S/KIRK W. WALTERS
-----------------                        -------------------------------------
Date                                     Kirk W. Walters
                                         Executive Vice President,
                                         Treasurer, and Chief Financial Officer