Form 10-K405
period 1998-12-31
CHITTENDEN CORP /VT/
filed 1999-03-24
CIK 200138

CONFIDENTIAL, FOR USE OF THE COMMISSION ONLY

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

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
    For the Fiscal Year Ended December 31, 1998

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

                  Registrant's telephone number: 802-658-4000
          Securities registered pursuant to Section 12(b) of the Act:
                         $1.00 Par Value Common Stock
                               (Title of Class)
          Securities registered pursuant to Section 12(g) of the Act:
                                     NONE

  Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant, computed by reference to the last reported sale price on the NYSE on February 26, 1999, was $390,822,108.

  At February 26, 1999, there were 14,211,713 shares of the Registrant's common stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

1. Joint Proxy Statement/Prospectus for 1999 Annual Meeting of Registrant's
   Stockholders: Part III, Items 10, 11, 12, 13.

  This Form 10-K contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, changes in general, national or regional economic conditions, changes in loan default and charge-off rates, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in interest rates, and changes in the assumptions used in making such forward-looking statements.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1 BUSINESS

  Chittenden Corporation (the "Company" or "CC"), a Vermont corporation organized in 1971, is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. At December 31, 1998, the Company had total consolidated assets of $2,122,019,000. The Company is the holding company parent and owns 100% of the outstanding common stock of Chittenden Trust Company ("CTC"), Flagship Bank and Trust Company ("FBT"), The Bank of Western Massachusetts ("BWM") (collectively "The Banks") and Chittenden Connecticut Corporation ("CCC"), a non-bank mortgage company.

  Through its subsidiaries, the Company offers a variety of lending services, with loans and leases totaling $1,400,103,000 at December 31, 1998. The largest loan category is commercial loans, including those secured by commercial real estate, and others made to a variety of businesses, including retail concerns, small manufacturing businesses, larger corporations, other commercial banks, and to political subdivisions in the U.S. Commercial loans amounted to 50% of the total loans outstanding at December 31, 1998.

  Loans secured by residential properties, including closed-ended home equity loans comprised 27% of total loans outstanding at December 31, 1998. The Company underwrites substantially all of its residential mortgages based upon secondary market standards and sells substantially all of its fixed-rate residential mortgage loans on a servicing-retained basis. Variable or adjustable rate mortgage loans are typically held in portfolio. Revolving home equity loans as a separate group amounted to 5% of loans at December 31, 1998. These loans are generally underwritten based upon the same standards as first mortgages. The remaining real estate loans, which are 2% of total loans outstanding at December 31, 1998, are construction loans secured by residential and commercial land under development. Consumer loans outstanding at December 31, 1998 were 21% of total loans. Indirect installment loans and auto leases comprise 17%, while the remaining loans consist of direct installment and revolving credit.

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

  The company evaluates the adequacy of the allowance for loan losses based upon historical loss experience, industry statistics, and economic conditions. The evaluation is based upon the results of the Company's ongoing loan rating process which assesses individual credits in the commercial, commercial real estate, and construction portfolios as either: pass, assets especially mentioned, substandard, doubtful, or loss. Credits in the residential real estate and consumer portfolios are not individually rated, but may be assigned to a category when information known to management indicates that such classification is appropriate. Management applies the allowance percentages it considers appropriate to the balances in each rating category within each loan portfolio. These percentages are based on the Company's historical loss experience, industry trends, and the impact of economic conditions on the Company's borrowers and are periodically adjusted as necessary when changes in these factors warrant. Specific allowances are also determined for all loans considered to be impaired in accordance with Statement of Financial Accounting Standard Number 114. See "Allowance for Possible Loan Losses" below.

  The Banks offer a wide range of banking services, including the acceptance of demand, savings, and time deposits. As of December 31, 1998, total interest-bearing deposits and noninterest-bearing demand deposits amounted to $1,569,575,000 and $321,179,000, respectively. The Banks also provide personal trust services, including services as executor, trustee, administrator, custodian and guardian. Corporate trust services are also provided, including services as trustee for pension and profit sharing plans. Asset management services are provided with both personal and corporate trust services. Trust assets under administration totaled $3.2 billion at December 31, 1998.

  The Company offers data processing services consisting primarily of payroll and automated clearing house for several outside clients. Financial and investment counseling is provided to municipalities and school districts within the Company's service area, as well as central depository, lending, payroll, and other banking services for such customers. The Banks offer a variety of other services including safe deposit facilities, MasterCard and VISA credit card services, credit card processing, certain non-deposit investment products through the brokerage services of Chittenden Securities, Inc, and various insurance related products through The Pomerleau Agency. Chittenden Securities and The Pomerleau Agency are subsidiaries of Chittenden Bank.

  The Company's principal executive offices are located at Two Burlington Square, Burlington, Vermont 05401; telephone number: 802-658-4000.

Chittenden Trust Company

  CTC was chartered by the Vermont Legislature as a commercial bank in 1904. It is the second largest bank in Vermont, based on total assets of $1,538,357,000 and total deposits of $1,332,130,000 at December 31, 1998.
CTC's principal offices are in Burlington, Vermont and it has 35 additional locations in Vermont. There are five free standing automated teller machines ("ATM's") at other locations. (See Item 2, "Properties"). The trade name "Chittenden Bank" is used at all locations.

  On May 31, 1997, CTC acquired certain assets and assumed certain liabilities of The Pomerleau Agency. The Pomerleau Agency offers various insurance related products including: personal, commercial and life/health policies, as well as specialized coverages and a consulting and risk management service.

  In October 1998, CTC established a registered broker/dealer, Chittenden Securities, Inc., as a subsidiary. Chittenden Securities, Inc. is a full service broker-dealer registered with the Securities and Exchange Commission
(SEC) and is a member of both the National Association of Securities Dealers, Inc. (NASD) and the Securities Investor Protection Corporation (SIPC).

The Bank of Western Massachusetts

  BWM was chartered by the Commonwealth of Massachusetts as a commercial bank in 1986. At December 31, 1998, BWM had total assets of $287,988,000 and total deposits of $247,581,000. BWM's principal offices are in Springfield, Massachusetts and it has four additional locations in the greater Springfield, Massachusetts area.

Flagship Bank and Trust Company

  FBT was chartered by the Commonwealth of Massachusetts as a commercial bank in 1986. At December 31, 1998, FBT had total assets of $346,993,000 and total deposits of $320,987,000. FBT's principal offices are in Worcester, Massachusetts and it has five additional locations in the greater Worcester, Massachusetts area.

Chittenden Connecticut Corporation

  CCC was chartered by the State of Vermont, as a mortgage company in 1996 and its principal offices are in Burlington, Vermont. CCC has additional offices in Brattleboro, Vermont, Southbury, Connecticut and Lexington, Massachusetts (See Item 2, "Properties"). CCC's primary business is the origination of conforming residential real estate mortgage loans for resale to the secondary market. CCC originates these loans for resale through correspondent relationships with credit unions and through other mortgage brokers in the state of

Connecticut who receive loan applications. These applications are underwritten by CTC in Vermont based upon secondary market standards and then sold. In addition, CCC uses brokers that are directly employed by and working through various financial institutions in Connecticut.

Recent Developments

  On December 16, 1998, Chittenden announced that a definitive merger agreement had been signed under which the Company would acquire Vermont Financial Services Corporation (VFSC) for stock. Vermont Financial Services Corporation is the parent company of Vermont National Bank, headquartered in Brattleboro, VT, and United Bank, headquartered in Greenfield, Massachusetts, and had consolidated assets of $2.1 billion at December 31, 1998 (See Note 2, "Acquisitions" in Notes to Consolidated Financial Statements). The transaction, which is structured to qualify as a pooling of interests for accounting purposes, is subject to the approval of shareholders of Chittenden and Vermont Financial, as well as to the receipt of federal and state regulatory board approvals. Subject to the foregoing conditions, the transaction is expected to close during the second quarter of 1999.

  The transaction is structured as a tax-free exchange of 1.07 shares of Chittenden common stock for each share of VFSC common stock outstanding. At the Company's closing stock price of $33 on December 14, 1998, the transaction would be valued at approximately $454 million. In connection with the transaction, the Company expects to record a one-time pre-tax charge of between $35 to $45 million in acquisition-related costs, including severance payments and integration of duplicative systems.

  Concurrent with the execution of the agreement on December 16, 1998, the Company entered into a Stock Option Agreement with VFSC pursuant to which VFSC granted the Company the option to purchase, under certain circumstances, up to 2,577,073 shares (or approximately 19.9 percent) of its outstanding common stock for $22 per share.

Economy

  The New England economy showed signs of continued expansion, but at a slower pace in 1998 than in 1997. Retail sales were mixed, while housing permits and new construction contracts remained strong. New England unemployment levels remained at steady lows, however, regional job growth has shown the effects of slower global and national economic growth. The ability and willingness of the Company's borrowers to honor their repayment commitments are impacted by many factors, including the prevailing market interest rates and the level of overall economic activity within the borrowers' geographic area.

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

  CTC competes with Vermont banks and metropolitan banks based in southern New England and New York to provide commercial banking services to businesses. Many of these out-of-state banks have greater financial resources than those of Vermont banks and are actively seeking financial relationships with promising Vermont enterprises. BWM and FBT compete with other financial institutions in their respective markets of Springfield and Worcester, Massachusetts.

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

  Dividends. The Federal Reserve Board has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The Federal Reserve Board has indicated generally that it may be an unsafe and an unsound practice for bank holding companies to pay dividends unless the bank holding company's net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization's capital needs, asset quality, and overall financial condition. The Company's ability to pay dividends is dependent upon the flow of dividend income to it from its banking subsidiaries, which may be affected or limited by regulatory restrictions imposed by federal or state bank regulatory agencies. See "--Regulation of CTC, BWM and FBT--Dividends."

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

 Regulation of CTC, BWM and FBT

  General. As FDIC-insured state-chartered banks, CTC, BWM and FBT are subject to supervision of and regulation by the Commissioner of Banking, Insurance, Securities and Health Care Administration of the State of Vermont, in the case of CTC, and the Commissioner of Banks of the Commonwealth of Massachusetts in the case of BWM and FBT (individually, a Commissioner and collectively, the "Commissioners") and, for all three banks, by the FDIC. This supervision and regulation is for the protection of depositors, the BIF (as hereinafter defined), and consumers, and is not for the protection of the Company's stockholders. The prior approval of the FDIC and the relevant Commissioner is required for CTC, BWM or FBT to establish or relocate an additional branch office, assume deposits, or engage in any merger, consolidation or purchase or sale of all or substantially all of the assets of any bank or savings association.

  Examinations and Supervision. The FDIC and the Commissioners regularly examine the condition and the operations of CTC, BWM and FBT, including (but not limited to) their capital adequacy, reserves, loans, investments, earnings, liquidity, compliance with laws and regulations, record of performance under the

Community Reinvestment Act and management practices. In addition, CTC, BWM and FBT are required to furnish quarterly and annual reports of income and condition to the FDIC and periodic reports to the Commissioners. The enforcement authority of the FDIC includes the power to impose civil money penalties, terminate insurance coverage, remove officers and directors and issue cease-and-desist orders to prevent unsafe or unsound practices or violations of laws or regulations. In addition, under recent federal banking legislation, the FDIC has authority to impose additional restrictions and requirements with respect to banks that do not satisfy applicable regulatory capital requirements. See "--Capital Requirements and FDICIA--Prompt Corrective Action" below.

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

  Consumer Protection Regulation; Bank Secrecy Act. Other aspects of the lending and deposit businesses of CTC, BWM and FBT that are subject to regulation by the FDIC and the Commissioners include disclosure requirements with respect to interest, payment and other terms of consumer and residential mortgage loans and disclosure of interest and fees and other terms of, and the availability of, funds for withdrawal from consumer deposit accounts. In addition, CTC, BWM and FBT are subject to federal and state laws and regulations prohibiting certain forms of discrimination in credit transactions, and imposing certain record keeping, reporting and disclosure requirements with respect to residential mortgage loan applications. In addition, CTC, BWM and FBT are subject to federal laws establishing certain record keeping, customer identification, and reporting requirements with respect to certain large cash transactions, sales of travelers checks or other monetary instruments and the international transportation of cash or monetary instruments.

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

  The risk-based capital rules of the FDIC and the Federal Reserve Board assign a bank's balance sheet assets and the credit equivalent amounts of the bank's off-balance sheet obligations to one of four risk categories, weighted at 0%, 20%, 50% or 100%, respectively. Applying these risk-weights to each category of the bank's balance sheet assets and to the credit equivalent amounts of the bank's off-balance sheet obligations and summing the totals results in the amount of the bank's total Risk-Adjusted Assets for purposes of the risk-based capital requirements. Risk-Adjusted Assets can either exceed or be less than reported balance sheet assets, depending on the risk profile of the banking organization. Risk-Adjusted Assets for institutions such as CTC, BWM and FBT will generally be less than reported balance sheet assets because its retail banking activities include proportionally more residential mortgage loans with a lower risk weighing and relatively smaller off-balance sheet obligations.

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

  At December 31, 1998, the Company's consolidated Total and Tier 1 Risk-Based Capital Ratios were 11.18% and 9.90%, respectively, and its Leverage Capital Ratio was 7.37%. Based on the above figures and accompanying discussion, CC exceeds all regulatory capital requirements and is considered well capitalized.

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

  Assessment rates in 1998 ranged from 0% of domestic deposits for an institution in the lowest risk category (i.e., well-capitalized and healthy from a supervisory standpoint) to 0.27% of domestic deposits for institutions in the highest risk category (i.e., undercapitalized and unhealthy from a supervisory standpoint), for the first semiannual period of 1998. During 1998, assessment rates also included a minimum annual assessment of $2,000 per institution. CTC, BWM and FBT qualified for, and paid in 1998, the minimum annual assessment under this rate schedule.

  The Deposit Insurance Funds Act of 1996 eliminates the minimum assessment and authorizes the Financing Corporation (FICO) to levy assessments on BIF-assessable deposits and stipulates that the rate must equal one-fifth the FICO assessment rate that is applied to deposits assessable by the SAIF. The actual assessment rates for FICO were determined by deposit data from the September 30, 1997, Call Reports. Based on the 1996 Act, the Banks paid assessments totaling $234,000 or 1.2 cents per $100 of deposits in 1998.

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

Employees

  At December 31, 1998, the Company and its subsidiaries employed 1,046 persons, with a full-time equivalency of 985 employees. The Company enjoys good relations with its employees. A variety of employee benefits, including health, group life and disability income replacement insurance, a funded, non-contributory pension plan, and an incentive savings and profit sharing plan, are available to qualifying officers and employees.

ITEM 2 PROPERTIES

  The Company's principal banking subsidiary, CTC, operates banking facilities in 36 locations in Vermont. The offices of the Company are located in an owned facility at Two Burlington Square in Burlington, Vermont. BWM's principal offices are in Springfield, Massachusetts and it has four additional locations in the greater Springfield, Massachusetts area. FBT's principal offices are in Worcester, Massachusetts and it has five additional locations in the greater Worcester, Massachusetts area. CCC operates two mortgage company facilities in Connecticut and Massachusetts. Except for the CTC property, all of the properties mentioned above are leased. The offices of CTC, BWM, FBT and CCC are in good physical condition with modern equipment and facilities considered adequate to meet the banking needs of customers in the communities serviced.

ITEM 3 LEGAL PROCEEDINGS

  A number of legal claims against the Company arising in the normal course of business were outstanding at December 31, 1998. Management, after reviewing these claims with legal counsel, is of the opinion that these matters, when resolved, will not have a material effect on the consolidated financial statements.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

                                    PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The $1 par value common stock of Chittenden Corporation has been publicly traded since November 14, 1974. As of February 26, 1999, there were 2,877 holders of record of the Company's common stock.

  As of February 18, 1998, the Corporation's stock initiated trading on the NYSE under the symbol "CHZ". Prior to that date, the Corporation's stock traded on the NASDAQ, under the symbol "CNDN". The following table sets forth the range of the high and low sales prices for the Corporation's common stock, and the dividends declared, for each quarterly period within the past two years:

                                                                     Dividends
      Quarter ended                                     High   Low     Paid
      -------------                                    ------ ------ ---------
      1998
      March 31........................................ $39.00 $32.00  $0.176
      June 30.........................................  40.00  32.75   0.200
      September 30....................................  36.88  27.13   0.200
      December 31.....................................  33.38  25.44   0.200
      1997
      March 31........................................  24.00  18.50   0.160
      June 30.........................................  27.60  21.50   0.176
      September 30....................................  31.70  25.60   0.176
      December 31.....................................  36.00  30.40   0.776(1)

--------
(1) Dividends paid during the fourth quarter of 1997 included a special cash dividend of $0.60 per share.

For a discussion of dividend restrictions on the Corporation's common stock, see "Dividends" under the caption Regulation on page 6 of this report.

ITEM 6 SELECTED FINANCIAL DATA

                                        Years Ended December 31,
                         ----------------------------------------------------------
                            1998        1997        1996        1995        1994
                         ----------  ----------  ----------  ----------  ----------
                           (in thousands, except share and per share amounts)
Statements of income:
 Interest income........ $  151,511  $  150,029  $  142,558  $  135,074  $  101,383
 Interest expense.......     60,508      59,500      58,599      56,772      36,088
                         ----------  ----------  ----------  ----------  ----------
 Net interest income....     91,003      90,529      83,959      78,302      65,295
 Provision for possible
  loan losses...........      5,100       4,050       4,183       5,000       5,500
 Net interest income
  after provision for
  possible loan losses..     85,903      86,479      79,776      73,302      59,795
 Noninterest income.....     32,402      28,200      24,806      22,069      19,352
 Noninterest expense....     71,767      69,947      64,409      61,584      51,393
                         ----------  ----------  ----------  ----------  ----------
 Income before
  provision for income
  taxes.................     46,538      44,732      40,173      33,787      27,754
 Provision for income
  taxes.................     15,873      15,326      13,452      11,656       9,717
                         ----------  ----------  ----------  ----------  ----------
 Net income............. $   30,665  $   29,406  $   26,721  $   22,131  $   18,037
                         ==========  ==========  ==========  ==========  ==========
Total assets at year-
 end.................... $2,122,019  $1,977,150  $1,988,746  $1,794,704  $1,461,419
Common shares
 outstanding at year-
 end.................... 14,182,307  14,421,585  15,345,265  14,972,359  13,581,631

Balance sheets--average
 daily balances:
 Total assets........... $2,007,413  $1,934,333  $1,841,944  $1,687,803  $1,436,462
 Loans, net of
  allowance.............  1,391,811   1,363,394   1,307,725   1,202,591   1,001,356
 Investment securities
  and interest-bearing
  cash equivalents......    469,764     417,767     385,111     348,028     328,296
 Total deposits.........  1,775,244   1,695,953   1,627,834   1,486,500   1,268,338
 Total stockholders'
  equity................    167,618     167,568     162,823     138,641     115,442
Per common share:
 Basic Earnings......... $     2.14  $     1.99  $     1.75  $     1.50  $     1.28
 Diluted Earnings.......       2.09        1.94        1.72        1.47        1.26
 Cash dividends
  declared..............       0.78        1.29        0.57        0.32        0.22
 Book value.............      12.35       11.25       11.37       10.28        8.34
Weighted average common
 shares outstanding..... 14,303,053  14,812,208  15,228,820  14,763,133  14,087,763
Weighted average common
 and common equivalent
 shares outstanding..... 14,682,636  15,166,557  15,543,741  15,105,914  14,341,166
Selected financial
 percentages:
 Return on average
  stockholders' equity..      18.29%      17.55%      16.41%      15.96%      15.62%
 Return on average
  total assets..........       1.53        1.52        1.45        1.31        1.25
 Net yield on earning
  assets................       4.94        5.11        4.99        5.08        4.95
 Interest rate spread...       4.13        4.31        4.23        4.34        4.37
 Net charge-offs as a
  percent of average
  loans.................       0.52        0.39        0.29        0.28        0.49
 Nonperforming assets
  ratio (1).............       0.75        0.56        0.99        1.19        1.03
 Allowance for possible
  loan losses as a
  percent
  of year-end loans.....       1.72        1.89        2.07        2.20        2.09
 Year-end leverage
  capital ratio.........       7.37        7.43        8.58        8.05        8.10
 Risk-based capital
  ratios:
   Tier 1...............       9.90        9.86       11.71       11.16       11.40
   Total................      11.18       11.17       13.06       12.53       12.76
 Average stockholders'
  equity to average
  assets................       8.35        8.66        8.84        8.21        8.03
 Common stock dividend
  payout ratio (2)......      36.40       64.25       32.73       21.71       17.38

--------
(1) The sum of nonperforming assets (nonaccrual loans, restructured loans, and other real estate owned) divided by the sum of total loans and other real estate owned
(2) Common stock cash dividends declared divided by net income; dividends declared during 1997 included a special cash dividend of $0.60 per share.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 For the Years Ended December 31, 1998, 1997, and 1996

Overview

  The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with reference to the consolidated financial statements and notes thereto and selected statistical information appearing elsewhere in this report.

  On May 31, 1997, CTC acquired certain assets and assumed certain liabilities of The Pomerleau Agency, Inc. This transaction has been accounted for as a purchase and, accordingly, all results of operations subsequent to the transaction have been included in the consolidated statements of income.

  Chittenden recorded net income of $30.7 million or basic earnings per share of $2.14 and diluted earnings per share of $2.09 for the year ended December 31, 1998. This compares to net income of $29.4 million and basic earnings per share of $1.99 and diluted earnings per share of $1.94 for 1997 and net income of $26.7 million, basic earnings per share of $1.75 and diluted earnings per share of $1.72 in 1996. For 1998, return on average equity was 18.29% and the return on average assets was 1.53%. These compare to returns on average equity of 17.55% and 16.41% and returns on average assets of 1.52% and 1.45% for 1997 and 1996, respectively. The progressively higher levels of return on equity reflect the impact of the share repurchase plan that was commenced in the first quarter of 1997, as well as the higher level of earnings during 1997 and 1998. The repurchase plan was rescinded prior to the announcement of the agreement to acquire VFSC, see "Capital Resources", below.

  Total assets increased from $1.977 billion in 1997 to $2.122 billion in 1998. The increase in assets was primarily attributable to increases in deposit levels from $1.76 billion at December 31, 1997 to $1.89 billion at December 31, 1998. Core deposits increased by $135.6 million to $1.77 billion in 1998. These additional funds were invested primarily in investment securities available for sale, which increased $140.4 million from year end 1997. While the overall balance of the loan portfolio remained substantially unchanged, the mix of loans has continued to change, reflecting the shift in the Company's strategy toward commercial and consumer lending.

  The $1.3 million increase in net income from 1998 to 1997 was primarily attributable to increases in revenues from noninterest sources, which totaled $32.4 million for 1998, up from $28.2 million for 1997. Investment management income increased significantly, up $1.1 million or 19%, to $6.7 million, due to increased business and generally favorable market conditions throughout the year. Gains on sales of mortgage loans increased to $4.8 million in 1998, compared to $2.5 million in 1997 due to increased market activity caused by a decrease in interest rates. Commissions from insurance sales, which commenced with the May 1997 acquisition of the Pomerleau Agency, were $2.9 million in 1998, an increase of $1.6 million from the seven months of income following the acquisition in 1997. Credit card and merchant servicing income declined $1.2 million to $3.6 million in 1998 as a result of the Company's ongoing evaluation of the risk profile of its commercial credit card processing base. Mortgage servicing income declined by $407,000 in 1998 as a result of decreases in average service fees and increased amortization expense related to originated mortgage-servicing rights.

  Noninterest expense totaled $71.8 million in 1998, up $1.8 million from the 1997 level. Noninterest expenses related to The Pomerleau Agency were $2.4 million in 1998 compared with $1.4 million in 1997. Excluding the expenses related to the insurance agency, total noninterest expenses were approximately 1% higher in 1998 than 1997.

  The $2.7 million increase in earnings from 1996 to 1997 was due to several factors. Net interest income on a tax equivalent basis increased $6.5 million to $92.4 million due to the higher level of average earning assets and an increase in the net yield from 4.99% to 5.11%. Revenues from noninterest sources were $28.2 million, up $3.4 million. This increase was partially attributable to commission income from the Pomerleau Agency, accompanied by increases in several other categories. Other increases were seen in net credit card and merchant servicing income, which increased $576,000 to $4.8 million, investment management income, which increased $707,000 to $5.6 million, and service charges on deposit accounts, which increased $692,000 to $7.0 million. Total noninterest expenses increased $5.5 million to $69.9 million for 1997. Noninterest expenses of The Pomerleau Agency represented $1.4 million of the increase in 1997.

 Financial Condition

Loans

  Chittenden's gross loan portfolio at December 31, 1998 totaled $1.400 billion, which remained substantially unchanged from year end 1997. However, the overall proportions of commercial-related and consumer types of loans continued to increase in 1998. This offset reduced balances in residential real estate loans caused by higher prepayments on adjustable rate loans, which resulted from reductions in market rates relating to economic slowdowns in several parts of the world. The total real estate portfolio, including home equity credit lines, decreased $61.5 million or 7.8% from year-end 1997. Growth in consumer loans including automobile leasing, was $53.2 million or 22% from year-end 1997. Non-real estate commercial loans increased by $9.3 million or 2.5% from the previous year. Commercial real estate loans increased $17.5 million or 5.6% from 1997. The classification of the Company's loan portfolio is based on underlying collateral. At December 31, 1998, commercial loans secured by non-real estate business assets totaled $374.1 million or 27% of total loans, up from the $364.9 million posted at year-end 1997. Commercial real estate loans, representing 24% of the portfolio, stood at $332.0 million at year-end 1998, up from $314.5 million at December 31, 1997. Construction loans amounted to $24.3 million at December 31, 1998, up slightly from $21.9 million the year before.

  Residential real estate loans stood at $375.0 million at year-end 1998, down from $456.5 million at December 31, 1997. Reflecting the shift in the Company's strategy to commercial and consumer lending, as well as the higher prepayments on residential loans, this category represented 27% of the portfolio at year-end 1998, compared to 33% at year-end 1997. Residential mortgages originated during 1998 totaled $491.2 million, compared to $219.3 million during 1997, due to heavy volumes of fixed rate residential loans caused by declining market rates. The Company underwrites substantially all of its residential mortgages to secondary market standards. Because the Company continued to follow its policy of selling substantially all of its fixed-rate residential mortgage production on a servicing-retained non-recourse basis, secondary market sales of mortgage loans totaled $442.1 million in 1998, compared to $182.4 million in 1997.

  Included in the real estate portfolio are home equity credit lines, which totaled $67.4 million at December 31, 1998, compared to $80.5 million the previous year. The unused portion of these lines totaled $81.6 million at December 31, 1998, compared to $79.8 million at year-end 1997.

  The portfolio of residential mortgages serviced for investors totaled $1.105 billion at December 31, 1998, compared to $1.024 billion at year-end 1997. These assets are owned by investors other than Chittenden and therefore are not included in the consolidated balance sheets of the Company. Of the loans serviced, the Company originated $994.3 million and the balance consisted of loans whose mortgage-servicing rights were purchased by the company.

  Consumer loans increased significantly in 1998, ending the year at $294.6 million, compared with $241.4 million at year-end 1997. This increase reflects the Company's continued development of the indirect auto lending and leasing market, and its emphasis on responding to the marketplace through the continued expansion of dealer relationships within its existing deposit franchise area, as well as into the franchise areas of the subsidiary banks located in Massachusetts. The Company underwrites all of its indirect automotive loans, maintaining substantially the same credit standards as for car loans originated in its branch offices. The Company does not originate any subprime loans. Indirect installment lending through auto dealers was up $30.0 million from year-end 1997 to $132.7 million at the end of 1998. The Company also offers auto leases through its dealer base. This product is underwritten and priced similarly to indirect installment auto loans. Lease financing receivables outstanding at December 31, 1998 were $107.1 million, up from $72.6 million a year earlier. The Company has residual insurance through outside insurance companies which substantially eliminates the risk associated with the residual values of its leased vehicle portfolio. Contrary to the trend in indirect lending and leasing, direct installment and credit card balances at December 31, 1998 stood at $32.7 million and $22.1 million, respectively, compared with $43.3 million and $22.8 million at the end of 1997. Unused portions of credit card lines totaled $72.2 million at the end of 1998, up from $68.1 million one year earlier.

  The Company's lending activities are conducted in market areas focused in Vermont and western and central Massachusetts, with additional activity related to nearby trading areas in Quebec, New York, New Hampshire, Maine, and Connecticut. In addition to the portfolio diversification described above, the loans are widely diversified by borrowers and industry groups.The following table shows the composition of the loan portfolio for the five years ended December 31, 1998:

                                              December 31,
                         ----------------------------------------------------------
                            1998        1997        1996        1995        1994
                         ----------  ----------  ----------  ----------  ----------
                                             (in thousands)
Commercial.............. $  374,139  $  364,864  $  320,885  $  291,496  $  188,568
Real estate:
  Residential...........    307,598     375,967     406,850     388,705     372,344
  Commercial............    332,018     314,477     304,530     305,941     258,023
  Construction..........     24,340      21,900      25,084      25,796      18,813
Home equity.............     67,359      80,491      84,390      78,668      76,457
Consumer................    187,592     168,877     161,811     147,627     143,250
Lease financing.........    107,057      72,562      41,117      12,420         --
                         ----------  ----------  ----------  ----------  ----------
Total gross loans.......  1,400,103   1,399,138   1,344,667   1,250,653   1,057,455
Allowance for possible
 loan losses............    (24,510)    (26,721)    (28,096)    (27,818)    (22,163)
                         ----------  ----------  ----------  ----------  ----------
Net loans............... $1,375,593  $1,372,417  $1,316,571  $1,222,835  $1,035,292
                         ==========  ==========  ==========  ==========  ==========
Mortgage loans held for
 sale................... $   25,974  $   16,433  $    9,870  $   14,692  $    2,870

Nonperforming Assets

  Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Management classifies loans, except consumer and residential loans, as nonaccrual loans when they become 90 days past due as to principal or interest, unless they are adequately secured and are in the process of collection. In addition, loans that have not met this delinquency test may be placed on nonaccrual at management's discretion. Consumer and residential loans are included when management considers it to be appropriate, based upon evidence of collectibility, the value of any underlying collateral, and other general criteria. Nonaccrual loans with a related guarantee by a governmental agency are reflected net of those guarantees in nonperforming statistics. Generally, a loan remains on nonaccrual status until the factors which indicated doubtful collectibility no longer exist or the loan is determined to be uncollectible and is charged off against the allowance for possible loan losses.

  A loan is classified as a restructured loan when the interest rate is reduced and/or other terms are modified because of the inability of the borrower to service debt at current market rates and terms. Other real estate owned ("OREO") is real estate that has been formally acquired through foreclosure.

  The following table shows the composition of nonperforming assets and loans past due 90 days or more and still accruing for the five years ended December 31, 1998:

                                                 December 31,
                                    -------------------------------------------
                                     1998     1997     1996     1995     1994
                                    -------  -------  -------  -------  -------
                                                (in thousands)
Loans on nonaccrual...............  $10,011  $ 6,481  $10,601  $ 9,939  $ 8,289
Troubled debt restructurings .....      --       767      638    2,502      515
Other real estate owned...........      694      747    2,251    2,652    2,141
                                    -------  -------  -------  -------  -------
Total nonperforming assets........  $10,705  $ 7,995  $13,490  $15,093  $10,945
                                    =======  =======  =======  =======  =======
Loans past due 90 days or more and
 still accruing...................  $ 2,267  $ 2,838  $   966  $ 1,054  $ 1,134
Percentage of nonperforming assets
 to total
 loans and other real estate
 owned............................     0.75%    0.56%    0.99%    1.19%    1.03%
Nonperforming assets to total
 assets...........................     0.50     0.40     0.68     0.84     0.75
Allowance for possible loan losses
 to nonperforming
 loans, excluding OREO............   244.83   368.67   249.99   223.60   251.74

  Nonaccrual loans consisted of approximately 175 loans, which were diversified across a range of industries, sectors, and geography. The largest nonaccrual loan had a balance of approximately $2.4 million at year-end 1998, and resulted from a fraud committed by a commercial borrower against the Company. This loan was partially charged off during the year and management believes the remaining $2.4 million balance in nonaccrual is collectible.

Allowance for possible loan losses

  The allowance for possible loan losses is based on management's estimate of the amount required to reflect the risks in the loan portfolio, based on circumstances and conditions known or anticipated at each reporting date. In addition to evaluating the collectibility of specific loans when determining the adequacy of the allowance for possible loan losses, management also takes into consideration other factors such as changes in the mix and volume of the loan portfolio, historic loss experience, the amount of delinquencies and loans adversely classified, and economic trends. The adequacy of the allowance for possible loan losses is assessed by an allocation process whereby specific loss allocations are made against adversely classified loans, and general loss allocations are made against segments of the loan portfolio which have similar attributes. As previously mentioned, the mix of the Company's loan portfolio has changed during the past three years. This, along with the Company's historical loss experience, industry trends, and the impact of the local and regional economy on the Company's borrowers, were considered by management in determining the adequacy of the allowance for possible loan losses.

  The following table summarizes the activity in the Company's allowance for possible loan losses for the five years ended December 31, 1998:

                                               December 31,
                          ----------------------------------------------------------
                             1998        1997        1996        1995        1994
                          ----------  ----------  ----------  ----------  ----------
                                              (in thousands)
Balance of allowance for
 possible loan losses at
 beginning of year......  $   26,721  $   28,096  $   27,818  $   22,163  $   21,672
BWM allowance acquired..         --          --          --        4,135         --
Provision charged to
 expense................       5,100       4,050       4,183       5,000       5,500
                          ----------  ----------  ----------  ----------  ----------
Balance of allowance for
 possible loan losses
 after provision........      31,821      32,146      32,001      31,298      27,172
                          ----------  ----------  ----------  ----------  ----------
Loans charged off:
  Commercial............       4,973       3,903       1,770       1,353       1,085
  Real estate:
    Residential.........         564         780         966       1,525         878
    Commercial..........         343         675         791       1,596       3,160
    Construction........         101         204         185         --            4
  Home equity...........          67         158         167         108          51
  Consumer..............       3,411       2,517       2,230       1,900       1,061
                          ----------  ----------  ----------  ----------  ----------
    Total loans charged
     off................       9,459       8,237       6,109       6,482       6,239
                          ----------  ----------  ----------  ----------  ----------
Recoveries of loans
 previously charged off:
  Commercial............         936         859         822       1,161         555
  Real estate:
    Residential.........          49         118         188          57          99
    Commercial..........         111       1,168         546       1,130         158
    Construction........           5          12          91         --          --
  Home equity...........           4          49           8         --           29
  Consumer..............       1,043         606         549         654         389
                          ----------  ----------  ----------  ----------  ----------
    Total recoveries....       2,148       2,812       2,204       3,002       1,230
                          ----------  ----------  ----------  ----------  ----------
Net loans charged off...       7,311       5,425       3,905       3,480       5,009
                          ----------  ----------  ----------  ----------  ----------
Balance of allowance for
 possible loan losses at
 year end...............  $   24,510  $   26,721  $   28,096  $   27,818  $   22,163
                          ==========  ==========  ==========  ==========  ==========
Amount of loans
 outstanding at end of
 year...................  $1,426,078  $1,415,571  $1,354,537  $1,265,345  $1,060,325
Average amount of loans
 outstanding............   1,418,530   1,391,234   1,336,185   1,228,948   1,023,399
Ratio of net charge-offs
 during year to average
 loans outstanding......        0.52%       0.39%       0.29%       0.28%       0.49%
Allowance as a percent
 of loans outstanding at
 end of year............        1.72        1.89        2.07        2.20        2.09

  At December 31, 1998, the allowance for possible loan losses was $24.5 million, or 1.72% of total loans, compared with $26.7 million, or 1.89% of loans one year ago. The coverage ratio, or allowance for possible loan losses to nonperforming loans, stood at 245% at year-end 1998, compared with 369% at the end of 1997.

  The provision for possible loan losses totaled $5.1 million in 1998, compared to $4.1 million in 1997, and $4.2 million in 1996. The provision was increased during 1998 in anticipation of the return to higher charge off levels from the lows experienced in 1995 and 1996.

  Commercial charge-offs for 1998 include a $2.4 million charge which resulted from the previously mentioned fraud committed by a commercial borrower against the Company. Commercial charge-offs for 1997 include a $1.9 million charge related to CTC's commercial customer credit card processing business. This charge related to a future services company, which had contracted with, and accepted deposits from customers, prior to discontinuing operations. This company was obligated to provide services to its customers upon the payment of a second amount. At the time this company discontinued operations, CTC chose to honor these obligations, leading to the charge-off of the resulting $1.9 million overdraft. During the past two years the company has assessed its commercial customer credit card processing base and has taken steps to mitigate the risk of similar charge-offs in the future.

  The following table summarizes the allocation of the allowance for possible loan losses for the five years ended December 31, 1998:

                                                                      December 31,
                   -----------------------------------------------------------------------------------------------------
                            1998                   1997                   1996                   1995
                   ---------------------- ---------------------- ---------------------- ----------------------
                    Amount       Loan      Amount       Loan      Amount       Loan      Amount       Loan      Amount
                   Allocated Distribution Allocated Distribution Allocated Distribution Allocated Distribution Allocated
                   --------- ------------ --------- ------------ --------- ------------ --------- ------------ ---------
                                                                     (in thousands)
Commercial.......   $ 4,991       24%      $ 5,075       26%      $ 4,494       24%      $ 3,901       23%      $ 2,417
Real estate:
 Residential.....     1,262       22         1,275       27         1,395       30         1,452       31           764
 Commercial......     5,534       24         6,143       23         5,960       23         6,024       25         5,692
 Construction....       334        1           455        1           500        2           439        2           770
Home equity......       241        5           318        6           317        6           291        6           268
Consumer and
 leasing.........     4,696       24         4,093       17         3,149       15         1,754       13         1,916
Other............     7,452      --          9,362      --         12,281      --         13,957      --         10,336
                    -------      ---       -------      ---       -------      ---       -------      ---       -------
                    $24,510      100%      $26,721      100%      $28,096      100%      $27,818      100%      $22,163
                    =======      ===       =======      ===       =======      ===       =======      ===       =======
                  1994
                   ------------
                       Loan
                   Distribution
                   ------------
Commercial.......       18%
Real estate:
 Residential.....       35
 Commercial......       24
 Construction....        2
Home equity......        7
Consumer and
 leasing.........       14
Other............      --
                   ------------
                       100%
                   ============

  Over the last five years, the percentage of the allowance for loan losses allocated to commercial and consumer (including leasing) loans has increased from 18% and 14%, respectively, to 24% and 24%, respectively. Over the same period, the percentage of the allowance for loan losses allocated to the residential real estate portfolio has declined from 35% to 22%. The shifts in these allocations reflect the trends in the overall mix of the Company's portfolio (described above in "Overview" and "Loans") to increased levels of commercial and consumer (including leasing) loans. As noted in the Nonperforming Assets table above, the overall level of the allowance for loan losses at December 31, 1998 is very consistent with levels in prior years when viewed as a percentage of nonperforming loans, excluding OREO. The only exception is the percentage at December 31, 1997, which was higher than the other year-ends because of the unusually low level of nonperforming assets at that date. The other category is the allowance considered necessary by management based on its assessment of historical loss experience, industry trends, and the impact of the local and regional economy on the Company's borrowers that may not have been captured in the specific risk classifications.

  Notwithstanding the foregoing analytical allocations, the entire allowance for possible loan losses is available to absorb charge-offs in any category of loans. (See "Provision for Possible Loan Losses.")

Investment Securities

  The investment portfolio is used to meet liquidity demands, mitigate interest rate sensitivity, invest excess liquidity, and generate interest income. At December 31, 1998, the Company held investments available for sale totaling $503.7 million. This compares with investments of $363.3 million available for sale at December 31, 1997. During 1997, in order to improve the liquidity of the investment portfolio, investments previously classified as held to maturity, with an amortized cost and market value of $6.8 million, were sold. In addition, the remaining held for investment portfolio, with an amortized cost of $21.9 million and unrealized loss of $385,000, was transferred to available for sale in accordance with Statement of Financial Accounting Standards No. 115. At December 31, 1998, unrealized gains (net of taxes) of $3,811,000 resulted from marking the available for sale portfolio to market value. This compares with unrealized gains (net of taxes) of $1,675,000 at December 31, 1997. These amounts are reflected as an increase in stockholders' equity from the change in other comprehensive income.

  The following tables show the composition of the Company's investment portfolio, at December 31, 1998, 1997, 1996 and 1995:

                                                   1998     1997     1996     1995
                                                 -------- -------- -------- --------
Securities available for sale (at market value)             (in thousands)
  U.S. Treasury securities...................... $ 12,830 $ 23,334 $109,471 $ 81,625
  U.S. government agency obligations............  260,442  138,203   76,707   60,448
  Obligations of states and political
   subdivisions.................................      344      314       --   44,853
  Mortgage-backed securities....................   66,072   91,438   51,604   49,187
  Corporate bonds and notes.....................  129,356   90,812   65,190   30,072
  Government bond mutual funds..................    9,000    9,050   10,103   10,605
  Money market preferred .......................   25,513   10,007   16,138      231
  Other debt securities.........................      142      121      --       --
                                                 -------- -------- -------- --------
    Total Securities available for sale.........  503,699  363,279  329,213  277,021
                                                 -------- -------- -------- --------
Securities held for investment (at amortized
 cost)
  U.S. government agency obligation.............      --       --  $    198 $    298
  Obligations of states and political
   subdivisions.................................      --       --       490    5,119
  Mortgage-backed securities....................      --       --    34,761   37,747
  Corporate bonds and notes.....................      --       --        25      --
                                                 -------- -------- -------- --------
  Other debt securities.........................      --       --       106      --
                                                 -------- -------- -------- --------
    Total Securities held for investment........      --       --    35,580   43,164
                                                 -------- -------- -------- --------
      Total Investment Securities............... $503,699 $363,279 $364,793 $320,185
                                                 ======== ======== ======== ========

  The following table shows the maturity distribution of the amortized cost of the Company's investment securities and weighted average yields of such securities on a fully taxable equivalent basis, at December 31, 1998, with comparative totals for 1997. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations:

                                            After One       After Five
                              Within        But Within      But Within        After         No Fixed
                             One Year       Five Years       Ten Years      Ten Years       Maturity         Total
                          --------------  --------------   -------------   ------------   ------------   --------------
                           Amount  Yield   Amount  Yield   Amount  Yield   Amount Yield   Amount Yield    Amount  Yield
                          -------- -----  -------- -----   ------- -----   ------ -----   ------ -----   -------- -----
Securities available for
sale                                                         (in thousands)
 US Treasury securities.  $ 12,718 6.52%  $    --    -- %  $   --    -- %  $  --    -- %  $  --    -- %  $ 12,718 6.52%
 US government agency
  obligations...........   104,876 5.18    149,531 6.36      3,000 7.82       --   --        --   --      257,407 5.90
 Obligations of states
  and political
  subdivisions..........         3 8.67        206 5.97         60 8.67        73 8.67       --   --          342 6.60
 Mortgage-backed
  securities (1)........    23,392 6.42     40,489 6.63      1,130 6.62       171 5.68       --   --       65,182 6.55
 Corporate bonds and
  notes.................    11,539 6.36    115,300 6.45         25 7.00       --   --        --   --      126,864 6.44
 Government bond mutual
  funds.................       --   --         --   --         --   --        --   --      9,526 6.37       9,526 6.37
 Money market preferred.    25,500 5.86        --   --         --   --        --   --          4  --       25,504 5.86
 Other debt securities..       --   --          80 6.09         62 8.36       --   --        --   --          142 7.08
                          -------- ----   -------- ----    ------- ----    ------ ----    ------ ----    -------- ----
Total available for
 sale...................   178,028 5.61    305,606 6.43      4,277 7.52       244 6.58     9,530 6.37     497,685 6.14
                          -------- ----   -------- ----    ------- ----    ------ ----    ------ ----    -------- ----
Comparative totals for
 1997...................  $ 54,115 6.35%  $265,305 6.55%   $29,566 7.05%   $2,158 7.26%   $9,526 6.91%   $360,670 6.57%

--------
(1) Maturities of mortgage-backed securities are based on contractual payments and estimated mortgage loan prepayments.

Deposits

  During 1998, total deposits averaged $1.775 billion, up from $1.696 billion in 1997. Noninterest-bearing demand deposits averaged $301 million, up from $279 million in 1997. Average savings deposits increased $65 million, to $952 million for 1998. This category includes non-contractual interest bearing deposit products, such as savings, money market, and N.O.W. accounts. During 1998, time accounts (retirement and certificates of deposit) averaged $523 million, decreasing slightly compared to $530 million in 1997. The Company has a number of institutional customers within its franchise whose investment needs are frequently met by purchasing certificates of deposit over $100,000. Depositors in this category tend to seek bids regularly, and the Company raises or lowers the interest rates it offers depending on its liquidity needs and on its investment opportunities.

  The following table shows average balances of the Company's deposits for the periods indicated:

                                             Years Ended December 31,
                                    -------------------------------------------
                                       1998       1997       1996       1995
                                    ---------- ---------- ---------- ----------
                                                  (in thousands)
Demand deposits.................... $  300,727 $  279,034 $  251,276 $  223,800
Savings deposits...................    951,657    886,516    832,677    760,029
Certificates of deposit less than
 $100,000 and other time deposits..    403,801    413,036    430,501    388,276
Certificates of deposit $100,000
 and over..........................    119,059    117,367    113,380    114,395
                                    ---------- ---------- ---------- ----------
  Total deposits................... $1,775,244 $1,695,953 $1,627,834 $1,486,500
                                    ========== ========== ========== ==========

  The Company's ending balances of outstanding certificates of deposit and other time deposits in denominations of $100,000 and over had maturities as follows:

                                                      Years Ended December 31,
                                                     --------------------------
                                                       1998     1997     1996
                                                     -------- -------- --------
                                                           (in thousands)
Three months or less................................ $ 86,410 $ 82,886 $ 73,043
Over three months to six months.....................   22,039   20,935   15,421
Over six months to twelve months....................   19,114   24,957   15,831
Over twelve months..................................    9,332   10,698    8,303
                                                     -------- -------- --------
                                                     $136,895 $139,476 $112,598
                                                     ======== ======== ========

Borrowings

  During 1998, short-term borrowings averaged $34.0 million, down from the $38.1 million posted in 1997. This funding consists of treasury, tax and loan deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (FHLB) borrowings, and federal funds purchased. Treasury borrowings averaged $20.8 million for 1998 compared with $22.4 million during 1997. Treasury funding is attractive to the Company because the rate of interest paid on borrowings floats at 25 basis points below the federal funds rate, there are no reserve requirements, and there are no FDIC insurance costs. Repurchase agreements averaged $10.1 million for 1998, down slightly from $10.6 million in 1997. These borrowings have neither reserve requirements nor FDIC insurance costs.

Capital Resources

  The Company's capital forms the foundation for maintaining investor confidence as well as for developing programs for growth and new activities. Because of the Company's profitability over the past several years, total capital increased from $111.7 million at December 31, 1993 to $162.3 million at December 31, 1997. During 1997, the Company adopted measures to maintain a capital level consistent with the needs for its activities. The quarterly dividend rate was increased from $0.18 to $0.20 per share in the second quarter of 1998. An additional special $0.60 per share dividend was declared in October 1997 to maintain capital at a level consistent with the Company's requirements at that time. Additionally, a share repurchase plan was implemented, in which up to 1,250,000 shares could be repurchased during 1997 and 1998. During 1998, the repurchase plan was expanded to allow an additional 500,000 shares to be repurchased during 1998 and 1999. However, the repurchase plan was rescinded prior to the announcement of the agreement to merge with Vermont Financial Services Corporation in a transaction to be accounted for as a pooling of interests.

  At December 31, 1998, capital stood at $175.1 million, an increase of $12.8 million from $162.3 million at December 31, 1997. Repurchases of 298,000 shares of the Company's common stock totaling $10.0 million and dividend payments totaling $11.2 million reduced the capital position during 1998. The reductions in capital were offset by earnings of $30.7 million, $1.2 million in proceeds from common stock issued in connection with benefit plans and an increase in the net unrealized gain on securities available for sale of $2.1 million.

  The capital position decreased during 1997 by $12.1 million. Repurchases of 1,043,000 shares of the Company's stock totaling $26.0 million, normal quarterly dividend payments totaling $10.2 million and a special dividend of $8.7 million reduced the capital position during 1997. These reductions were partially offset by earnings of $29.4 million and $1.4 million of common stock issued in connection with benefit plans and a change in the net unrealized gain on securities available for sale of $1.9 million.

  Both the Board of Governors of the Federal Reserve System (the "FRB") and the Federal Deposit Insurance Corporation (the "FDIC") have defined leverage capital requirements. At December 31, 1998, the Company's leverage capital ratio (which is calculated pursuant to the FRB's regulations) was 7.37%, CTC's, BWM's, and FBT's leverage capital ratios (which are calculated pursuant to the FDIC's regulations) were 6.89%, 7.57% and 6.33%, respectively. The ratios in 1997 were 7.43% for the Company, 7.05% for CTC, 7.31% for BWM, and 6.65% for FBT.

  Additionally, the FRB and the FDIC have a risk-based capital standard. Under this measure of capital, banks are required to hold more capital against certain assets perceived as more-risky, such as commercial loans, than against other assets perceived as less-risky, such as residential mortgage loans and U.S. Treasury securities. Further, off-balance sheet items such as unfunded loan commitments and standby letters of credit, are included for the purposes of determining risk-weighted assets. Commercial banking organizations are required to have total capital equal to 8% of risk-weighted assets, and Tier 1 capital -- consisting of common stock and certain types of preferred stock --
 equal to at least 4% of risk-weighted assets. Tier 2 capital, included in total capital, includes the allowance for possible loan losses up to a maximum of 1.25% of risk-weighted assets. At December 31, 1998, the Company's risk-based capital ratio was 11.18% and its Tier 1 capital, consisting entirely of common stock, was 9.90% of risk-weighted assets. This compares with year-end 1997 ratios of 11.17% and 9.86%, respectively.

  FDIC regulations pertaining to capital adequacy, which apply to the Banks, require a minimum 3% leverage capital ratio for those institutions with the most favorable composite regulatory examination rating. In addition, a 4% Tier 1 risk-based capital ratio, and an 8% total risk-based capital ratio are required for a bank to be considered adequately capitalized. Leverage, Tier 1 risk-based, and total risk-based capital ratios exceeding 5%, 6%, and 10%, respectively, qualify a bank for the "well-capitalized" designation. At December 31, 1998, CTC's leverage capital ratio was 6.89%, its Tier 1 risk-based capital ratio was 9.22%, and its total risk-based capital ratio was 10.49%; BWM's ratios were 7.57%, 8.64%, and 10.00%, respectively; FBT's ratios were 6.33%, 9.49%, and 10.58%, respectively. These ratios placed the Banks in the FDIC's highest capital category of "well capitalized". Capital ratios in excess of minimum requirements indicate capacity to take advantage of profitable and credit-worthy opportunities as well as the potential to respond to unforeseen adverse conditions.

  The following table presents capital components and ratios of the Company at December 31, 1998, 1997, 1996, and 1995:

                                                December 31,
                                 ----------------------------------------------
                                    1998        1997        1996        1995
                                 ----------  ----------  ----------  ----------
                                               (in thousands)
Leverage
Stockholders' equity............ $  158,500  $  146,434  $  163,513  $  141,453
Total average assets (1)........  2,149,352   1,969,822   1,906,114   1,757,002
Leverage capital ratio..........       7.37%       7.43%       8.58%       8.05%
Risk-based
Capital components:
  Tier 1........................ $  158,500  $  146,434  $  163,513  $  141,453
  Tier 2........................     20,008      18,570      17,449      15,873
                                 ----------  ----------  ----------  ----------
    Total....................... $  178,508  $  165,004  $  180,962  $  157,326
                                 ==========  ==========  ==========  ==========
Risk-weighted assets:
  On-balance sheet.............. $1,526,333  $1,407,074  $1,331,203  $1,216,807
  Off-balance sheet.............     86,807      92,441      75,308      62,347
                                 ----------  ----------  ----------  ----------
                                 $1,613,140  $1,499,515  $1,406,511  $1,279,154
                                 ==========  ==========  ==========  ==========
Ratios:
  Tier 1........................       9.90%       9.86%      11.71%      11.16%
  Total (including Tier 2)......      11.18       11.17       13.06       12.53

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

  The measure of an institution's liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. At December 31, 1998, the Company maintained cash balances and short-term investments of approximately $134.7 million, compared with $143.4 million at December 31, 1997. During 1998, the Company continued to be an average daily net seller of Federal Funds.

  To measure the sensitivity of its income to changes in interest rates, the Company uses a variety of methods, including simulation, valuation techniques and gap analyses. Interest rate risk is the sensitivity of income to variations in interest rates over both short-term and long-term horizons. The primary goal of interest-rate management is to control this risk within limits approved by the Board of Directors. These limits and guidelines reflect the Company's tolerance for interest-rate risk. The Company attempts to control interest-rate risk by identifying exposures, quantifying them and taking appropriate actions. The Company quantifies its interest-rate risk exposure using sophisticated simulation and valuation models, as well as simpler gap analyses.

  The Company uses simulation analyses to measure the exposure of net interest income to changes in interest rates over a relatively short (i.e., within one year) time horizon. Simulation analysis incorporates what management believes to be the most appropriate assumptions about customer and competitor behavior in the specified interest rate scenario. These assumptions are the basis for projecting future interest income and expense from the Company's assets and liabilities under various scenarios. Simulation analysis may have certain limitations caused by market conditions varying from those assumed in a model. Actual results can often differ due to the effects of prepayments and refinancing of loans and investments, as well as deposits ability to reprice or runoff, which may be different from that which has been assumed.

  The Company's limits on interest-rate risk specify that if interest rates were to shift immediately up or down 200 basis points, estimated net interest income for the next 12 months should neither improve or be impacted by greater than 10%. Based on an increase of 200 basis points over the next twelve months the simulations will result in an increase of 4.09% in net interest income, and a decline of 200 basis points will result in a decrease of 4.87% in net interest income.

  As noted above, one of the tools used to measure rate sensitivity is the funds gap. The funds gap is defined as the amount by which a bank's rate sensitive assets exceed its rate sensitive liabilities. A positive gap exists when rate sensitive assets exceed rate sensitive liabilities. This indicates that a greater volume of assets than liabilities will reprice during a given period. This mismatch will improve earnings in a rising rate environment and inhibit earnings when rates decline. Conversely, when rate sensitive liabilities exceed rate sensitive assets, the gap is referred to as negative and indicates that a greater volume of liabilities than assets will reprice during the period. In this case, a rising rate environment will inhibit earnings and declining rates will improve earnings. Notwithstanding this general description of the effect on income of the gap position, it may not be an accurate predictor of changes in net income. The Company's limits on interest-rate risk specify that the cumulative one-year gap should be less than 15% of total assets. As of December 31, 1998, the estimated exposure was 5% asset-sensitive.

  The following table shows the amounts of interest-earning assets and interest-bearing liabilities at December 31, 1998 that reprice during the periods indicated:

                                             Repricing Date
                            ---------------------------------------------------
                                        Over Six Over One
                                         Months  Year To
                            One Day To   To One    Five   Over Five
                            Six Months    Year    Years     Years      Total
                            ----------  -------- -------- ---------  ----------
                                              (in thousands)
Interest-earning assets:
Loans...................... $  802,580  $191,822 $390,692 $  40,983  $1,426,077
Investment securities (1)..    176,149    54,732  277,292     1,117     509,290
Interest-bearing cash
 equivalents...............     50,409       --       --        --       50,409
                            ----------  -------- -------- ---------  ----------
  Total interest-earning
   assets..................  1,029,138   246,554  667,984    42,100   1,985,776
                            ----------  -------- -------- ---------  ----------
Interest-bearing
 liabilities:
Deposits...................  1,007,980   139,012  150,803   271,779   1,569,574
Borrowings.................     22,548         3      509       309      23,369
                            ----------  -------- -------- ---------  ----------
  Total interest-bearing
   liabilities.............  1,030,528   139,015  151,312   272,088   1,592,943
                            ----------  -------- -------- ---------  ----------
Net interest rate
 sensitivity gap........... $   (1,390) $107,539 $516,672 $(229,988) $  392,833
                            ==========  ======== ======== =========  ==========
Cumulative gap at December
 31, 1998.................. $   (1,390) $106,149 $622,821 $ 392,833
Cumulative gap at December
 31, 1997.................. $      659  $ 52,969 $535,834 $ 364,763
Cumulative gap at December
 31, 1996.................. $  (12,922) $ 31,228 $382,924 $ 321,201

--------
(1)Amounts are based on amortized cost balances.

  The following table shows scheduled maturities of selected loans at December 31, 1998:

                                              Less   One Year   Over
                                            Than One To Five    Five
                                              Year    Years    Years    Total
                                            -------- -------- -------- --------
                                                      (in thousands)
Predetermined rates:
  Commercial............................... $ 29,312 $ 73,136 $ 25,290 $127,738
  Commercial real estate and construction..   17,150   94,596   61,388  173,134
                                            -------- -------- -------- --------
                                              46,462  167,732   86,678  300,872
                                            ======== ======== ======== ========
Floating or adjustable rates:
  Commercial...............................   97,033   79,586   69,782  246,401
  Commercial real estate and construction
   ........................................   22,942   83,055   77,227  183,224
                                            -------- -------- -------- --------
                                            $119,975 $162,641 $147,009 $429,625
                                            ======== ======== ======== ========

Results of Operations

 Comparison of Years Ended December 31, 1998 and 1997

  Net Interest Income

  The primary source of recurring income for the Company is the net interest income of the Banks, which is the difference between interest income on loans and investments, and interest paid on deposits and borrowings. Net interest income is affected by changes in interest rates and the volumes of interest earning assets and interest bearing liabilities.

  For 1998, net interest income was $91.0 million, up $474,000 from the 1997 level. On a fully taxable equivalent basis, net interest income increased $785,000 from 1997, to $93.2 million in 1998. These improvements resulted from higher levels of interest earning assets, which were up $79.3 million from 1997, to $1.888 billion for 1998. The increased level of earning assets offset a decline in the net yield on earning assets from 5.11% in 1997 to 4.94% in 1998. The decrease in the net yield on earning assets was due to several factors including a higher proportion of investments in the Company's mix of earning assets, strong deposit growth, and relatively flat loan growth. Additionally, declining yields in the Company's loan portfolio were caused by reductions in market interest rates resulting from three rate cuts by the Federal Reserve during the fourth quarter of 1998.

  The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the years indicated:

                                     1998                             1997                             1996
                         -------------------------------  -------------------------------  -------------------------------
                                      Interest   Average               Interest   Average               Interest   Average
                          Average     Income/    Yield/    Average     Income/    Yield/    Average     Income/    Yield/
                          Balance    Expense (1) Rate (1)  Balance    Expense (1) Rate (1)  Balance    Expense (1) Rate (1)
                         ----------  ----------  -------  ----------  ----------  -------  ----------  ----------  -------
Assets                                                         (in thousands)
Interest-earning
 assets:
 Loans.................  $1,415,367    $123,794     8.75% $1,386,772    $125,076     9.02% $1,331,199    $120,362     9.04%
 Industrial revenue
  bonds (2)............       3,163         368    11.63       4,462         522    11.70       4,986         571    11.45
 Investments:
 Taxable...............     394,269      25,082     6.36     360,284      22,992     6.38     327,099      20,232     6.19
 Tax-favored debt
  securities...........         204          20     9.80         379          39    10.29       1,112         111     9.98
 Tax-favored equity
  securities...........      38,939       2,482     6.37      21,475       1,417     6.60      28,488       1,684     5.91
 Interest-bearing
  deposits in banks....         990          50     5.00         100           3     3.25         100           3     3.00
 Federal funds sold....      35,362       1,938     5.48      35,529       1,936     5.45      28,312       1,524     5.38
                         ----------     -------           ----------    --------           ----------    --------
 Total interest-earning
  assets...............   1,888,294     153,734     8.14   1,809,001     151,985     8.40   1,721,296     144,487     8.39
                                        -------                         --------                         --------
 Noninterest-earning
  assets...............     145,838                          153,172                          149,108
 Allowance for possible
  loan losses..........     (26,719)                         (27,840)                         (28,460)
                         ----------                       ----------                       ----------
 Total assets..........  $2,007,413                       $1,934,333                       $1,841,944
                         ==========                       ==========                       ==========
Interest-bearing
 liabilities:
 Savings and interest-
  bearing transactional
  accounts.............  $  951,657    $ 31,294     3.29  $  886,516    $ 29,637     3.34  $  832,677    $ 27,268     3.27
 Certificates of
  deposit under
  $100,000 and other
  time deposits........     403,801      20,819     5.16     413,036      21,193     5.13     430,501      22,988     5.34
 Certificates of
  deposit $100,000 and
  over.................     119,059       6,163     5.18     117,367       6,267     5.34     113,380       6,259     5.52
                         ----------    --------           ----------    --------           ----------    --------
 Total interest-bearing
  deposits.............   1,474,517      58,276     3.95   1,416,919      57,097     4.03   1,376,558      56,515     4.11
 Short-term borrowings.      34,018       2,233     6.56      38,140       2,448     6.42      30,679       2,084     6.79
                         ----------    --------           ----------    --------           ----------    --------
 Total interest-bearing
  liabilities..........   1,508,535      60,509     4.01   1,455,059      59,545     4.09   1,407,237      58,599     4.16
                                       --------                         --------                         --------
Noninterest-bearing
 liabilities:
 Demand deposits ......     300,727                          279,034                          251,276
 Other liabilities ....      30,533                           32,672                           20,608
                         ----------                       ----------                       ----------
 Total liabilities ....   1,839,795                        1,766,765                        1,679,121
 Stockholders' equity .     167,618                          167,568                          162,823
                         ----------                       ----------                       ----------
 Total liabilities and
  stockholders' equity.  $2,007,413                       $1,934,333                       $1,841,944
                         ==========                       ==========                       ==========
 Net interest income ..                $ 93,225                         $ 92,440                         $ 85,888
                                       ========                         ========                         ========
 Interest rate spread
  (3)..................                             4.13%                            4.31%                            4.23%
 Net yield on earning
  assets (4) ..........                             4.94                             5.11                             4.99

-------
(1)On a fully taxable equivalent basis. Calculated using a Federal income tax rate of 35%. Loan income includes fees.
(2)Industrial revenue bonds are included in loans in the financial statements.
(3)Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(4)Net yield on earning assets is net interest income divided by total interest-earning assets.

  The following table attributes changes in the Company's net interest income (on a fully taxable equivalent basis) to changes in either average balances or average rates. Changes due to both interest rate and volume have been allocated to change due to balance and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

                             1998 Compared With 1997          1997 Compared With 1996
                          ---------------------------------- ----------------------------
                                                                 Increase
                                                                (Decrease)
                          Increase (Decrease)                 Due to Change
                           Due to Change in:                       in:
                          ---------------------     Total    ----------------    Total
                           Average     Average     Increase  Average  Average   Increase
                            Rate       Balance    (Decrease)  Rate    Balance  (Decrease)
                          ----------  ---------   ---------- -------  -------  ---------- ---
Interest income:
 Loans, including fees..  $   (3,783) $   2,501    $(1,282)  $ (298)  $5,012     $4,714
 Industrial revenue
  bonds.................          (3)      (151)      (154)      12      (61)       (49)
 Investments:
 Taxable................         (70)     2,207      2,137      642    2,118      2,760
 Tax-favored debt
  securities............          (2)       (17)       (19)       3      (75)       (72)
 Tax-favored equity
  securities............         (48)     1,113      1,065      196     (463)      (267)
 Federal funds sold.....          11         (9)         2       19      393        412
                          ----------  ---------    -------   ------   ------     ------
 Total interest income..      (3,895)     5,644      1,749      574    6,924      7,498
                          ----------  ---------    -------   ------   ------     ------
Interest expense:
 Savings and interest-
  bearing transactional
  accounts..............        (485)     2,142      1,657      569    1,800      2,369
 Certificates of deposit
  under $100,000 and
  other time deposits...         102       (476)      (374)    (899)    (896)    (1,795)
 Certificates of deposit
  $100,000 and over.....        (192)        88       (104)    (205)     213          8
                          ----------  ---------    -------   ------   ------     ------
 Total deposits.........        (575)     1,754      1,179     (535)   1,117        582
 Short-term borrowings..          70       (285)      (215)    (104)     468        364
                          ----------  ---------    -------   ------   ------     ------
 Total interest expense.        (505)     1,469        964     (639)   1,585        946
                          ----------  ---------    -------   ------   ------     ------
Change in net interest
 income.................  $   (3,390) $   4,175    $   785   $1,213   $5,339     $6,552
                          ==========  =========    =======   ======   ======     ======

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

  The allowance is the amount management believes is necessary to absorb possible loan losses based on evaluations of collectibility and prior loan loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, specific problem loans, and economic conditions that may affect the borrowers' ability to pay.

  Management believes that the allowance for possible loan losses is adequate. While management uses available information to assess possible losses on loans, future additions to the allowance may be necessary. In addition, various regulatory agencies periodically review the Company's allowance for possible loan losses as an integral part of their examination process. Such agencies may require the Company to recognize additions to the allowance based on judgements different from those of management. The provision for possible loan losses totaled $5.1 million in 1998 compared to $4.1 million in 1997. (See "Allowance for Possible Loan Losses)

  Noninterest Income and Noninterest Expense

  Noninterest income was $32.4 million in 1998, up $4.2 million from the $28.2 million reported in 1997. Investment management income was up $1.1 million from the 1997 level, to $6.7 million. This was due to the effects of an increase in the number of investment management clients served and higher levels of administered assets, which were enhanced by the impact of advances in the stock and bond markets during the year. Gains on sales of mortgage loans increased $2.3 million to $4.8 million, compared to gains of $2.5 million in 1997. This was a result of increases in the volume of loans sold from $182.4 million in 1997 to $442.1 million in 1998, due to a reduction in mortgage rates.

  Net income related to credit card activities includes fees and costs related to the issuance of credit cards and revenue generated (net of processing costs) when credit card transactions are processed through the Company's commercial credit card processing customers. Net credit card income declined $1.2 million to $3.6 million. Processing volumes decreased by $226 million, from $1.137 billion in 1997 to $911 million in 1998. Lower processing volumes in 1998 accounted for approximately $1.083 million of the reduced credit card income, while lower margins on processed volume accounted for approximately $498,000 of the decreased income. These decreases were offset by an increase of $346,000 in noninterest income on the banks' credit card portfolio. The decrease in margin and volume reflect the Company's ongoing evaluation of its commercial credit card processing base to reduce its risk profiles.

  Net insurance commissions generated by the insurance agency acquired in May 1997 totaled $2.9 million in 1998, compared to $1.3 million in the prior year. Included in the 1998 amount were supplemental commissions of $768,000 which are earned based on the volume of policies sold by the agency, as well as the loss experience on the policies sold. Mortgage servicing income declined during 1998 by $407,000 to $1.9 million. Although the servicing portfolio increased by 10% in 1998, the reduction in mortgage servicing income resulted from a reduction in the average servicing fee caused by adjustable rate loan prepayments, and increased amortization expense related to originated mortgage servicing rights. In addition, the Company posted a total of $5.5 million in other noninterest income, compared to $4.8 million in 1997. This category represents over thirty categories of fee income.

  Noninterest expense totaled $71.8 million in 1998, up $1.8 million from the 1997 level. Noninterest expenses related to Pomerleau Agency were $2.4 million, compared with 1997 expenses of $1.5 million. Excluding the expenses related to the insurance agency, total noninterest expenses were approximately 1% higher in 1998 than 1997.

  Salaries increased $2.1 million from $28.2 million in 1997. Salaries attributed to The Pomerleau Agency were $1.1 million in 1998, a $466,000 increase from the $673,000 expensed in the seven months of the previous year. The increase in salaries excluding The Pomerleau Agency was 5.8%. Employee benefits increased by $118,000 to $9.5 million in 1998, which was primarily related to the increased expenses of The Pomerleau Agency. FDIC insurance premiums totaled $234,000, a slight increase from the $231,000 paid in 1997. Similar to 1997, net OREO expenses were more than offset by recoveries on OREO properties sold, so that a net credit of $33,000 was posted in 1998. This was a $103,000 decrease from the net credit posted in 1997.

  Total other noninterest expense for 1998 totaled $22.6 million, down slightly from $23.0 million in 1997. The components of other noninterest expense for the years presented are as follows:

                                                         1998    1997    1996
                                                        ------- ------- -------
                                                            (in thousands)
      Data processing.................................. $ 5,371 $ 5,424 $ 5,023
      Amortization of intangible assets................   1,359   1,310   1,223
      Legal and professional...........................   1,180   1,443   1,453
      Marketing........................................   1,816   2,164   2,154
      Software and Supplies............................   2,362   2,275   2,077
      Other............................................  10,547  10,351  10,126
                                                        ------- ------- -------
                                                        $22,635 $22,967 $22,056
                                                        ======= ======= =======

  Income Taxes

  The Company and the Banks are taxed on income by the IRS at the Federal level and by various states in which they do business. The majority of the Company's income is generated in the State of Vermont, which levies franchise taxes on banking institutions based upon average deposit levels in lieu of taxing income. Franchise taxes are included in income tax expense in the consolidated statements of income. On August 1, 1997, the franchise tax rate increased from $0.04 to $0.096 per $1,000 of deposits. Due to this change in the tax rate, franchise tax expense for 1998 totaled $1.4 million, up $539,000 over 1997.

  For 1998, the Federal and state income tax provisions amounted to $15.9 million. This compares with an income tax provision of $15.3 million for 1997. The effective tax rates for 1998 and 1997 were 34.1% and 34.3%, respectively. During 1998 and 1997, the Company's statutory Federal corporate tax rate was 35%. The Company's effective tax rates differed from the statutory rates primarily because of 1) the proportion of interest income from state and municipal securities and corporate dividend income which are partially exempt from Federal taxation and 2) tax credits on investments in qualified low income housing projects.

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

  The Company's information systems include larger programs that run on mainframe systems and smaller programs that reside on individual or networked personal computers. The vast majority of the systems considered by the Company to be mission-critical (vital to the successful continuance of the Company's core business activities) are mainframe-based systems. The assessment of all mission-critical mainframe systems has been completed. In addition, the renovation, testing, and implementation of the renovations to all but one mission-critical mainframe system (the trust accounting system) are also complete. The Company's trust accounting system, which is used to maintain detailed accounting records for the Company's trust customers, has been represented by the vendor to be Y2K compliant but management has chosen to replace that system rather than renovate it. The new system has been installed but will not be placed into production until user testing is completed, which is expected to be completed by April 30, 1999. Validation testing for Y2K compliance will commence after that date and is expected to be completed by the end of the second quarter of 1999. The vendor of the new system has certified to the Company that the system is Y2K compliant. The Company has developed an internal reporting system to track its deadlines relating to the renovation, testing, and implementation of Y2K related tasks to ensure that they are completed on schedule.

  The personal computer (PC) based systems considered to be mission-critical by management are smaller in scope than the mainframe-based systems. The Company's assessment of its mission-critical PC-based systems is complete. Renovation, testing, and implementation of all but one mission-critical PC-based system is completed. The PC-based mission critical system for which remediation is not complete is the credit desk system, which supports the credit approval process for automotive finance lending. The Y2K compliant version has been installed, has been user tested, and is in production. The system is currently in Y2K validation testing, which is expected to be completed during the second quarter of 1999.

  The Company's Y2K readiness is also affected by the readiness of its vendors. The Company's most significant vendors are those that provide the mainframe software that the Company uses to process its mission-critical systems. The Company has two major vendors that provide the majority of the mainframe based computer programs used in mission-critical systems. The Company has confirmed with each of these vendors that they expect to be ready for the Year 2000 within mandated timeframes. The vendor who will provide the new trust accounting system has also confirmed that it is Y2K compliant. The Company has also contacted the remainder of its vendors to determine their compliance and has developed a tracking mechanism that will provide immediate notification if a vendor does not meet a promised deadline.

  The Company also performs ongoing evaluations of the Y2K readiness of its significant customers. The results of this evaluation to date include responses from approximately 92% of the Company's significant customers. These customers responded to a questionnaire which asked them detailed questions regarding their Year 2000 readiness, including:


  . whether or not they had developed a comprehensive plan for Year 2000 compliance;

  . whether or not a specific individual had been assigned responsibility for managing Y2K compliance;

  . whether or not senior management had reviewed and approved the plan;

  . whether or not the customer had inventoried its hardware, software, telecommunications, and facilities for Y2K compliance;

  . whether or not the customer had budgeted sufficient resources to accomplish its Y2K mission;

  . whether or not the plan had been reviewed by outside auditors;

  . the timing for the completion of testing of critical systems and the preparation of contingency plans for those systems;

  . whether or not the customers had discussed Y2K related issues with their attorneys and insurers.

  The responses were directed to the customer's primary customer service contact, who reviewed their responses and then forwarded them to a specific individual responsible for coordinating all responses and assessing their impact on the Company. Responses were rated from 1 to 6, with 1 representing the most progress and 6 representing the least. Of those customers who responded, 90% have been rated as either 1 or 2. None of the responses have indicated the existence of any Y2K related issues which might have a material impact on the Company. Alternative assessments will be performed on a case-by-case basis for the five significant customers who have not yet responded to the questionnaire. These assessments will include any procedures considered necessary to satisfy the Company that there are no Y2K related issues associated with these five significant customers.

  The monitoring of the Y2K readiness of these customers will continue until after January 1, 2000 and could result in future increased credit risk to the Company in the event that these customers do not successfully remediate any Y2K issues that they might have.

  The Company expects that it will incur costs to replace existing hardware and software which will be capitalized and depreciated in accordance with the Company's existing accounting policy as well as maintenance and software modification costs which will be expensed as incurred. The Company's current estimate of the total costs expected to be incurred, and those already incurred, relative to Y2K follows:

                                                                       Costs
                                                                      expected
                                                             Costs     to be
                                                            incurred  incurred
                                                            through    after
                                                            December  December
                                                            31, 1998  31, 1998
                                                            -------- ----------
      Software Modification................................ $ 22,000 $  275,000
      Replacement of non-compliant software................  109,000    500,000
      Replacement of non-compliant hardware................  119,000    575,000
                                                            -------- ----------
        Total.............................................. $250,000 $1,350,000
                                                            ======== ==========

  Of the $1.35 million in estimated future costs of Y2K compliance, it is expected that approximately 80% will consist of hardware and software purchases that will have future utility and expanded functionality and therefore will be capitalized and depreciated in accordance with the Company's existing accounting policy. The above costs do not include salaries and benefits of Company personnel or allocated costs of the Company's two major mainframe contracts as these costs would have been incurred regardless of the Y2K problem. The Company has not deferred any significant information technology (IT) projects that would have a material adverse effect on its future operations if not performed in a timely manner. Funds allocated for remediation of Year 2000 issues have not been appropriated from the Company's ongoing IT budget.

  Based upon the Company's progress in its Y2K readiness process, management considers its most reasonably likely worst case Year 2000 mainframe-based scenario to be that its final validation testing for the two systems being converted (trust accounting and credit desk) does not pass and that additional time will be required in 1999 to correct any resultant problems. In the event that this were to occur, the Company would reassign existing personnel or hire additional personnel as necessary. If the trust system were to fail, the Company would perform all tasks manually until system problems could be resolved. As noted above, the vendor has certified that the system is Y2K compliant. Therefore, management considers the failure of the trust system to be unlikely. If the credit desk system were to fail, the Company would return to manual procedures that were used in the approval process for automotive finance loans prior to the original installation of the system in 1998. Management considers its most reasonably likely worst case PC-based scenario to be that certain vendors will not provide software renovations or upgrades for non-mission critical applications on a timely basis and that the Company will need to convert to other software providers or to temporarily adopt manual procedures to replace these systems. The Company has identified those instances in which alternate software providers are available, as well as those for which the only alternative is manual processing.

  The Company has been notified by IBM that after December 31, 1999, it will no longer support the compiler that the Company currently employs to convert source programming code to machine language. Management has chosen to replace this compiler and expects to complete this replacement by the end of the third quarter of 1999. The compiler will not have any impact on the Company's Year 2000 readiness other than that the renovated systems will be running on a compiler supported by IBM through and beyond the Year 2000. As part of the replacement, all mainframe-based systems will be re-validated on the new compiler.

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

Results of Operations

 Comparison of Years Ended December 31, 1997 and 1996

  Net Interest Income

  For 1997, net interest income was $90.5 million, compared with $84.0 million for 1996. On a fully taxable equivalent basis, net interest income increased $6.6 million from 1996 to $92.4 million in 1997. These improvements resulted from higher levels of interest-earning assets and an increase in the net yield on those assets. Average interest-earning assets totaled $1.809 billion for 1997, up $87.7 million from the 1996 level. The taxable equivalent net yield on earning assets was 5.11% in 1997, an increase of 12 basis points from 4.99% in 1996.

  Provision for Possible Loan Losses

  The provision for possible loan losses totaled $4.1 million in 1997 and $4.2 million in 1996. The slight reduction in provision expense was primarily attributable to the reduction in the level of nonperforming assets and the strength of the ratios in connection with the allowance for possible loan losses.

  Noninterest Income and Noninterest Expense

  Noninterest income was $28.2 million in 1997, up $3.3 million from the $24.8 million reported in 1996. Investment management income was up $707,000 from the 1996 level, to $5.6 million, due to trends similar to those experienced in 1998. Service charges on deposit accounts increased again in 1997, rising to $7.0 million from $6.3 million in the previous year. This was partially attributable to CTC's new deposit fee schedule, which was implemented during the second quarter of 1997.

  Commercial card processing activities generated net income of $4.8 million in 1997, up from $4.2 million in the prior year. This increase resulted primarily from an increase in the number of customers serviced, and consequently, significantly higher levels of credit card processing volume; $1.137 billion was processed in 1997, compared with $800 million in 1996. Net insurance commissions generated by the insurance agency acquired in May 1997 totaled $1.3 million. In addition, the Company posted a total of $4.7 million in other noninterest income compared to $4.4 million in 1996. This category represents over thirty categories of fee income.

  Noninterest expense totaled $70.0 million in 1997, up $5.5 million from the 1996 level. Salaries increased to $28.1 million from $25.7 million in 1996. Employee benefits increased by $1.8 million to $9.4 million in 1997. The increases in salaries and benefits during 1997 were primarily attributable to an increase of approximately $1.6 million resulting from higher staffing levels and related recruitment expenses and an $808,000 increase in accruals for incentive compensation plans due to stronger profits.

  Other noninterest expense for 1997 totaled $23.0 million, up from $22.1 million in 1996. This increase was primarily due to increases in data processing costs of $401,000, and expense related to amortization of intangibles from the Pomerleau acquisition, which increased by $87,000. FDIC insurance premiums totaled $231,000, up from $27,000 in 1996. In 1997, expenses associated with OREO were more than offset by recoveries on OREO properties sold, so that a net credit of $136,000 was posted. Net OREO expenses in 1996 were $153,000. Included in the increases of the various noninterest expense categories (except FDIC Premium) during 1997 were administrative expenses for The Pomerleau Insurance Agency acquired during the second quarter of 1997. Excluding the effects of Pomerleau, total noninterest expenses increased 8.1% over 1996.

  Income Taxes

  For 1997, the Federal and state income tax provisions amounted to $15.3 million. This compares with an income tax provision of $13.5 million for 1996. The effective tax rates for 1997 and 1996 were 34.3% and 33.5%, respectively. During 1997 and 1996, the Company's statutory Federal corporate tax rate was 35%. The Company's effective tax rates differed from the statutory rates primarily because of 1) the proportion of interest income from state and municipal securities and corporate dividend income which are partially exempt from Federal taxation and 2) tax credits on investments in qualified low income housing projects. On August 1, 1997, the franchise tax rate increased from $0.04 to $.096 per $1,000 of deposits. This change in the tax rate increased franchise tax expense from approximately $47,000 per month prior to August 1, 1997 to approximately $113,000 per month thereafter. For the year ended December 31, 1997, total franchise taxes of $898,000 were approximately $335,000 higher than in 1996.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             CHITTENDEN CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                             December 31,
                                                         ----------------------
                                                            1998        1997
                                                         ----------  ----------
                                                            (in thousands)
Assets
Cash and cash equivalents..............................  $  134,678  $  143,394
Securities available for sale..........................     503,699     363,279
Federal Home Loan Bank stock...........................       5,591       5,591
Mortgage loans held for sale...........................      25,974      16,433
Loans..................................................   1,400,103   1,399,138
Less: Allowance for possible loan losses...............     (24,510)    (26,721)
                                                         ----------  ----------
  Net loans............................................   1,375,593   1,372,417
Accrued interest receivable............................      14,374      14,431
Other real estate owned................................         695         747
Other assets...........................................      19,480      19,593
Premises and equipment, net............................      29,441      27,412
Intangible assets......................................      12,494      13,853
                                                         ----------  ----------
  Total assets.........................................  $2,122,019  $1,977,150
                                                         ==========  ==========
Liabilities and Stockholders' Equity
Liabilities:
Deposits:
  Demand...............................................  $  321,179  $  302,555
  Savings..............................................   1,056,550     924,846
  Certificates of deposit less than $100,000 and other
   time deposits.......................................     394,310     409,055
  Certificates of deposit $100,000 and over............     118,715     121,089
                                                         ----------  ----------
    Total deposits.....................................   1,890,754   1,757,545
Short-term borrowings..................................      23,369      25,489
Accrued expenses and other liabilities.................      32,749      31,843
                                                         ----------  ----------
    Total liabilities..................................   1,946,872   1,814,877
Commitments and contingencies
Stockholders' equity:
Preferred stock--$100 par value--authorized: 200,000
 shares--issued and outstanding: none..................         --          --
Common stock--$1 par value--authorized: 30,000,000
 shares--issued and outstanding: 15,929,661 in 1998 and
 1997..................................................      15,930      15,930
Surplus................................................      72,468      72,611
Retained earnings......................................     122,056     102,553
Treasury stock, at cost--1,747,354 shares in 1998 and
 1,508,076 shares in 1997..............................     (38,852)    (30,084)
Accumulated other comprehensive income.................       3,811       1,675
Unearned portion of employee restricted stock..........        (266)       (412)
                                                         ----------  ----------
    Total stockholders' equity.........................     175,147     162,273
                                                         ----------  ----------
    Total liabilities and stockholders' equity.........  $2,122,019  $1,977,150
                                                         ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                             CHITTENDEN CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                      Years Ended December 31,
                                                     --------------------------
                                                       1998     1997     1996
                                                     -------- -------- --------
                                                       (in thousands, except
Interest Income:                                         per share amounts)
  Interest on loans................................. $122,626 $124,041 $119,398
  Interest on investment securities:
    Taxable.........................................   25,082   22,992   20,232
    Tax-favored.....................................    1,815    1,057    1,401
  Short-term investments............................    1,988    1,939    1,527
                                                     -------- -------- --------
      Total interest income.........................  151,511  150,029  142,558
                                                     -------- -------- --------
Interest Expense:
  Deposits:
    Savings.........................................   31,294   29,592   27,268
    Time............................................   26,982   27,460   29,247
                                                     -------- -------- --------
      Total interest on deposits....................   58,276   57,052   56,515
  Short-term borrowings.............................    2,232    2,448    2,084
                                                     -------- -------- --------
      Total interest expense........................   60,508   59,500   58,599
                                                     -------- -------- --------
Net interest income.................................   91,003   90,529   83,959
Provision for possible loan losses..................    5,100    4,050    4,183
                                                     -------- -------- --------
Net interest income after provision for possible
 loan losses........................................   85,903   86,479   79,776
                                                     -------- -------- --------
Noninterest Income:
  Investment management income......................    6,668    5,602    4,895
  Service charges on deposit accounts...............    7,067    6,952    6,260
  Mortgage servicing income ........................    1,907    2,314    2,454
  Gains on sales of mortgage loans, net.............    4,814    2,470    2,606
  Credit card income, net...........................    3,582    4,774    4,198
  Insurance commissions, net........................    2,878    1,327      --
  Other.............................................    5,486    4,761    4,393
                                                     -------- -------- --------
      Total noninterest income......................   32,402   28,200   24,806
                                                     -------- -------- --------
Noninterest Expense:
  Salaries..........................................   30,161   28,103   25,654
  Employee benefits.................................    9,483    9,365    7,574
  Net occupancy expense.............................    9,488    9,512    9,125
  Other.............................................   22,635   22,967   22,056
                                                     -------- -------- --------
      Total noninterest expense.....................   71,767   69,947   64,409
                                                     -------- -------- --------
Income before income taxes..........................   46,538   44,732   40,173
Provision for income taxes..........................   15,873   15,326   13,452
                                                     -------- -------- --------
Net income.......................................... $ 30,665 $ 29,406 $ 26,721
                                                     ======== ======== ========
Basic earnings per share............................ $   2.14 $   1.99 $   1.75
Diluted earning per share...........................     2.09     1.94     1.72
Dividends per share.................................     0.78     1.29     0.57

  The accompanying notes are an integral part of these consolidated financial statements.

                             CHITTENDEN CORPORATION

  Consolidated Statements of Changes in Stockholders' Equity and Comprehensive
                                     Income

                   Years ended December 31, 1998, 1997, 1996

                                                                                            Unearned
                                                                              Accumulated  Portion of  Total
                                                                                 Other      Employee   Stock-
                          Comprehensive Common           Retained  Treasury  Comprehensive Restricted holders'
                             Income      Stock  Surplus  Earnings   Stock       Income       Stock     Equity
                          ------------- ------- -------  --------  --------  ------------- ---------- --------
Balance at December 31,
 1995...................                $15,432 $67,719  $ 74,065  $ (3,967)    $  768       $ (68)   $153,949
Comprehensive Income:
 Net income.............     $26,721        --      --     26,721       --         --          --       26,721
 Total Other
  Comprehensive Income
  (Note 8)..............        (976)       --      --        --        --        (976)        --         (976)
                             -------
 Total Comprehensive
  Income................     $25,745
                             =======
Cash dividends declared
 ($0.57 per share)......                    --      --     (8,747)      --         --          --       (8,747)
Shares issued/forfeited
 under various
 stockplans, net........                    416   3,818       --       (803)       --          --        3,431
Amortization of deferred
 compensation for
 restricted stock
 earned.................                    --      --        --        --         --           23          23
                                        ------- -------  --------  --------     ------       -----    --------
Balance at December 31,
 1996...................                 15,848  71,537    92,039    (4,770)      (208)        (45)    174,401
Comprehensive Income:
 Net income.............     $29,406        --      --     29,406       --         --          --       29,406
 Total Other
  Comprehensive Income
  (Note 8)..............       1,883        --      --        --        --       1,883         --        1,883
                             -------
 Total Comprehensive
  Income................     $31,289
                             =======
Cash dividends declared
 ($1.29 per share)......                    --      --    (18,892)      --         --          --      (18,892)
Shares issued/forfeited
 under various
 stockplans, net........                     82   1,101       --        642        --         (444)      1,381
Amortization of deferred
 compensation for
 restricted stock
 earned.................                    --      --        --        --         --           77          77
Purchase of treasury
 stock..................                    --      --        --    (25,956)       --          --      (25,956)
Cash paid for fractional
 shares.................                    --      (27)      --        --         --          --          (27)
                                        ------- -------  --------  --------     ------       -----    --------
Balance at December 31,
 1997...................                 15,930  72,611   102,553   (30,084)     1,675        (412)    162,273
Comprehensive Income:
 Net income.............     $30,665        --      --     30,665       --         --          --       30,665
 Total Other
  Comprehensive Income
  (Note 8)..............       2,136        --      --        --        --       2,136         --        2,136
                             -------
 Total Comprehensive
  Income................     $32,801
                             =======
Cash dividends declared
 ($0.78 per share)......                    --      --    (11,162)      --         --          --      (11,162)
Shares issued/forfeited
 under various
 stockplans, net........                    --      (50)      --      1,230        --           42       1,222
Amortization of deferred
 compensation for
 restricted stock
 earned.................                    --      --        --        --         --          104         104
Purchase of treasury
 stock..................                    --      --        --     (9,998)       --          --       (9,998)
Cost associated with
 listing on NYSE, net of
 tax....................                    --      (93)      --        --         --          --          (93)
                                        ------- -------  --------  --------     ------       -----    --------
Balance at December 31,
 1998...................                $15,930 $72,468  $122,056  $(38,852)    $3,811       $(266)   $175,147
                                        ======= =======  ========  ========     ======       =====    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             CHITTENDEN CORPORATION

                     Consolidated Statements of Cash Flows

                                                    Years Ended December 31,
                                                   ----------------------------
                                                     1998      1997      1996
                                                   --------  --------  --------
                                                         (in thousands)
Cash Flows From Operating Activities:
 Net income......................................  $ 30,665  $ 29,406  $ 26,721
   Adjustments to reconcile net income to net
    cash provided by operating activities:
   Provision for possible loan losses............     5,100     4,050     4,183
   Depreciation and amortization.................     3,673     3,581     3,551
   Amortization of intangible assets ............     1,359     1,311     1,223
   Accretion (amortization) of premiums, fees,
    and discounts, net...........................     2,101    (1,119)   (1,570)
   Investment securities (gains) losses..........        81       (53)       98
   Deferred (prepaid) income taxes...............    (4,463)    7,759      (133)
   Loans originated and purchased for sale.......  (451,636) (189,207) (196,439)
   Proceeds from sales of loans..................   446,909   184,863   203,867
   Gains on sales of loans.......................    (4,814)   (2,470)   (2,606)
 Changes in assets and liabilities, net of
  effect from purchase of acquired companies:
   Accrued interest receivable...................        57      (252)   (1,299)
   Other assets..................................     1,289    (3,775)   (2,721)
   Accrued expenses and other liabilities........     4,772     5,957       896
                                                   --------  --------  --------
     Net cash provided by operating activities...    35,093    40,051    35,771
                                                   --------  --------  --------
Cash Flows From Investing Activities:
 Net cash acquired in relation to acquisitions...       --        721       --
 Proceeds from sales of securities available for
  sale...........................................    18,727   206,340     9,291
 Proceeds from maturing securities and principal
  payments on securities available for sale......   345,435   201,886   256,506
 Purchases of securities available for sale......  (500,913) (417,301) (329,832)
 Proceeds from sales of securities held for
  investment.....................................       --      6,843       --
 Proceeds from principal payments on securities
  held for investment............................       --      6,960     4,352
 Purchases of securities held for investment.....       --       (199)     (321)
 Loans originated, net of principal repayments...   (11,615)  (60,611)  (91,207)
 Purchases of premises and equipment.............    (5,702)   (6,696)   (2,901)
                                                   --------  --------  --------
 Net cash used in investing activities...........  (154,068)  (62,057) (154,112)
                                                   --------  --------  --------
Cash Flows From Financing Activities:
 Net increase (decrease) in deposits.............   133,209    (4,049)  173,653
 Net decrease in short-term borrowings...........    (2,120)   (1,043)     (977)
 Cash paid to list on New York Stock Exchange,
  net of taxes...................................       (93)      --        --
 Proceeds from issuance of treasury and common
  stock..........................................       423       908     3,431
 Dividends on common stock.......................   (11,162)  (18,892)   (8,747)
 Repurchase of common stock......................    (9,998)  (25,983)      --
                                                   --------  --------  --------
     Net cash provided by (used in) financing
      activities.................................   110,259   (49,059)  167,360
                                                   --------  --------  --------
 Net increase (decrease) in cash and cash
  equivalents....................................    (8,716)  (71,065)   49,019
 Cash and cash equivalents at beginning of year..   143,394   214,459   165,440
                                                   --------  --------  --------
 Cash and cash equivalents at end of year........  $134,678  $143,394  $214,459
                                                   ========  ========  ========
Supplemental Disclosure of Cash Flow Information:
 Cash paid during the year for:
   Interest......................................  $ 60,535  $ 59,861  $ 58,201
   Income taxes..................................     7,091     8,882     9,950
 Non-cash investing and financing activities:
   Securities transferred from held for
    investment to held for sale..................       --     21,920       --
   Loans transferred to other real estate owned..     1,124     1,810     2,444
 Issuance of treasury and restricted stock.......       118       502     3,216
 Assets acquired and liabilities assumed through
  acquisitions:
   Fair value of assets acquired.................       --   $  7,937       --
   Liabilities assumed...........................       --     (3,182)      --
   Debt issued...................................       --     (3,700)      --
                                                   --------  --------  --------
   Cash paid.....................................       --   $  1,055       --
                                                   ========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            CHITTENDEN CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Summary of Significant Accounting Policies

 Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of Chittenden Corporation (the "Company") and its subsidiaries: Chittenden Trust Company (CTC), and its subsidiaries The Pomerleau Agency (Pomerleau) and Chittenden Securities, Inc. (CSI); The Bank of Western Massachusetts (BWM); Flagship Bank & Trust Company (FBT); and Chittenden Connecticut Corporation
(CCC). (CTC, BWM, and FBT are collectively referred to as the "Banks.") All material intercompany accounts and transactions have been eliminated in consolidation.

 Nature of Operations

  CTC operates thirty-six branches throughout the state of Vermont; BWM operates five branches in the greater Springfield, Massachusetts area and FBT operates six branches in the greater Worcester, Massachusetts area. The Banks' primary business is providing loans, deposits, and other banking services to commercial, individual, and public sector customers. CCC is a mortgage banking operation with offices in Brattleboro, Vermont and Southbury, Connecticut. The Pomerleau Agency is an independent insurance agency with offices in Waterbury and Burlington, Vermont. Chittenden Securities, Inc. is a registered broker/dealer providing brokerage services to its customers through existing branch locations located in Vermont and Massachusetts.

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

 Loan Origination and Commitment Fees

  Loan origination and commitment fees, and certain loan origination costs, are deferred and amortized over the contractual terms of the related loans as yield adjustments using primarily the level-yield method. When loans are sold or paid off, the unamortized net fees and costs are recognized in income. Net deferred loan fees amounted to $1,790,000 and $542,000 at December 31, 1998 and 1997, respectively.

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

                            CHITTENDEN CORPORATION

 Originated Mortgage Servicing Rights

  Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, Accounting For Transfers And Servicing Of Financial Assets And Extinguishment Of Liabilities ("SFAS 125"), as amended by SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125. SFAS 125 superseded SFAS 122, Accounting For Mortgage Servicing Rights. Under the financial-components approach set forth in SFAS 125, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The Statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 did not have a significant impact on the Company's financial position or results of operations.

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

 Other Real Estate Owned

  Collateral acquired through foreclosure ("Other Real Estate Owned" or "OREO") is recorded at the lower of the carrying amount of the loan or the fair value of the property, less estimated costs to sell, at the time of acquisition. Net operating income or expense related to OREO is included in noninterest expense in the accompanying consolidated statements of income.

 Intangible Assets

  Intangible assets include the excess of the purchase price over the fair value of net assets acquired (goodwill) in the acquisitions of BWM and Pomerleau, as well as a core deposit intangible related to BWM. Goodwill is being amortized on a straight-line basis over 15 years. The core deposit intangible is being amortized on an accelerated basis over 10 years. The Company periodically evaluates intangible assets for impairment on the basis of whether these assets are fully recoverable from projected, undiscounted net cash flows of the related acquired entity.

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

                            CHITTENDEN CORPORATION

 Earnings Per Share

  Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") established new standards for calculating and presenting earnings per share. The standard requires the reporting of basic earnings per share and diluted earnings per share.

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

 Cash and Cash Equivalents

  Cash and cash equivalents consist of cash on hand, amounts due from banks, interest-bearing deposits and certain money market fund investments. Cash equivalents are accounted for at cost, which approximates fair value.

 Trust

  Trust administered assets of approximately $3.2 billion and $2.8 billion at December 31, 1998 and 1997, respectively, held by the Banks in a fiduciary or agency capacity for customers, are not included in the accompanying consolidated balance sheets as they are not assets of the Company. Trust income is recorded on the cash basis in accordance with industry practice.

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

 Pensions

  Effective January 1, 1998, The Company adopted SFAS No. 132, Employers Disclosures about Pensions and Other Postretirement Benefits an amendment to FASB Statements No. 87, 88, and 106. This statement revises employer's disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans but standardizes the disclosure requirements. This statement requires restatement for disclosures for earlier periods as well. The adoption of SFAS 132 did not have a material effect on the Company's financial position or results of operations, but did affect the disclosure of employee benefits expenses presented in Note 10.

                            CHITTENDEN CORPORATION

 Reclassifications

  Certain amounts in the 1997 and 1996 financial statements have been reclassified to be consistent with current year presentation.

Note 2 Acquisitions

 The Pomerleau Agency

  On May 31, 1997, CTC acquired certain assets and assumed certain liabilities of Pomerleau. This transaction was accounted for as a purchase and, accordingly, all results of operations subsequent to the transaction have been included in the Company's consolidated statement of income. The purchase price was allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired has been recorded as goodwill. The impact of the acquisition was not material to consolidated operations and therefore, pro forma disclosures have been omitted.

 Vermont Financial Services Corporation

  On December 16, 1998, the Company announced the signing of a definitive merger agreement whereby Chittenden Corporation would acquire Vermont Financial Services Corporation (VSFC), a $2.1 billion bank holding company headquartered in Brattleboro, Vermont in a stock-for-stock merger. Under the terms of the agreement, each share of VFSC stock would be exchanged for 1.07 shares of Chittenden stock. The transaction will be accounted for as a pooling of interests and is expected to be completed in the second quarter of 1999, following the receipt of all regulatory approvals, as well as approval of the shareholders of each company. Based on the closing price of the Company's stock as of December 14, 1998, the transaction would be valued at approximately $454 million. In connection with the transaction, the Company expects to incur a one-time charge of between $25 million to $35 million ($35 to $45 million pre-tax) in acquisition related costs including severance payments and integration of duplicative systems.

                            CHITTENDEN CORPORATION

Note 3 Securities

  Investment securities at December 31, 1998 and 1997 are as follows:

                                       Amortized Unrealized Unrealized   Fair
                                         Cost      Gains      Losses    Value
                                       --------- ---------- ---------- --------
                                                    (in thousands)
1998
Securities available for sale:
  U.S. Treasury securities............ $ 12,718    $  112     $ --     $ 12,830
  U.S. government agency obligations..  257,407     3,037        (2)    260,442
  Obligations of states and political
   subdivisions ......................      342         2       --          344
  Mortgage-backed securities..........   65,182       920       (30)     66,072
  Corporate bonds and notes...........  126,864     2,514       (22)    129,356
  Government bond mutual funds........    9,526       --       (526)      9,000
  Money market preferred..............   25,504         9       --       25,513
  Other debt securities...............      142       --        --          142
                                       --------    ------     -----    --------
Total securities available for sale... $497,685    $6,594     $(580)   $503,699
                                       ========    ======     =====    ========
1997
Securities available for sale:
  U.S. Treasury securities............ $ 23,087    $  247     $ --     $ 23,334
  U.S. government agency obligations..  136,872     1,348       (17)    138,203
  Obligations of states and political
   subdivisions ......................      314       --        --          314
  Mortgage-backed securities..........   90,873       987      (422)     91,438
  Corporate bonds and notes...........   89,877       956       (21)     90,812
  Government bond mutual funds........    9,526       --       (476)      9,050
  Money market preferred..............   10,000         7       --       10,007
  Other debt securities...............      121       --        --          121
                                       --------    ------     -----    --------
Total securities available for sale... $360,670    $3,545     $(936)   $363,279
                                       ========    ======     =====    ========

  Proceeds from sales of debt securities amounted to $18,727,000, $206,340,000 and $9,291,000 in 1998, 1997, and 1996, respectively. Realized losses on sales of debt securities were $96,000, $532,000 and $98,000 in 1998, 1997, and 1996, respectively. Realized gains on sales of debt securities were $15,000 and $529,000 in 1998 and 1997, respectively. During 1997, the Company sold government bond mutual funds at a loss of $58,000 and marketable equity securities for gains of $114,000.

  The market value of securities pledged to secure U.S. Treasury borrowings, public deposits, securities sold under agreements to repurchase, and for other purposes required by law, amounted to $116,897,000 and $101,932,000 at December 31, 1998 and 1997, respectively.

                            CHITTENDEN CORPORATION

  The following table shows the maturity distribution of the amortized cost of the Company's investment securities at December 31, 1998, with comparative totals for 1997. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations:

                                      After    After
                                     One But  Five But
                             Within   Within   Within  After
                              One      Five     Ten     Ten   No Fixed
                              Year    Years    Years   Years  Maturity  Total
                            -------- -------- -------- ------ -------- --------
                                              (in thousands)
Investment securities:
  U.S. Treasury securities. $ 12,718 $    --  $   --   $  --   $  --   $ 12,718
  U.S. government agency
   obligations.............  104,876  149,531   3,000     --      --    257,407
  Obligations of states and
   political subdivisions..        3      206      60      73     --        342
  Mortgage-backed
   securities (1)..........   23,392   40,489   1,130     171     --     65,182
  Corporate bonds and
   notes...................   11,539  115,300      25     --      --    126,864
  Government bond mutual
   funds...................      --       --      --      --    9,526     9,526
  Money market preferred...   25,500      --      --      --        4    25,504
  Other debt securities....      --        80      62     --      --        142
                            -------- -------- -------  ------  ------  --------
Total investment
 securities................ $178,028 $305,606 $ 4,277  $  244  $9,530  $497,685
                            ======== ======== =======  ======  ======  ========
Comparative totals for
 1997...................... $ 54,115 $265,305 $29,566  $2,158  $9,526  $360,670

--------
(1) Maturities of mortgage-backed securities are based on contractual payments and estimated mortgage loan prepayments.

  The following table shows the maturity distribution of the fair value of the Company's investment securities at December 31, 1998, with comparative totals for 1997. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations:

                                      After    After
                                     One But  Five But
                             Within   Within   Within  After
                              One      Five     Ten     Ten   No Fixed
                              Year    Years    Years   Years  Maturity  Total
                            -------- -------- -------- ------ -------- --------
                                              (in thousands)
Investment securities:
  U.S. Treasury securities. $ 12,830 $    --  $   --   $  --   $  --   $ 12,830
  U.S. government agency
   obligations.............  104,876  152,515   3,051     --      --    260,442
  Obligations of states and
   political subdivisions..        3      208      60      73     --        344
  Mortgage-backed
   securities (1)..........   23,712   41,042   1,145     173     --     66,072
  Corporate bonds and
   notes...................   11,611  117,720      25     --      --    129,356
  Government bond mutual
   funds...................      --       --      --      --    9,000     9,000
  Money market preferred...   25,500      --      --      --       13    25,513
  Other debt securities....      --        80      62     --      --        142
                            -------- -------- -------  ------  ------  --------
Total investment
 securities................ $178,532 $311,565 $ 4,343  $  246  $9,013  $503,699
                            ======== ======== =======  ======  ======  ========
Comparative totals for
 1997...................... $ 54,298 $267,948 $29,815  $2,161  $9,057  $363,279

--------
(1) Maturities of mortgage-backed securities are based on contractual repayments and estimated mortgage loan prepayments.

                            CHITTENDEN CORPORATION

Note 4 Loans

  Major classifications of loans at December 31, 1998 and 1997 are as follows:

                                                            1998        1997
                                                         ----------  ----------
                                                            (in thousands)
Commercial.............................................. $  374,139  $  364,864
Real estate:
  Residential...........................................    307,598     375,967
  Commercial............................................    332,018     314,477
  Construction..........................................     24,340      21,900
                                                         ----------  ----------
    Total real estate...................................    663,956     712,344
Home equity.............................................     67,359      80,491
Consumer................................................    187,592     168,877
Lease financing.........................................    107,057      72,562
                                                         ----------  ----------
    Total gross loans...................................  1,400,103   1,399,138
Allowance for possible loan losses......................    (24,510)    (26,721)
                                                         ----------  ----------
Net loans............................................... $1,375,593  $1,372,417
                                                         ==========  ==========
Mortgage loans held for sale............................ $   25,974  $   16,433
                                                         ==========  ==========

  Lease financing receivable includes the estimated residual value of leased vehicles of approximately $68,516,000 and $46,295,000 at December 31, 1998 and 1997, respectively, and is net of unearned interest income of approximately $17,134,000 and $10,829,000 at those dates.

  CTC's lending activities are conducted primarily in Vermont, with additional activity relating to nearby trading areas in Quebec, New York, New Hampshire, Maine, and Connecticut. BWM's lending activities are conducted primarily in the greater Springfield, Massachusetts area while FBT's lending activities are conducted primarily in the greater Worcester, Massachusetts area. The Banks make single-family and multi-family residential loans, commercial real estate loans, commercial loans, and a variety of consumer loans. In addition, the Banks make loans for the construction of residential homes, multi-family and commercial properties, and for land development. The ability and willingness of the Banks' borrowers to honor their repayment commitments are impacted by many factors, including the level of overall economic activity within the borrowers' geographic areas.

  Changes in the allowance for possible loan losses are summarized as follows:

                                                       1998     1997     1996
                                                      -------  -------  -------
                                                          (in thousands)
Balance at beginning of year......................... $26,721  $28,096  $27,818
Provision for possible loan losses...................   5,100    4,050    4,183
Loan recoveries......................................   2,148    2,812    2,204
Loans charged off....................................  (9,459)  (8,237)  (6,109)
                                                      -------  -------  -------
Balance at end of year............................... $24,510  $26,721  $28,096
                                                      =======  =======  =======

  The principal amount of loans on nonaccrual status was $10,011,000 and $6,481,000 at December 31, 1998 and 1997, respectively. Loans whose terms have been substantially modified in troubled debt restructurings amounted to $767,000 at December 31, 1997.

                            CHITTENDEN CORPORATION

  The amount of interest which was not earned but which would have been earned had the nonaccrual and restructured loans performed in accordance with their original terms and conditions was as follows:

                                                             1998   1997   1996
                                                            ------ ------ ------
                                                               (in thousands)
Interest income in accordance with original loan terms .... $1,476 $1,164 $1,668
Interest income recognized.................................    581    353    721
                                                            ------ ------ ------
Reduction in interest income............................... $  895 $  811 $  947
                                                            ====== ====== ======

  At December 31, 1998, the Banks were not committed to lend any additional funds to borrowers with loans whose terms have been restructured.

  At December 31, 1998, the recorded investment in loans that are considered to be impaired under SFAS 114 was $2,788,000 (all such loans, except troubled debt restructurings, were on a nonaccrual basis). Included in this amount is $1,564,000 of impaired loans for which the related allowance for possible loan losses is $362,000 and $1,224,000 of impaired loans for which no specific allowance for possible loan losses has been allocated. The average recorded investment in impaired loans during the year ended December 31, 1998 was approximately $2,781,000. For the year ended December 31, 1998, interest income on impaired loans totaled $88,000, of which $78,000 was recognized on a cash basis.

  Residential mortgage loans serviced for others, which are not reflected in the consolidated balance sheets, totaled approximately $1,105.4 million and $1,024.4 million at December 31, 1998 and 1997, respectively. No recourse provisions exist in connection with such servicing.

  The following table is a summary of activity for mortgage servicing rights purchased and originated for three years ended December 31, 1998:

                                                   Purchased Originated  Total
                                                   --------- ---------- -------
                                                          (in thousands)
Balance at December 31, 1995......................  $2,126     $  --    $ 2,126
  Additions.......................................      35      1,334     1,369
  Amortization....................................    (325)      (145)     (470)
                                                    ------     ------   -------
Balance at December 31, 1996......................   1,836      1,189     3,025
  Additions.......................................     --       1,250     1,250
  Amortization....................................    (286)      (422)     (708)
                                                    ------     ------   -------
Balance at December 31, 1997......................   1,550      2,017     3,567
  Additions.......................................     --       2,563     2,563
  Amortization....................................    (251)      (796)   (1,047)
                                                    ------     ------   -------
Balance at December 31, 1998......................  $1,299     $3,784   $ 5,083
                                                    ======     ======   =======

  SFAS 125 requires enterprises to measure the impairment of servicing rights based on the difference between the carrying amount of the servicing rights and current fair value. At December 31, 1998 and 1997, no allowance for impairment in the Company's mortgage servicing rights was necessary.

                            CHITTENDEN CORPORATION

Note 5 Premises and Equipment

  Premises and equipment at December 31, 1998 and 1997 are summarized as follows:

                                                             Estimated Original
                                           1998      1997       Useful Lives
                                         --------  --------  ------------------
                                          (in thousands)
Land.................................... $  3,221  $  3,158          --
Buildings and improvements..............   10,348    10,906    25 - 50 years
Leasehold improvements..................   18,312    15,050     2 - 50 years
Furniture and equipment.................   24,493    23,848     3 - 15 years
Construction in progress................      710       883          --
                                         --------  --------
                                           57,084    53,845
Accumulated depreciation and
 amortization...........................  (27,643)  (26,433)
                                         --------  --------
                                         $ 29,441  $ 27,412
                                         ========  ========

  The Company is obligated under various noncancelable operating leases for premises and equipment expiring in various years through the year 2021. Total lease expense, less income from subleases, amounted to approximately $2,263,000, $2,225,000 and $2,031,000 in 1998, 1997, and 1996, respectively.

  Future minimum rental commitments for noncancelable operating leases on premises and equipment with initial or remaining terms of one year or more at December 31, 1998 are as follows:

Year                                                           Lease Obligations
----                                                           -----------------
                                                                (in thousands)
1999..........................................................      $ 2,194
2000..........................................................        2,006
2001..........................................................        1,692
2002..........................................................        1,387
2003..........................................................        1,157
Thereafter....................................................        5,559
                                                                    -------
Total minimum lease payments..................................      $13,995
                                                                    =======

Note 6 Borrowings

  Borrowings at December 31, 1998 and 1997 consist of the following:

                                                                  1998    1997
                                                                 ------- -------
                                                                 (in thousands)
Federal funds purchased, rate 5.25%, maturing January 4, 1999... $ 1,000 $    --
Securities sold under agreements to repurchase:
  Due through January 5, 1998, weighted average rate of 9.20%...      --  10,000
  Due through January 4, 1999, weighted average rate of 9.20%...  10,000      --
U.S. Treasury borrowings, 4.12% in 1998 and 5.27% in 1997, due on demand .....................................................  11,384  12,044
Note Payable, 5.90%, due on June 1, 1999........................     642     642
FHLB Term Advances, 5.81% in 1997 due on October 18, 1998.......      --   1,000
FHLB Affordable Housing Program, 5.09% in 1998 and 4.43% in
 1997, due on
 May 29, 2018...................................................     343     206
Capital lease obligation........................................      --   1,597
                                                                 ------- -------
                                                                 $23,369 $25,489
                                                                 ======= =======

                            CHITTENDEN CORPORATION

  Certain borrowings are collateralized by U.S. Treasury and agency securities, and mortgage-backed securities. These assets had a carrying value and a fair value of $23,926,000 and $24,455,000, respectively, at December 31, 1998, and $27,474,000 and $27,848,000, respectively, at December 31, 1997.

  The following information relates to securities sold under agreements to repurchase:

                                                       1998     1997     1996
                                                      -------  -------  -------
                                                          (in thousands)
Average balance outstanding during the year.......... $10,108  $10,596  $10,097
Average interest rate during the year................    9.15%    8.99%    9.18%
Maximum amount outstanding at any month-end.......... $11,500  $10,000  $10,000

  The following information relates to U.S. Treasury borrowings:

                                                       1998     1997     1996
                                                      -------  -------  -------
                                                          (in thousands)
Average balance outstanding during the year.......... $20,753  $22,442  $15,282
Average interest rate during the year................    5.19%    5.28%    5.16%
Maximum amount outstanding at any month-end.......... $60,295  $62,381  $62,858

  The following information relates to FHLB borrowings:

                                                       1998     1997     1996
                                                      -------  -------  -------
                                                          (in thousands)
Average balance outstanding during the year.......... $ 1,078  $ 1,203  $ 2,404
Average interest rate during the year................    5.75%    5.72%    5.77%
Maximum amount outstanding at any month-end.......... $ 1,345  $ 1,348  $ 3,098

Note 7 Income Taxes

  The provision for income taxes consists of the following:

                                                       1998     1997     1996
                                                      -------  -------  -------
                                                          (in thousands)
Current payable
  Federal............................................ $18,176  $ 6,001  $12,414
  State..............................................   2,160    1,566    1,171
                                                      -------  -------  -------
                                                       20,336    7,567   13,585
Deferred (prepaid)
  Federal............................................  (4,658)   7,920     (147)
  State..............................................     195     (161)      14
                                                      -------  -------  -------
                                                      (4,463)    7,759     (133)
                                                      -------  -------  -------
Provision for income taxes........................... $15,873  $15,326  $13,452
                                                      =======  =======  =======

  Current income taxes receivable, included in other assets, were $247,000 and $2,445,000, at December 31, 1998 and 1997, respectively. Current income taxes payable, included in accrued expenses and other liabilities, was $298,000 at December 31, 1998.

  The State of Vermont assesses a franchise tax for banks in lieu of a bank income tax. The franchise tax, assessed based on deposits, amounted to approximately $1,436,000, $898,000, and $562,000 in 1998, 1997, and

                            CHITTENDEN CORPORATION

1996, respectively. These amounts are included in provision for income taxes in the accompanying consolidated statements of income.

  The following is a reconciliation of the provision for Federal income taxes, calculated at the statutory rate, to the recorded provision for income taxes:

                                                       1998     1997     1996
                                                      -------  -------  -------
                                                          (in thousands)
Computed tax at statutory Federal rate............... $16,288  $15,656  $14,061
Increase (decrease) in taxes from:
  Amortization of intangible assets (1)..............     166      166      166
  Tax-exempt interest, net...........................    (998)    (908)    (992)
  Dividends received deduction.......................    (354)    (187)    (238)
  State taxes, net of Federal tax benefit............   1,404    1,018      770
  Other, net.........................................    (633)    (419)    (315)
                                                      -------  -------  -------
    Total............................................ $15,873  $15,326  $13,452
                                                      =======  =======  =======
Effective income tax rate............................    34.1%    34.3%    33.5%

--------
(1) The goodwill expense related to the acquisition of Pomerleau is tax deductible and therefore not included in this reconciliation.

  The components of the net deferred tax asset (liability) at December 31, 1998 and 1997 are as follows:

                                                                1998     1997
                                                              --------  -------
                                                               (in thousands)
Allowance for possible loan losses........................... $  8,773  $ 9,077
Deferred compensation and pension............................    1,639    1,409
Other real estate owned writedowns...........................       34       26
Depreciation.................................................      (77)    (287)
Accrued liabilities..........................................    1,398    1,920
Unrealized (gain) on securities available for sale...........   (2,140)    (934)
Basis differences, purchase accounting.......................      174      356
Core deposit intangible......................................   (1,152)  (1,364)
Leasing program..............................................  (11,044)  (7,336)
Mortgage servicing...........................................   (1,324)    (706)
Other........................................................      (99)    (304)
                                                              --------  -------
                                                              $ (3,818) $ 1,857
                                                              ========  =======

                            CHITTENDEN CORPORATION

Note 8 Stockholders' Equity

 Treasury Stock

  On June 17, 1998, the Company's Board of Directors authorized an expansion of the Company's common stock repurchase program by 500,000 shares to a total of 1.75 million shares of the Company's common stock to be repurchased in negotiated transactions or on the open market. The plan was rescinded prior to the announcement of the definitive agreement to acquire VFSC. During 1998, the Company repurchased 297,700 shares of its common stock at a total cost of $10.0 million.

 Dividends

  Dividends paid by the Banks are the primary source of funds available to the Company for payment of dividends to its stockholders and for other corporate needs. Applicable federal and state statutes, regulations, and guidelines impose restrictions on the amount of dividends that may be declared by the Banks.

  The Company paid dividends of $11,162,000, $18,892,000, and $8,747,000 during 1998, 1997, and 1996, respectively. These amounts represented $0.78, $1.29, and $0.57 per share. Included in dividends for 1997 was a special cash dividend of $8,675,000 or $0.60 per share, which was paid to shareholders to maintain capital at a level consistent with the Company's requirements at that time.

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

 Stock Splits

  On December 12, 1997 and May 24, 1996, the Company distributed five-for-four stock splits. All historical share information presented in the consolidated financial statements has been restated to reflect these events.

 Earnings Per Share

  The following table summarizes the calculation of basic and diluted earnings per share:

                                                       1998     1997     1996
                                                      -------  -------  -------
                                                       (in thousands except
                                                      per share information)
Net Income........................................... $30,665  $29,406  $26,721
Weighted average common shares outstanding...........  14,303   14,812   15,229
Dilutive effect of common stock equivalents..........     380      355      315
                                                      -------  -------  -------
 Weighted average common and common equivalent shares
  outstanding........................................  14,683   15,167   15,544
                                                      =======  =======  =======
Basic earnings per share............................. $  2.14  $  1.99  $  1.75
Dilutive effect of common stock equivalents..........   (0.05)   (0.05)   (0.03)
                                                      -------  -------  -------
Diluted earnings per share...........................    2.09     1.94     1.72
                                                      =======  =======  =======

                            CHITTENDEN CORPORATION

  For 1998 and 1996, options that could potentially dilute earnings per share in the future were not included in the computation of the common stock equivalents because to do so would have been antidilutive. There were 129,750 and 125,000 of these options with a weighted average exercise price of $42.77 and $22.52 respectively, at December 31, 1998 and 1996. There were no antidilutive options excluded from the 1997 calculation.

 Comprehensive Income

  On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 established standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. The statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements in the year end financial statements. The statement does not require a specific format for that financial statement. The Company has chosen to display comprehensive income in the Consolidated Statements of Changes in Stockholders' Equity.

  Reclassification detail for other comprehensive income for the years ended December 31, 1998, 1997, and 1996:

                                                          1998   1997    1996
                                                         ------ ------  -------
                                                            (in thousands)
Unrealized holding gains (losses) on available for sale
 for period, net of tax................................  $2,083 $1,919  $(1,034)
Reclassification adjustment for (gains) losses arising
 during period, net of tax.............................      53    (36)      58
                                                         ------ ------  -------
Total Other Comprehensive Income.......................  $2,136 $1,883  $  (976)
                                                         ====== ======  =======


Note 9 Stock Plans

  The Company has three stock option plans: a 1988 Employee Stock Option plan, a 1993 Stock Incentive Plan, and a 1998 Directors' Omnibus Long-term Incentive Plan. The Company accounts for these plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized.

  Under the plans, certain key employees and directors are eligible to receive various types of stock incentives, including options to purchase a specified number of shares of stock at a specified price (including incentive stock options and non-qualified stock options); restricted stock which vests after a specified period of time; and non-employee directors' stock options to purchase stock at predetermined fixed prices over a five-year period. At December 31, 1998 and 1997, there were a total of 1,640,527 and 1,540,527 shares, respectively, allocated to the plans. Of these shares, 1,174,420 and 905,421 shares were reserved at December 31, 1998 and 1997, respectively.

  During 1998 and 1997, 1,000 and 18,125 shares, respectively, of restricted stock were issued, with a weighted average grant-date fair values of $38.25 and $24.67 per share. These shares vest five years from the grant date. There were no similar shares issued during 1996.

                            CHITTENDEN CORPORATION

  The following tables summarize information regarding the Company's stock option plans:

                                                      Weighted Average
                                                      Price Per Share  Options
                                                      ---------------- --------
December 31, 1995....................................      $ 7.50       813,599
  Granted............................................       20.38       221,916
  Exercised..........................................        4.70      (405,060)
  Expired............................................       14.10       (32,380)
                                                           ------      --------
December 31, 1996....................................       13.82       598,075
  Granted............................................       25.71        22,756
  Exercised..........................................        9.92       (92,076)
  Expired............................................       21.00        (1,250)
                                                           ------      --------
December 31, 1997....................................       15.00       527,505
  Granted............................................       36.15       268,000
  Exercised..........................................        8.59       (52,441)
  Expired............................................         --            --
                                                           ------      --------
December 31, 1998....................................      $23.08       743,064
                                                           ======      ========

Options Outstanding and Exercisable

                                Options Outstanding                  Options Exercisable
December 31, 1998  --------------------------------------------- ----------------------------
                               Weighted Average     Weighted                     Weighted
Range of Exercise    Options      Remaining     Average exercise   Options   Average exercise
Prices:            Outstanding Contractual Life      Price       Outstanding      Price
-----------------  ----------- ---------------- ---------------- ----------- ----------------
$2.56-
 $15.31              254,183         5.28            $11.02        254,183        $11.02
$17.80-
 $29.09              334,381         8.31             23.81        198,567         22.08
$33.75-
 $56.28              154,500         9.14             41.33         37,500         35.19
                     -------         ----            ------        -------        ------
$2.56-
 $56.28              743,064         7.45            $23.08        490,250        $17.35
                     =======         ====            ======        =======        ======

  If compensation cost for these plans had been determined in accordance with SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                          1998    1997    1996
                                                         ------- ------- -------
                                                          (in thousands, except
                                                             per share data)
Net Income:
  As Reported........................................... $30,665 $29,406 $26,721
  Pro Forma.............................................  29,006  28,989  26,434
Earnings Per Share:
 Basic:
  As Reported........................................... $  2.14 $  1.99 $  1.75
  Pro Forma.............................................    2.03    1.96    1.74
 Diluted:
  As Reported........................................... $  2.09    1.94    1.72
  Pro Forma.............................................    1.98    1.91    1.70

  The SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995; the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                            CHITTENDEN CORPORATION

  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996:

                                                               1998  1997  1996
                                                               ----  ----  ----
Expected life (years)......................................... 6.75  7.75  7.75
Interest rate................................................. 4.82% 5.97% 6.75%
Volatility.................................................... 30.8  29.0  25.4
Dividend yield................................................ 2.34% 2.74% 3.60%

  Using these assumptions, the weighted average fair value of options granted was $9.54, $8.22 and $4.62 in 1998, 1997 and 1996, respectively.

Note 10 Employee Benefits

 Pension Plan

  CTC has a noncontributory pension plan covering substantially all of its employees. Benefits are based on years of service and the level of compensation during the final years of employment. CTC's funding policy for the plan is to contribute annually the amount necessary to meet the minimum funding standards established by the Employee Retirement Income Security Act (ERISA). Additional contributions may be made at the election of the Company. This contribution is based on an actuarial method that recognizes estimated future salary levels and service.

  The changes in the benefit obligation for the years ended December 31, 1998 and 1997 are as follows:

                                                                1998     1997
                                                               -------  -------
                                                               (in thousands)
Projected Benefit Obligation at beginning of year............. $17,728  $15,726
  Service cost................................................     692      589
  Interest cost...............................................   1,254    1,208
  Actuarial loss..............................................   1,057      974
  Disbursements...............................................  (1,066)    (769)
                                                               -------  -------
Projected Benefit Obligation at end of year................... $19,665  $17,728
                                                               =======  =======

  The changes in the plan assets for the years ended December 31, 1998 and 1997 are as follows:

                                                                1998     1997
                                                               -------  -------
                                                               (in thousands)
Fair Value of Assets at beginning of year....................  $18,122  $16,036
  Actual return on plan assets...............................    3,350    2,855
  Company Contributions......................................    1,500      --
  Disbursements..............................................   (1,066)    (769)
                                                               -------  -------
Fair Value of Assets at end of year..........................  $21,906  $18,122
                                                               =======  =======
Projected Benefit Obligation less than Fair Value of Assets..  $ 2,241  $   394
Prior service cost not yet recognized in net periodic pension
 cost........................................................   (2,093)  (2,377)
Unrecognized net transition asset being amortized over
 participants' period of service.............................      (92)    (105)
Unrecognized net (gain) loss from past experience different
 from that assumed...........................................     (899)    (193)
                                                               -------  -------
Accrued pension cost included in accrued expenses and other
 liabilities.................................................  $  (843) $(2,281)
                                                               =======  =======

                            CHITTENDEN CORPORATION

  Weighted-average assumptions as of December 31, 1998 and 1997:

                                                                     1998  1997
                                                                     ----  ----
Discount Rate....................................................... 6.50% 7.00%
Expected return on plan assets...................................... 9.00% 9.00%
Rate of compensation increase....................................... 5.00% 5.00%

  Net pension expense components included in employee benefits in the consolidated statements of income are as follows for December 31, 1998, 1997 and 1996:

                                                       1998     1997     1996
                                                      -------  -------  -------
                                                          (in thousands)
Service cost......................................... $   692  $   589  $   441
Interest cost........................................   1,254    1,208    1,112
Expected return on plan assets.......................  (1,588)  (1,409)  (1,257)
                                                      -------  -------  -------
Net Amortization:
  Prior service cost.................................    (283)    (283)    (283)
  Net Actuarial loss/(gain)..........................      --       --       25
  Transition amount..................................     (13)     (13)     (13)
                                                      -------  -------  -------
Total Amortization...................................    (296)    (296)    (271)
Net pension expense.................................. $    62  $    92  $    25
                                                      =======  =======  =======

  Amounts resulting from changes in actuarial assumptions used to measure the Bank's benefit obligations are not recognized as they occur, but are amortized systematically over subsequent periods.

  CTC has supplemental pension arrangements with certain retired employees. The liability, included in accrued expenses and other liabilities, related to such arrangements was $553,000 and $660,000 at December 31, 1998 and 1997, respectively.

  The Company has established a supplemental executive retirement plan (SERP) for members of the executive management group. This plan is intended to cover only those benefits excluded from coverage under the Bank's qualified defined benefit pension plan as a result of IRS regulations. The design elements of this SERP mirror those of the Bank's qualified plan. In addition to the SERP, the Company has a separate arrangement with its Chief Executive Officer under which contributions are accrued based upon the Company's Return on Equity
(ROE). An ROE of 10% is the minimum threshold at which any contribution will be made. Benefits are payable upon attaining the age of 55, except in the event of death or disability. The liability related to the SERPs, included in accrued expenses and other liabilities, was $961,000 and $678,000 at December 31, 1998 and 1997, respectively.

 Other Benefit Plans

  CTC has an incentive savings and profit sharing plan to provide eligible employees with a means to save and invest a portion of their earnings, supplemented by contributions from CTC. Investment in the Company's common stock is one of seven investment options available to employees.

  Eligible employees of CTC may contribute, by salary reductions, up to 6% of their compensation as a basic employee contribution and may contribute up to an additional 10% of their compensation as a supplemental employee contribution. CTC makes an incentive savings contribution in an amount equal to 35% of each employee's basic contribution. In 1998, 1997, and 1996, 39,981, 74,631, and 49,422 shares, respectively, of the Company's common stock were purchased through the incentive savings and profit sharing plan; $387,000, $330,000, and $290,000, respectively, were charged to expense for contributions and payments made or to be

                            CHITTENDEN CORPORATION
made under the plan. In 1997, the Company established a supplemental executive savings plan. This plan is intended to cover only those benefits excluded from coverage under the Bank's qualified defined benefit pension plan as a result of IRS regulations. Under this plan, participants agree to elect a reduction in their earnings and the Company credits their retirement account in the amount of the reduction. This contribution, when combined with the regular pre-tax contributions, shall not exceed 16% of the individual's earnings. Expenses related to this plan were $27,500 and $9,000 in 1998 and 1997, respectively, and are included in the contribution expenses above.

  CTC may also make an additional matching contribution based on the extent to which the annual corporate profitability goals established by the Board of Directors are met. Expenses related to achievement of profitability goals totaled $238,000, $345,000, and $319,000, in 1998, 1997, and 1996,
respectively.

  CTC also has an Executive Management Incentive Compensation Plan. Executives at defined levels of responsibility are eligible to participate in the plan. Incentive award payments are determined on the basis of corporate profitability and individual performance, with incentive awards ranging from zero to 100% of annual compensation. These awards are paid over a four-year period, contingent upon meeting profitability goals in the subsequent three years. Expenses for this plan totaled $938,000, $1,099,000, and $769,000 in 1998, 1997, and 1996, respectively.

  The Company has a Directors' Deferred Compensation Plan. Under the plan, Directors may defer fees and retainers that would otherwise be payable currently. Deferrals may be made to an uninsured interest account or an account recorded in equivalents of the Company's common stock. Expenses for this plan totaled $448,000, $519,000, and $365,000 for 1998, 1997, and 1996,
respectively. Included in the expenses for 1997 was $116,000 related to the $0.60 per share special dividend paid in during the year. Shares which will be issued under the plan totaled 217,451 at December 31, 1998.

  BWM and FBT have separate 401(k) plans under which those banks contributed $292,000, $222,000 and $178,000 in 1998, 1997 and 1996 respectively. Pomerleau has a separate 401(k) under which they contributed $47,000 and $40,000 in 1998 and 1997, respectively.

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

                            CHITTENDEN CORPORATION

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

  Financial instruments whose contractual amounts represent off-balance sheet risk at December 31, 1998 and 1997 are as follows:

                                                                1998     1997
                                                              -------- --------
                                                               (in thousands)
Commitments to originate loans............................... $ 77,579 $ 54,834
Unused lines of credit.......................................  214,969  188,570
Standby letters of credit....................................   19,272   25,665
Unadvanced portions of construction loans....................   25,195   16,658
Equity commitments to limited partnerships...................    2,673      675

Note 12 Commitments and Contingencies

  As nonmembers of the Federal Reserve System, the Banks are required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement, included in cash and cash equivalents, was $12,864,000 and $14,265,000 at December 31, 1998 and 1997, respectively.

  CTC and FBT have contracts for data processing services that extend to March 2003 and April 1999, respectively. Base fees required to be paid during the remaining term of the contract are approximately $17,022,000. Total fees to be paid may be the same as or exceed the base fees depending on additional services rendered and consumer price index changes during the remaining term of the contract.

  The Company has entered into severance agreements with the Chief Executive Officer and several members of senior management. These agreements are triggered by a change of control under certain circumstances. Payments are equal to 2.99 times annual salary for the Chief Executive Officer and from 1 to 2 times annual salary for the individual participating members of senior management.

  Various legal claims against the Company arising in the normal course of business were outstanding at December 31, 1998. Management, after reviewing these claims with legal counsel, is of the opinion that the resolution of these claims will not have a material effect on the financial condition or results of operations of the Company.

Note 13 Other Noninterest Expense

  The components of other noninterest expense for the years presented are as follows:

                                                         1998    1997    1996
                                                        ------- ------- -------
                                                            (in thousands)
Data processing........................................ $ 5,371 $ 5,424 $ 5,023
Amortization of intangible assets .....................   1,359   1,310   1,223
Legal and professional.................................   1,180   1,443   1,453
Marketing..............................................   1,816   2,164   2,154
Software and supplies..................................   2,362   2,275   2,077
Other..................................................  10,547  10,351  10,126
                                                        ------- ------- -------
                                                        $22,635 $22,967 $22,056
                                                        ======= ======= =======

                            CHITTENDEN CORPORATION

Note 14 Related Party Transactions

  Directors and executive officers of the Banks and their associates are credit customers of the Banks in the normal course of business. All loans and commitments included in such transactions are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons, and do not involve more than normal risk of collectibility or present other unfavorable features.

  An analysis of loans to directors and executive officers of the Banks and their associates, for 1998, is as follows (in thousands):

         Balance at                                                   Balance at
      December 31, 1997       Additions         Reductions         December 31, 1998
      -----------------       ---------         ----------         -----------------
           $8,262              11,581             4,285                 $15,558
           ======              ======             =====                 =======

Note 15 Quarterly Financial Data (Unaudited)

  A summary of quarterly financial data for 1998 and 1997 is presented below:

                                                      Three Months Ended
                                               --------------------------------
                                                                 Sept.
1998                                           March 31 June 30   30    Dec. 31
----                                           -------- ------- ------- -------
                                               (in thousands, except per share
                                                           amounts)
Total interest income......................... $37,509  $37,883 $38,167 $37,952
Total interest expense........................  15,070   15,291  15,108  15,039
                                               -------  ------- ------- -------
Net interest income...........................  22,439   22,592  23,059  22,913
Provision for possible loan losses............   1,275    1,275   1,275   1,275
Noninterest income............................   7,841    8,280   8,170   8,111
Noninterest expense...........................  17,749   17,882  18,149  17,987
                                               -------  ------- ------- -------
Income before income taxes....................  11,256   11,715  11,805  11,762
Provision for income taxes....................   3,920    3,885   4,101   3,967
                                               -------  ------- ------- -------
Net income.................................... $ 7,336  $ 7,830 $ 7,704 $ 7,795
                                               =======  ======= ======= =======
Basic earnings per share...................... $  0.51  $  0.54 $  0.54 $  0.55
Diluted earnings per share....................    0.50     0.53    0.53    0.54
Dividends paid per share......................   0.177     0.20    0.20    0.20
                                                      Three Months Ended
                                               --------------------------------
                                                                 Sept.
1997                                           March 31 June 30   30    Dec. 31
----                                           -------- ------- ------- -------
                                               (in thousands, except per share
                                                           amounts)
Total interest income......................... $36,165  $37,427 $38,110 $38,327
Total interest expense........................  14,236   14,685  15,280  15,299
                                               -------  ------- ------- -------
Net interest income...........................  21,929   22,742  22,830  23,028
Provision for possible loan losses............   1,013    1,012   1,013   1,012
Noninterest income (1)........................   6,399    7,322   7,060   7,419
Noninterest expense (1).......................  16,917   17,668  17,363  17,999
                                               -------  ------- ------- -------
Income before income taxes....................  10,398   11,384  11,514  11,436
Provision for income taxes....................   3,514    3,867   3,978   3,967
                                               -------  ------- ------- -------
Net income.................................... $ 6,884  $ 7,517 $ 7,536 $ 7,469
                                               =======  ======= ======= =======
Basic earnings per share......................  $0.45    $0.50   $0.52   $0.52
Diluted earnings per share....................   0.44     0.49    0.50    0.50
Dividends paid per share......................   0.160    0.176   0.176   0.776

--------
(1) Includes the operations of The Pomerleau Agency as of its acquisition in May 1997.

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

 Loans

  Fair values are estimated for portfolios of loans with similar financial and credit characteristics. The loan portfolio was evaluated in the following segments: commercial, residential real estate, commercial real estate, construction, home equity, lease financing receivables and other consumer loans. Other consumer loans include installment, credit card. Each of these consumer portfolios also was evaluated separately.

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

 Mortgage Servicing Rights

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

                            CHITTENDEN CORPORATION

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

  The estimated fair values of the Company's financial instruments are as follows:

                                               December 31,
                                -------------------------------------------
                                        1998                  1997
                                --------------------- ---------------------
                                 Carrying              Carrying
                                  Amount   Fair Value   Amount   Fair Value
                                ---------- ---------- ---------- ----------
                                              (in thousands)
Financial assets:
  Cash and cash equivalents.... $  134,678 $  134,678 $  143,394 $  143,394
  Securities available for
   sale........................    503,699    503,699    363,279    363,279
  Federal Home Loan Bank Stock.      5,591      5,591      5,591      5,591
  Loans, net...................  1,375,593  1,380,683  1,372,417  1,385,437
  Mortgage loans held for sale.     25,974     25,974     16,433     16,433
  Mortgage servicing rights ...      5,083      6,296      3,567      3,959
Financial liabilities:
  Deposits:
    Demand.....................    321,179    321,179    302,555    302,555
    Savings....................  1,056,550  1,056,550    924,846    924,846
    Certificates of deposit
     less than $100,000 and
     other time deposits.......    394,310    394,991    409,055    409,996
    Certificates of deposit
     $100,000 and over.........    118,715    118,822    121,089    121,282
  Short-term borrowings........     23,369     23,369     25,489     25,489
  Commitments..................        143        143        152        135

                             CHITTENDEN CORPORATION

Note 17 Parent Company Financial Statements

Chittenden Corporation (Parent Company Only)

Balance Sheets

                                                                December 31,
                                                              -----------------
                                                                1998     1997
                                                              -------- --------
                                                               (in thousands)
Assets
Cash and cash equivalents.................................... $  9,852 $  7,586
Investment in subsidiaries at equity in net assets...........  164,025  153,589
Other assets.................................................    1,972    1,493
                                                              -------- --------
  Total assets............................................... $175,849 $162,668
                                                              ======== ========
Liabilities and stockholders' equity
Liabilities:
Accrued expenses and other liabilities....................... $    702 $    395
                                                              -------- --------
  Total liabilities..........................................      702      395
                                                              -------- --------
  Total stockholders' equity.................................  175,147  162,273
                                                              -------- --------
  Total liabilities and stockholders' equity ................ $175,849 $162,668
                                                              ======== ========

Statements of Income

                                                         Years Ended December
                                                                  31,
                                                        ------------------------
                                                         1998    1997     1996
                                                        ------- -------  -------
Operating income:                                            (in thousands)
  Dividends from bank subsidiaries....................  $23,597 $42,250  $10,383
  Interest income.....................................      109     175      103
  Gain on sale of securities..........................      --      114      --
                                                        ------- -------  -------
    Total operating income............................   23,706  42,539   10,486
                                                        ------- -------  -------
Operating expense.....................................    1,094     782      929
                                                        ------- -------  -------
    Total operating expense...........................    1,094     782      929
                                                        ------- -------  -------
Income before income taxes and equity in undistributed
 earnings of subsidiaries.............................   22,612  41,757    9,557
Income tax benefit....................................      309     155      260
                                                        ------- -------  -------
Income before equity in undistributed earnings of
 subsidiaries.........................................   22,921  41,912    9,817
Equity in undistributed earnings of bank subsidiaries
 .....................................................    7,744 (12,506)  16,904
                                                        ------- -------  -------
Net income............................................  $30,665 $29,406  $26,721
                                                        ======= =======  =======

                            CHITTENDEN CORPORATION

Statements of Cash Flows

                                                      Years Ended December
                                                               31,
                                                     -------------------------
                                                      1998     1997     1996
                                                     -------  -------  -------
                                                         (in thousands)
Cash flows from operating activities:
  Net income........................................ $30,665  $29,406  $26,721
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Equity in undistributed earnings of bank
     subsidiaries ..................................  (7,744)  12,506  (16,904)
    Gain on sale of securities......................     --      (114)     --
  (Increase) decrease in other assets...............    (480)    (280)    (136)
  Increase (decrease) in accrued expenses and other
   liabilities......................................     576     (100)     (29)
                                                     -------  -------  -------
    Net cash provided by operating activities.......  23,017   41,418    9,652
                                                     -------  -------  -------
Cash flows from investing activities:
  Proceeds from the sale of securities..............     --       345      --
                                                     -------  -------  -------
    Net cash provided by investing activities.......     --       345      --
                                                     -------  -------  -------
Cash flows from financing activities:
  Proceeds from issuance of treasury and common
   stock............................................     502      966    2,206
  Dividends on common stock......................... (11,162) (18,892)  (8,747)
  Repurchase of common stock........................  (9,998) (25,983)     --
  Cash paid to list on New York Stock Exchange, net
   of taxes.........................................     (93)     --       --
                                                     -------  -------  -------
    Net cash used in financing activities........... (20,751) (43,909)  (6,541)
                                                     -------  -------  -------
  Net increase (decrease) in cash and cash
   equivalents......................................   2,266   (2,146)   3,111
  Cash and cash equivalents at beginning of year....   7,586  $ 9,732    6,621
                                                     -------  -------  -------
  Cash and cash equivalents at end of year.......... $ 9,852  $ 7,586  $ 9,732
                                                     =======  =======  =======

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

  Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the tables below) of total and Tier I capital (as defined in the regulation) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 1998, that the Company and the Banks meet all capital adequacy requirements.

  As of December 31, 1998, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company and the Banks as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as adequately or well capitalized, the Company and the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the tables below. There are no conditions or events since that notification that management believes have changed the institutions' categories.

                            CHITTENDEN CORPORATION

  The Company's and the Banks' actual capital amounts (dollars in thousands) and ratios are presented in the following tables:

                                                                  To Be Well
                                                                 Capitalized
                                                                 Under Prompt
                                                                  Corrective
                                               For Capital          Action
                                Actual      Adequacy Purposes    Provisions:
                            --------------  ------------------- --------------
                             Amount  Ratio    Amount    Ratio    Amount  Ratio
                            -------- -----  ---------- -------- -------- -----
As of December 31, 1998:
Total Capital (to Risk
 Weighted Assets):
  Consolidated............  $178,508 11.18% $  127,691   8.00%       N/A   N/A
  Chittenden Trust
   Company................   119,335 10.49      90,978   8.00   $113,722 10.00%
  Bank of Western
   Massachusetts..........    23,507 10.00      18,801   8.00     23,501 10.00
  Flagship Bank & Trust...    24,480 10.58      18,502   8.00     23,128 10.00
Tier 1 Capital (to Risk
 Weighted Assets):
  Consolidated............   158,500  9.90      64,026   4.00        N/A   N/A
  Chittenden Trust
   Company................   105,094  9.22      45,572   4.00     68,358  6.00
  Bank of Western
   Massachusetts..........    20,535  8.64       9,508   4.00     14,263  6.00
  Flagship Bank & Trust...    21,957  9.49       9,251   4.00     13,877  6.00
Tier 1 Capital (to Average
 Assets):
  Consolidated............   158,500  7.37      85,974   4.00        N/A   N/A
  Chittenden Trust
   Company................   105,094  6.89      61,034   4.00     76,293  5.00
  Bank of Western
   Massachusetts..........    20,535  7.57      10,849   4.00     13,561  5.00
  Flagship Bank & Trust...    21,957  6.33      13,875   4.00     17,344  5.00

                                                                To Be Well
                                                            Capitalized Under
                                            For Capital     Prompt Corrective
                              Actual     Adequacy Purposes  Action Provisions:
                          -------------- --------------------------------------
                           Amount  Ratio   Amount    Ratio    Amount    Ratio
                          -------- ----- ---------- ------------------ --------
As of December 31, 1997:
Total Capital (to Risk
 Weighted Assets):
  Consolidated........... $165,004 11.17 $  118,201   8.00         N/A     N/A
  Chittenden Trust
   Company...............  111,312 10.60     84,016   8.00  $  105,050   10.00
  Bank of Western
   Massachusetts.........   21,181 10.14     16,708   8.00      20,885   10.00
  Flagship Bank & Trust..   23,983 10.98     17,480   8.00      21,850   10.00
Tier 1 Capital (to Risk
 Weighted Assets):
  Consolidated...........  146,434  9.86     59,426   4.00         N/A     N/A
  Chittenden Trust
   Company...............   98,118  9.30     42,221   4.00      63,332    6.00
  Bank of Western
   Massachusetts.........   18,543  8.79      8,443   4.00      12,664    6.00
  Flagship Bank & Trust..   21,244  9.70      8,764   4.00      13,146    6.00
Tier 1 Capital (to
 Average Assets):
  Consolidated...........  146,434  7.43     78,793   4.00         N/A     N/A
  Chittenden Trust
   Company...............   98,118  7.05     55,680   4.00      69,600    5.00
  Bank of Western
   Massachusetts.........   18,543  7.31     10,141   4.00      12,676    5.00
  Flagship Bank & Trust..   21,244  6.65     12,773   4.00      15,967    5.00

Note 19 Business Segments

  On January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting operating segments of a business enterprise. SFAS No. 131 has established revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Operating segments are components of an enterprise, which are evaluated regularly by the

                            CHITTENDEN CORPORATION
chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the President and Chief Executive Officer of the Company. The adoption of SFAS 131 did not have a material effect on the Company's primary financial statements, but did result in the disclosure of segment information contained herein.

  The Company has identified Commercial Banking as its reportable operating business segment based on the fact that the results of operations are viewed as a single strategic unit by the chief operating decision maker. The Commercial Banking segment is comprised of the three Commercial Banking subsidiaries and CCC, which provide similar products and services, have similar distribution methods, types of customers and regulatory responsibilities. Commercial Banking derives its revenue from a wide range of banking services, including lending activities, acceptance of demand, savings and time deposits, safe deposit facilities, merchant credit card services, trust and investment management, data processing, brokerage services, mortgage banking, and loan servicing for investor portfolios.

  Immaterial operating segments of the Company's operations, which do not have similar characteristics to the commercial banking operations and do not meet the quantitative thresholds requiring disclosure, are included in the Other category in the disclosure of business segments below.

  The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies. The consolidation adjustment reflects certain eliminations of inter-segment revenue, cash and Parent Company investments in subsidiaries.

  The following tables present the results of the Company's reportable operating business segment results as of December 31, 1998, 1997 and 1996:

                                 Commercial           Consolidation
                                  Banking   Other(2)   Adjustments  Consolidated
                                 ---------- --------  ------------- ------------
Year Ended December 31, 1998
Net Interest Revenue (1).......  $   91,003 $    211    $    (211)   $   91,003
Non Interest Income:
 Investment Management Income..       6,668      --           --          6,668
 Service Charges on Deposits...       7,067      --           --          7,067
 Mortgage Servicing Income.....       1,907      --           --          1,907
 Gains on sales of mortgage
  loans, net...................       4,814      --           --          4,814
 Credit Card Income, net.......       3,582      --           --          3,582
 Insurance Commissions, net....         --     2,917          (39)        2,878
 Other non-interest income.....       5,459       27          --          5,486
                                 ---------- --------    ---------    ----------
Total non-interest income......      29,497    2,944          (39)       32,402
                                 ---------- --------    ---------    ----------
Total income...................     120,500    3,155         (250)      123,405
Provision for Possible Loan
 Losses........................       5,100      --           --          5,100
Depreciation and Amortization
 Expense.......................       4,686      346          --          5,032
Salaries and Employee Benefits.      38,248    1,396          --         39,644
Other non-interest expense.....      25,380    1,711          --         27,091
                                 ---------- --------    ---------    ----------
Total non-interest expense.....      68,314    3,453          --         71,767
                                 ---------- --------    ---------    ----------
Income (loss) before income
 taxes.........................      47,086     (298)        (250)       46,538
Income tax expense (benefit)...      15,907      (34)         --         15,873
                                 ---------- --------    ---------    ----------
Net Income (Loss)..............  $   31,179 $   (264)   $    (250)   $   30,665
                                 ========== ========    =========    ==========
End of Period Assets...........  $2,117,687 $183,921    $(179,589)   $2,122,019
End of Period Loans, net.......   1,401,568      --           --      1,401,568
End of Period Deposits.........   1,900,698      --        (9,943)    1,890,755
Expenditures for long-lived
 assets........................       5,500      202          --          5,702

                            CHITTENDEN CORPORATION

                                 Commercial           Consolidation
                                  Banking   Other(2)   Adjustments  Consolidated
                                 ---------- --------  ------------- ------------
Year Ended December 31, 1997
Net Interest Revenue (1).......  $   90,529 $    221    $    (221)   $   90,529
Non Interest Income:
 Investment Management Income..       5,385      --           --          5,385
 Service Charges on Deposits...       6,952      --           --          6,952
 Mortgage Servicing Income.....       2,314      --           --          2,314
 Gains on sales of mortgage
  loans, net...................       2,470      --           --          2,470
 Credit Card Income, net.......       4,774      --           --          4,774
 Insurance Commissions, net....         --     1,380          (53)        1,327
 Other non-interest income.....       4,864      114          --          4,978
                                 ---------- --------    ---------    ----------
Total non-interest income......      26,759    1,494          (53)       28,200
                                 ---------- --------    ---------    ----------
Total income...................     117,288    1,715         (274)      118,729
Provision for Possible Loan
 Losses........................       4,050      --           --          4,050
Depreciation and Amortization
 Expense.......................       4,680      211          --          4,891
Salaries and Employee Benefits.      36,617      851          --         37,468
Other non-interest expense.....      26,415    1,173          --         27,588
                                 ---------- --------    ---------    ----------
Total non-interest expense.....      67,712    2,235          --         69,947
                                 ---------- --------    ---------    ----------
Income (loss) before income
 taxes.........................      45,526     (520)        (274)       44,723
Income tax expense (benefit)...      15,492     (166)         --         15,326
                                 ---------- --------    ---------    ----------
Net Income (Loss)..............  $   30,034 $   (354)   $    (274)   $   29,406
                                 ========== ========    =========    ==========
End of Period Assets...........  $1,970,135 $170,305    $(163,290)   $1,977,150
End of Period Loans, net.......   1,388,850      --           --      1,388,850
End of Period Deposits.........   1,765,078      --        (7,533)    1,757,545
Expenditures for long-lived
 assets........................       6,662       34          --          6,696

                                 Commercial           Consolidation
                                  Banking   Other(2)   Adjustments  Consolidated
                                 ---------- --------  ------------- ------------
Year Ended December 31, 1996
Net Interest Revenue (1).......  $   83,959 $     92    $     (92)   $   83,959
Non Interest Income:
 Investment Management Income..       4,895      --           --          4,895
 Service Charges on Deposits...       6,260      --           --          6,260
 Mortgage Servicing Income.....       2,454      --           --          2,454
 Gains on sales of mortgage
  loans, net...................       2,606      --           --          2,606
 Credit Card Income, net.......       4,198      --           --          4,198
 Insurance Commissions, net....         --       --           --            --
 Other non-interest income.....       4,382       11          --          4,393
                                 ---------- --------    ---------    ----------
Total non-interest income......      24,795       11          --         24,806
                                 ---------- --------    ---------    ----------
Total income...................     108,754      103          (92)      108,765
Provision for Possible Loan
 Losses........................       4,183      --           --          4,183
Depreciation and Amortization
 Expense.......................       4,774      --           --          4,774
Salaries and Employee Benefits.      33,228      --           --         33,228
Other non-interest expense.....      25,480      928          --         26,408
                                 ---------- --------    ---------    ----------
Total non-interest expense.....      63,482      928          --         64,410
                                 ---------- --------    ---------    ----------
Income (loss) before income
 taxes.........................      41,089     (825)         (92)       40,172
Income tax expense (benefit)...      13,711     (260)         --         13,451
                                 ---------- --------    ---------    ----------
Net Income (Loss)..............  $   27,378 $   (565)   $     (92)   $   26,721
                                 ========== ========    =========    ==========
End of Period Assets...........  $1,970,135 $170,305    $(163,290)   $1,977,150
End of Period Loans, net.......   1,326,441      --           --      1,326,441
End of Period Deposits.........   1,771,386      --        (9,807)    1,761,579
Expenditures for long-lived
 assets........................       2,901      --           --          2,901

--------
(1) The Commercial Banking segment derives a majority of its revenue from interest. In addition, management primarily relies on net interest revenue, not the gross revenue and expense amounts, in managing that segment. Therefore, only the net amount has been disclosed.
(2) Revenue derived from these non-reportable segments includes insurance commissions from various insurance related products and services, which began during 1997.

                            CHITTENDEN CORPORATION

Note 20 Recent Accounting Pronouncements

  In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statements of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires computer software costs associated with internal-use software to be expensed as incurred until certain capitalization criteria are met. SOP 98-1 is effective for the Company's fiscal year beginning January 1, 1999. The Company does not believe that adoption of SOP 98-1 will have a material impact on the Company's financial statements.

  In April 1998, the AICPA issued SOP 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 requires all costs associated with pre-opening, pre-operating and organization activities to be expensed as incurred. SOP 98-5 will be effective for the company beginning January 1, 1999. The Company believes that adoption of SOP 98-5 will not have a material impact on the Company's financial position and results of operation.

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes the accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment. Statement 133 is effective for the Company's fiscal year beginning January 1, 2000. The Company has the option to elect to early adopt the Statement at the beginning of its next fiscal quarter. The statement cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and
(b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). The Company has not yet quantified the impact of adopting Statement 133 on its consolidated financial statements and has not determined the timing of or method of its adoption of the Statement. However, the Company does not expect that the adoption will have a material impact on its financial position or results of operation.

  In October 1998, the FASB issued SFAS No. 134, Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. This statement requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This statement will be effective for the fiscal quarter beginning January 1, 1999. This statement is not expected to have a material effect on the Company's financial condition.

To the Board of Directors and Stockholders of Chittenden Corporation:

  We have audited the accompanying consolidated balance sheets of Chittenden Corporation and its subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chittenden Corporation and its subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Boston, Massachusetts
January 15, 1999

                   MANAGEMENT'S STATEMENT OF RESPONSIBILITY

  The consolidated financial statements contained in this annual report on Form 10-K have been prepared in accordance with generally accepted accounting principles and, where appropriate, include amounts based upon management's best estimates and judgments. Management is responsible for the integrity and the fair presentation of the consolidated financial statements and related information.

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

  The Audit Committee, which is comprised entirely of non-employee directors, is responsible for ensuring that management, internal auditors, and the independent public accountants fulfill their respective responsibilities with regard to the consolidated financial statements. The Audit Committee meets periodically with management, internal auditors and the independent public accountants to assure that each is carrying out its responsibilities. The internal auditors and the independent public accountants have full and free access to the Audit Committee and meet with it, with and without management being present, to discuss the scope and results of their audits and any recommendations regarding the system of internal controls.

  The responsibility of the Company's independent public accountants, Arthur Andersen LLP, is limited to an expression of their opinion as to the fairness of the consolidated financial statements presented. Their opinion is based on an audit conducted in accordance with generally accepted auditing standards as described in the second paragraph of their report.

/s/ Paul A. Perrault                      /s/ Kirk W. Walters
President, Chief Executive Officer        Executive Vice President and
and Chair of Board of Directors           Chief Financial Officer

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable

                                   PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding the directors of the Registrant is included in the Company's Joint Proxy Statement/Prospectus for the 1999 Annual Meeting of Stockholders of Chittenden Corporation and the Special Meeting of Stockholders of Vermont Financial Services Corporation at pages 103-105, and is specifically incorporated herein by reference.

  At December 31, 1998, the principal officers of the Company and its principal subsidiary, CTC, with their ages, positions, and years of appointment, were as follows:

                                     Year
 Name                          Age Appointed              Positions
 ----                          --- ---------              ---------
 Paul A. Perrault............   47   1990    President, Chief Executive Officer
                                              of the Company and CTC, and Chair
                                              of the Company and CTC
 John P. Barnes..............   43   1990    Executive Vice President of the
                                              Company and CTC
 Lawrence W. DeShaw..........   52   1990    Executive Vice President of the
                                              Company and CTC
 John W. Kelly...............   49   1990    Executive Vice President of the
                                              Company and CTC
 Danny H. O'Brien............   48   1990    Executive Vice President of the
                                              Company and CTC
 Kirk W. Walters.............   43   1996    Executive Vice President, Chief
                                              Financial Officer, and Treasurer
                                              of the Company and CTC
 F. Sheldon Prentice.........   48   1985    Senior Vice President, General
                                              Counsel, and Secretary of the
                                              Company and CTC
 Howard L. Atkinson..........   54   1996    Chief Auditor of the Company and
                                              CTC

  All of the current officers, except Mr. Walters and Mr. Atkinson, have been principally employed in executive positions with CTC for more than seven years.

  In accordance with the provisions of the Company's By-laws, the officers, with the exception of the Secretary, hold office at the pleasure of the Board of Directors. The Secretary is elected annually by the Board of Directors.

ITEM 11 EXECUTIVE COMPENSATION

  Information regarding remuneration of the directors and officers of the Company is included in the Company's Joint Proxy Statement/Prospectus for the 1999 Annual Meeting of Stockholders of Chittenden Corporation and the Special Meeting of Stockholders of Vermont Financial Services Corporation at pages 107-111 and is specifically incorporated herein by reference.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information regarding the security ownership of directors and director-nominees of the Company, all directors and officers of the Company as a group, and certain beneficial owners of the Company's common stock, as of January 22, 1999, is included in the Company's Joint Proxy Statement/Prospectus for its 1999 Annual Meeting of Stockholders of Chittenden Corporation and the Special Meeting of Stockholders of Vermont Financial Services Corporation at pages 113-114, and is specifically incorporated herein by reference.

  There are no arrangements known to the registrant that may, at a subsequent date, result in a change of control of the registrant.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding certain relationships and transactions between the Company and its Directors, Director-Nominees, Executive Officers, and family members of these individuals, is included in the Company's Joint Proxy Statement/Prospectus for its 1999 Annual Meeting of Stockholders of Chittenden Corporation and the Special meeting of Stockholders of Vermont Financial Services Corporation at page 114, and is specifically incorporated herein by reference.

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

  (3) Exhibits

  (a) The following are included as exhibits to this report:

 2.1     Agreement and Plan of Merger, dated as of December 16, 1998, between the Company,
         Chittenden Acquisition Subsidiary, Inc. and Vermont Financial Services Corp.,
         incorporated by reference to the Company's Form 8-K/A filed with the SEC on
         January 6, 1999.
 3(i).1  Amended and restated Articles of Incorporation of the Company, incorporated herein by reference to the Proxy Statement for the 1994 Annual Meeting of
         Stockholders.
 3(ii).1 By-laws of the Company, as amended and restated as of October 18, 1997.
 4.      Statement of the Company regarding its Dividend Reinvestment Plan is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.
 10.1    Directors' Deferred Compensation Plan, dated April 1972, as amended May 20, 1992, incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.
 10.2    Amended and Restated Pension Plan, incorporated herein by reference to the
         Company's Annual Report on Form 10-Q for the period ended September 30, 1996.
 10.3    Incentive Savings and Profit Sharing Plan, attached to the Company's Annual
         Report on Form 10-K for the year ended December 31, 1994, as amended for the year ended December 31, 1995.

 10.4  Letter from the Company to Paul A. Perrault, dated July 26, 1990, regarding terms of employment, incorporated herein by reference to the Company's Annual Report on
       Form 10-K for the year ended December 31, 1990.
 10.5  The Company's 1988 Stock Option Plan, incorporated herein by reference to the
       Company's Annual Report on Form 10-K for the year ended December 31, 1987.
 10.6  The Company's Restricted Stock Plan, incorporated herein by reference to the
       Company's Proxy Statement in connection with the 1986 Annual Meeting of
       Stockholders.
 10.8  Executive Management Incentive Compensation Plan ("EMICP"), incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December
       31, 1994.
 10.9  Amendment to EMICP to increase cap on awards from 60% to 100% of base salary, incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
 10.10 The Company's Stock Incentive Plan, amended and restated January 1, 1997, incorporated herein by reference to the Company's Proxy Statement for the 1997
       Annual Meeting of Stockholders.
 10.11 Compensation plan of Paul A. Perrault, incorporated herein by reference to the
       Company's Annual Report on Form 10-K for the year ended December 31, 1996.
 10.12 Supplemental Executive Retirement Plan of Paul A. Perrault, incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December
       31, 1996.
 10.13 Supplemental Executive Cash Balance Restoration Plan incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December
       31, 1997.
 10.14 Supplemental Executive Savings Plan, incorporated herein by reference to the
       Company's Annual Report on Form 10-K for the year ended December 31, 1997.
 10.15 The 1998 Directors' Omnibus Long-Term Incentive Plan, incorporated herein by reference to the Company's Proxy Statement for the 1998 Annual Meeting of
       Stockholders.
 10.16 Stock Option Agreement, dated as of December 16, 1998, between the Company and
       Vermont Financial Services Corp., incorporated by reference to the Company's Form
       8-K/A filed with the SEC on January 6, 1999.
 21.   List of subsidiaries of the Registrant.
 23.   Consent of Arthur Andersen LLP
 27.   Financial Data Schedule

  (b) Reports on Form 8-K

  A report was filed by the Company on Form 8-K on December 17, 1998 in connection with the signing of a definitive merger agreement between Chittenden Corporation, Chittenden Acquisition Subsidiary Inc. and Vermont Financial Services Corp.

                                   EXHIBITS

  (c)

EXHIBIT 3(ii).1 BY-LAWS OF THE COMPANY, AS AMENDED AND RESTATED AS OF OCTOBER 18, 1997, HAVE BEEN FILED AS AN EXHIBIT.

EXHIBIT 21 LIST OF SUBSIDIARIES OF CHITTENDEN CORPORATION

Chittenden Trust Company, Vermont, d/b/a Chittenden Bank, Mortgage Service Center of New England and CUMEX Mortgage Service Center, and Chittenden Trust Company's subsidiaries Chittenden Securities, Inc. and Chittenden Insurance Products and Services, Inc, d/b/a The Pomerleau Agency

The Bank of Western Massachusetts, Massachusetts

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

Date: March 17, 1999                      CHITTENDEN CORPORATION

                                          By: /s/ Paul A. Perrault
                                            -----------------------------------
                                              Paul A. Perrault
                                              President, Chief Executive
                                              Officer
                                              and Chairman of the Board of
                                              Directors

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

                Name                             Title                  Date
                ----                             -----                  ----

        /s/ Paul A. Perrault         President, Chief Executive    March 17, 1999
____________________________________  Officer
          Paul A. Perrault            and Chairman of the Board
                                      of Directors

        /s/ Kirk W. Walters          Executive Vice President,     March 17, 1999
____________________________________  Chief
          Kirk W. Walters             Financial Officer and
                                      Treasurer
                                      (principal accounting
                                      officer)

      /s/ Frederic H. Bertrand       Director                      March 17, 1999
____________________________________
        Frederic H. Bertrand
         David M. Boardman           Director                      March 17, 1999
____________________________________
         David M. Boardman
        /s/ Paul J. Carrara          Director                      March 17, 1999
____________________________________
          Paul J. Carrara
      /s/ Richard D. Driscoll        Director                      March 17, 1999
____________________________________
        Richard D. Driscoll
           /s/ Lyn Hutton            Director                      March 17, 1999
____________________________________
             Lyn Hutton
       /s/ Philip A. Kolvoord        Director                      March 17, 1999
____________________________________
         Philip A. Kolvoord
      /s/ James C. Pizzagalli        Director                      March 17, 1999
____________________________________
        James C. Pizzagalli
         /s/ Pall D. Spera           Director                      March 17, 1999
____________________________________
           Pall D. Spera
        /s/ Martel D. Wilson         Director                      March 17, 1999
____________________________________
       Martel D. Wilson, Jr.

                             CHITTENDEN CORPORATION