Form 10-Q
period 1999-03-31
CHITTENDEN CORP /VT/
filed 1999-05-14
CIK 200138

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

             [X]   Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                     For Three Months Ended March 31, 1999
                                       or
             [ ]  Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
           For the transition period from ____________to____________


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

                                 YES  X      NO
                                      -

At March 31, 1999, there were 15,929,661 shares of the Corporation's $1.00 par value common stock issued, with 14,231,798 shares outstanding.

                         PART I.  FINANCIAL INFORMATION

                         Item 1.  Financial Statements

Chittenden Corporation
Consolidated Balance Sheets
(Unaudited)

                                                                                     March 31,   December 31,
                                                                                       1999          1998
                                                                                  ---------------------------
                                                                                         (in thousands)
Assets
Cash and cash equivalents                                                           $  156,294     $  134,678
Securities available for sale                                                          439,406        503,699
Federal Home Loan Bank stock                                                             5,591          5,591
Mortgage loans held for sale                                                             9,057         25,974
Loans:
  Commercial                                                                           329,396        304,703
  Municipal                                                                             68,896         69,436
  Real Estate:
     Residential                                                                       364,107        374,957
     Commercial                                                                        341,656        332,018
     Construction                                                                       24,284         24,340
                                                                                  ---------------------------
     Total Real Estate                                                                 730,047        731,315
  Consumer                                                                             299,542        294,649
                                                                                  ---------------------------
  Total Loans                                                                        1,427,881      1,400,103
Less: Allowance for loan losses                                                        (25,019)       (24,510)
                                                                                  ---------------------------
  Net loans                                                                          1,402,862      1,375,593

Accrued interest receivable                                                             13,348         14,374
Other real estate owned                                                                    316            695
Other assets                                                                            22,613         19,480
Premises and equipment, net                                                             29,302         29,441
Intangible assets                                                                       12,160         12,494
                                                                                  ---------------------------
  Total assets                                                                      $2,090,949     $2,122,019
                                                                                  ===========================


Liabilities:
Deposits:
   Demand                                                                           $  311,072     $  321,179
   Savings                                                                           1,044,376      1,056,550
    Certificates of deposit less than $100,000 and other time deposits                 383,812        394,310
    Certificates of deposit $100,000 and over                                          118,065        118,715
                                                                                  ---------------------------
    Total deposits                                                                   1,857,325      1,890,754

Short-term borrowings                                                                   25,872         23,369
Accrued expenses and other liabilities                                                  28,954         32,749
                                                                                  ---------------------------
     Total liabilities                                                               1,912,151      1,946,872
Commitments and contingencies
Stockholders' Equity:
Preferred stock - $100 par value                                                             -              -
  authorized - 200,000 shares; issued and outstanding - none
Common stock - $1 par value authorized - 30,000,000 shares;                             15,930         15,930
  issued -15,929,661 in 1999 and 1998
Surplus                                                                                 72,384         72,468
Retained earnings                                                                      126,709        122,056
Treasury stock, at cost - 1,697,863 shares in 1999 and 1,747,354 shares in 1998        (37,757)       (38,852)
Accumulated other comprehensive income                                                   1,778          3,811
Unearned portion of employee restricted stock                                             (246)          (266)
                                                                                  ---------------------------
  Total stockholders' equity                                                           178,798        175,147

                                                                                  ---------------------------
  Total liabilities and stockholders' equity                                        $2,090,949     $2,122,019
                                                                                  ===========================

The accompanying notes are an integral part of these consolidated financial statements.

Chittenden Corporation
Consolidated Statements of Income (Unaudited)

                                                                                    For the Three Months
                                                                                       Ended March 31,
                                                                                  1999                1998
                                                                         ----------------------------------------
                                                                                       (in thousands)
Interest income:
Interest on loans                                                                     $28,566             $30,595
Investment securities:
   Taxable                                                                              6,977               6,031
   Tax-favored                                                                            531                 421
   Short-term investments                                                                 272                 462
                                                                         ----------------------------------------
     Total interest income                                                             36,346              37,509
                                                                         ----------------------------------------
Interest expense:
Deposits:
 Savings                                                                                7,568               7,662
 Time                                                                                   6,005               6,884
                                                                         ----------------------------------------
     Total interest on deposits                                                        13,573              14,546
 Short-term borrowings                                                                    395                 524
                                                                         ----------------------------------------
   Total interest expense                                                              13,968              15,070
                                                                         ----------------------------------------
Net interest income                                                                    22,378              22,439
Provision for loan losses                                                               1,350               1,275
                                                                         ----------------------------------------
Net interest income after provision for loan losses                                    21,028              21,164
                                                                         ----------------------------------------
Noninterest income:
 Investment management and trust income                                                 1,802               1,466
 Service charges on deposit accounts                                                    1,685               1,747
 Mortgage servicing income                                                                384                 477
 Gains on sales of mortgage loans, net                                                  1,378               1,079
 Credit card income, net                                                                  893                 876
 Insurance commissions, net                                                               641                 966
 Other                                                                                  1,512               1,230

                                                                         ----------------------------------------
     Total noninterest income                                                           8,295               7,841
                                                                         ----------------------------------------
Noninterest expense:
 Salaries                                                                               7,738               7,243
 Employee benefits                                                                      2,431               2,592
 Net occupancy expense                                                                  2,454               2,419
 Other real estate owned, income and expense, net                                           3                  39
 Other                                                                                  5,625               5,456
                                                                         ----------------------------------------
       Total noninterest expense                                                       18,251              17,749
                                                                         ----------------------------------------
Income before income taxes                                                             11,072              11,256
Provision for income taxes                                                              3,577               3,920
                                                                         ----------------------------------------
   Net income                                                                         $ 7,495             $ 7,336
                                                                         ========================================

Basic earnings per share                                                                $0.53               $0.51
Diluted earnings per share                                                               0.52                0.50
Dividends per share                                                                     $0.20               $0.18

The accompanying notes are an integral part of these consolidated financial statements

Chittenden Corporation
Consolidated Statements of Cash Flows (Unaudited)

                                                                                              For the Three Months
                                                                                                Ended March 31,
                                                                                                1999        1998
                                                                                           -----------------------
                                                                                                (in thousands)
Cash flows from operating activities:
 Net income                                                                                  $   7,495   $   7,336
 Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                                     1,350       1,275
   Depreciation and amortization                                                                   896         913
   Amortization of intangible assets                                                               335         355
   Amortization of premiums, fees, and discounts, net                                              132        (154)
   Investment securities losses (gains)                                                              -          (3)
   Deferred income taxes                                                                           873       1,255
   Loans originated and purchased for sale                                                     (92,760)   (100,000)
   Proceeds from sales of loans                                                                111,055      92,292
   Gains on sales of loans                                                                      (1,378)     (1,079)
 Changes in assets and liabilities:
   Accrued interest receivable                                                                   1,026         416
   Other assets                                                                                 (2,467)      1,694
   Accrued expenses and other liabilities                                                       (3,521)     (5,751)
                                                                                           -----------------------
    Net cash provided by (used in)  operating activities                                        23,036      (1,451)
                                                                                           -----------------------

Cash flows from investing activities:
 Proceeds from sales of securities available for sale                                                -      16,672
 Proceeds from maturing securities and principal payments                                      232,914      56,640
     on securities available for sale
 Purchases of securities available for sale                                                   (171,395)   (107,467)
 Loans originated, net of principal repayments                                                 (29,323)     20,152
 Purchases of premises and equipment                                                              (757)     (1,453)

                                                                                           -----------------------
      Net cash provided by (used in) investing activities                                       31,439     (15,456)
                                                                                           -----------------------

Cash flows from financing activities:
 Net increase (decrease) in deposits                                                           (33,429)     11,013
 Net increase in short-term borrowings                                                           2,503       8,219
 Proceeds from issuance of treasury and common stock                                               687         233
 Dividends on common stock                                                                      (2,620)     (2,598)
 Cash paid to list on New York Stock Exchange, net of taxes                                          -         (93)
 Repurchase of common stock                                                                          -      (1,737)
                                                                                           -----------------------
    Net cash provided by (used in) financing activities                                        (32,859)     15,037
                                                                                           -----------------------
 Net increase (decrease) in cash and cash equivalents                                           21,616      (1,870)
 Cash and cash equivalents at beginning of period                                              134,678     143,394
                                                                                           -----------------------
    Cash and cash equivalents at  end of period                                              $ 156,294   $ 141,524
                                                                                           =======================

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Interest                                                                                  $  14,088   $  14,983
   Income taxes                                                                                  2,194         237
 Non-cash investing and financing activities:
    Loans transferred to other real estate owned                                                   287         220
    Issuance of treasury and restricted stock                                                      104          39


The accompanying notes are an integral part of these consolidated financial statements.

Chittenden Corporation
Notes to Consolidated Financial Statements


NOTE 1 - ACCOUNTING POLICIES

   The Company's significant accounting policies, other than those described in
Note 2 below, are described in Note 1 of the Notes to Consolidated Financial Statements included in its 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period. Certain amounts for 1998 have been reclassified to conform to 1999 classifications.

   The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results for interim periods are not necessarily indicative of the results of operations for the full year or any other interim period.

NOTE 2 - RECENTLY ADOPTED ACCOUNTING POLICIES

   Effective January 1, 1999, the Company adopted Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires computer software costs associated with internal-use software to be expensed as incurred until certain capitalization criteria are met. The adoption of SOP 98-1 did not have a material effect on the Company's financial position or its results of operations.

   As of January 1, 1999, the Company adopted Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 requires all costs associated with pre-opening, pre-operating and organization activities to be expensed as incurred. The adoption of SOP 98-5 did not have a material impact on the Company's financial position or results of operations.

   Effective January 1, 1999, the Company adopted SFAS No. 134, Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. This statement requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. SFAS No. 134 did not have a material impact on the Company's financial condition or results of operations.


NOTE 3 - COMPREHENSIVE INCOME

   As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-
purpose financial statements.   Comprehensive income is the total of net income
and all other nonowner changes in equity. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements in year end financial statements. Interim period disclosure may be shown in the footnotes to the consolidated financial statements. The Company's comprehensive income for the three-month periods ended March 31, 1999 and 1998 is presented below:


                                                                                                For the Three Months
                                                                                                   Ended March 31,
                                                                                              1999                 1998
                                                                                     ----------------------------------------
                                                                                                   (in thousands)
Net Income                                                                                        $ 7,495              $7,336
Unrealized gains on investment securities:
  Unrealized holding gains (losses) on securities available for sale, net of tax                   (2,033)                251
  Reclassification adjustments for (gains) losses arising during period, net of tax                     -                  (2)
                                                                                     ----------------------------------------
 Total Comprehensive income                                                                       $ 5,462              $7,585
                                                                                     ========================================

NOTE 4 - BUSINESS SEGMENTS

   On January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting operating segments of a business enterprise. Under SFAS 131, operating segments are defined as components of an enterprise which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the President and Chief Executive Officer of the Company. The adoption of SFAS 131 did not have a material effect on the Company's primary financial statements, but did result in the disclosure of segment information contained herein.

   The Company has identified Commercial Banking as its reportable operating business segment based on the fact that the results of operations are viewed as a single strategic unit by the chief operating decision maker. The Commercial Banking segment is comprised of Chittenden Bank, Bank of Western Massachusetts, Flagship Bank and Trust, and Chittenden Connecticut Corporation, which provide similar products and services, have similar distribution methods, types of customers and regulatory responsibilities. Commercial Banking derives its revenue from a wide range of banking services, including lending activities, acceptance of demand, savings and time deposits, safe deposit facilities, merchant credit card services, trust and investment management, data processing, brokerage services, mortgage banking, and loan servicing for investor portfolios.

   Immaterial operating segments of the Company's operations, which do not have similar characteristics to the commercial banking operations and do not meet the quantitative thresholds requiring disclosure, are included in the Other category in the disclosure of business segments below.

   The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies included in Note 1 of the Company's 1998 Annual Report on Form 10-K. The consolidation adjustment reflects certain eliminations of inter-segment revenue, cash and parent company investments in subsidiaries.

For Three Months Ended                                          Commercial  Other (2)  Consolidation   Consolidated
                                                                 Banking                Adjustments
                                                     --------------------------------------------------------------
March 31, 1999

Net interest revenue (1)                                        $   22,304  $     74       $       -     $   22,378
Noninterest income                                                   7,653       642               -          8,295
Provision for Loan Losses                                            1,350         -               -          1,350
Noninterest expense                                                 17,471       780               -         18,251
                                                     --------------------------------------------------------------
Net income before tax                                               11,136       (64)              -         11,072
Income tax expense/(benefit)                                         3,588       (11)              -          3,577
Total Net Income                                                $    7,548  $    (53)      $       -     $    7,495
                                                     ==============================================================
End of Period Assets                                            $2,126,430  $178,122       $(213,603)    $2,090,949

                                                                Commercial  Other (2)  Consolidation   Consolidated
                                                                  Banking               Adjustments
                                                     --------------------------------------------------------------
March 31, 1998

Net interest revenue (1)                                        $   22,401  $     38       $       -     $   22,439
Noninterest income                                                   6,875       972              (6)         7,841
Provision for Loan Losses                                            1,275         -               -          1,275
Noninterest expense                                                 16,885       864               -         17,749
                                                     --------------------------------------------------------------
Net income before tax                                               11,116       146              (6)        11,256
Income tax expense/(benefit)                                         3,842        78               -          3,920
Total Net Income                                                $    7,274  $     68       $      (6)    $    7,336
                                                     ==============================================================
End of Period Assets                                            $2,020,865  $167,292       $(198,852)    $1,994,305

(1) The Commercial Banking segment derives a majority of its revenue from interest. In addition, management primarily relies on net interest revenue, not the gross revenue and expense amounts, in managing that segment. Therefore, only the net amount has been disclosed.
(2) Revenue derived from these non-reportable segments includes insurance commissions from various insurance related products and services.


NOTE 5 - ACQUISITIONS

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


NOTE 6  - SUBSEQUENT EVENTS

   On April 21, 1999, the Company declared regular dividends of approximately $3.1 million, or $0.22 per share, to be paid on May 21, 1999 to shareholders of record on May 7, 1999. On May 4, 1999, the Company announced the signing of a definitive agreement to sell fourteen banking office locations owned by VFSC to Charter One Financial, Inc., with approximately $400 million in deposits and $120 million in commercial loans. The deposits will be assumed for a deposit premium of approximately 10.5%. The sale is related to the branch divestiture required by federal regulators relative to the Company's pending acquisition of VFSC. The cash transaction is subject to review by federal and state regulators, and is expected to be completed during the fourth quarter of 1999.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

   Chittenden Corporation posted first quarter 1999 net income of $0.52 per diluted share, an increase of 4% over the $0.50 per diluted share posted in the first quarter of last year. Net income for the first quarter of 1999 was $7.5 million, an increase of 2% over the $7.3 million recorded in the same quarter a year ago. Return on average equity was 17.24% for the quarter ended March 31, 1999 compared with 18.14% for the same period in 1998. Return on average assets was 1.46% for the first quarter of 1999, compared with 1.52% for the first quarter of last year. The decline in return on average equity was primarily attributed to increased levels of average stockholders equity caused by the Company's rescission of its share repurchase program prior to the announcement of the agreement to acquire VFSC, which will be accounted for as a pooling of interests.

   Net interest income on a tax equivalent basis for the first three months ended March 31, 1999 was $22.9 million, down slightly from $23.0 million for the same period a year ago. The yield on earning assets declined from 5.06% in the first quarter of 1998 to 4.76% for the same period in 1999. This decrease was attributable to increased liquidity in the Company's mix of investments and loans, which was caused by deposit growth outpacing loan growth. Also contributing to the decline in the net interest margin were declining yields in the Company's loan portfolio reflecting reductions in market interest rates, which resulted from three rate reductions by the Federal Reserve occurring in the third and fourth quarters of 1998.

The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the three months ended March 31,

                                                                        1999                                1998
                                                      -----------------------------------------------------------------------
                                                                      Interest    Average                 Interest    Average
                                                          Average      Income/     Yield/     Average      Income/     Yield/
                                                          Balance    Expense (1)  Rate (1)    Balance    Expense (1)  Rate (1)
                                                      -----------------------------------------------------------------------
Assets                                                                              (in thousands)
Interest-earning assets:
   Loans                                                $1,414,621      $28,896      8.27%  $1,401,343      $31,047      8.99%
   Investments:
      Taxable                                              464,899        7,066      6.16      377,006        6,097      6.56
      Tax-favored securities                                46,843          610      5.28       32,067          481      6.08
   Interest-bearing deposits in banks                        1,822           23      5.04          100            1      3.25
   Federal funds sold                                       21,178          249      4.77       33,536          461      5.57
                                                      -------------------------          --------------------------
      Total interest-earning assets                      1,949,363       36,845      7.67    1,844,052       38,087      8.38
                                                                  -------------                       -------------
Noninterest-earning assets                                 149,849                             145,268
Allowance for loan losses                                  (24,999)                            (27,114)
                                                      ------------                       -------------
   Total assets                                         $2,074,213                          $1,962,206
                                                      ============                       =============

Liabilities and stockholders' equity
Interest-bearing liabilities:
   Savings and interest-bearing transactional accounts  $1,029,398      $ 7,568      2.98   $  922,119      $ 7,662      3.37
   Certificates of deposit under $100,000 and other        389,164        4,699      4.90      409,005        5,264      5.22
    time deposits
   Certificates of deposit $100,000 and over               115,176        1,305      4.60      123,699        1,621      5.31
                                                      -------------------------          --------------------------
      Total interest-bearing deposits                    1,533,738       13,572      3.59    1,454,823       14,547      4.06
Short-term borrowings                                       24,680          395      6.50       30,781          524      6.90
                                                      -------------------------          --------------------------
      Total interest-bearing liabilities                 1,558,417       13,967      3.63    1,485,604       15,071      4.11
                                                                  -------------                       -------------

Noninterest-bearing liabilities:
  Demand deposits                                          307,275                             283,969
  Other liabilities                                         32,431                              28,618
                                                      ------------                       -------------
      Total liabilities                                  1,898,123                           1,798,191
Stockholders' equity                                       176,089                             164,015
                                                      ------------                       -------------
         Total liabilities and stockholders' equity     $2,074,213                          $1,962,206
                                                      ============                       =============
Net interest income                                                     $22,878                             $23,016
                                                                  =============                       =============

Interest rate spread (2)                                                             4.04%                               4.27%
Net yield on earning assets (3)                                                      4.76%                               5.06%

(1) On a fully taxable equivalent basis. Calculated using a Federal income tax rate of 35%. Loan income includes fees.
(2) Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(3) Net yield on earning assets is net interest income divided by total interest-earning assets.

  Noninterest income amounted to $8.3 million for the first quarter of 1999, up from $7.8 million for the first quarter of 1998. Investment management revenue of $1.8 million increased 23% compared to $1.5 million in the first quarter of 1998, due to increased assets under management. Gains on sales of mortgages of $1.4 million increased $299,000 or 28% from $1.1 million for the first quarter of 1998 resulting from increased market activity. Commissions from insurance sales declined $325,000 from the comparable period in 1998, to $641,000 for the first quarter of 1999 due to lower levels of contingent commissions received from insurance companies. The decline in contingent commissions, which are based on loss experience associated with policies sold and the insurance agency's ability to attain sales goals, was related to a less favorable loss experience on policies sold by the agency and increased competition for insurance sales in that industry.

  Noninterest expenses were $18.3 million for the first quarter, an increase of
$502,000 or 3% over the first quarter of 1998.   Salaries and employee benefits
amounted to $10.2 million for the first quarter of 1999, which was $334,000 or 3% higher than the first quarter of 1998. This increase was primarily attributed to an increase in mortgage commissions related to increased market activity, offset by a decrease in anticipated levels of incentive compensation payments caused by actual profitability levels as compared to plan.

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

  For the three months ended March 31, 1999 and 1998, Federal and state income tax provisions amounted to $3.6 million and $3.9 million, respectively. The effective tax rates for the respective periods were 32.3% and 34.8%. During all periods, the Company's statutory Federal corporate tax rate was 35%. The Company's effective tax rates differed from the statutory rates primarily because of 1) the proportion of interest income from state and municipal securities and corporate dividend income, which are partially exempt from Federal taxation and 2) tax credits on investments in qualified low income housing projects.

Financial Position

  Total assets decreased slightly from $2.122 billion at December 31, 1998 to $2.091 billion at March 31, 1999. The Company invests the majority of its assets in loans and investments. During the first three months of 1999, total loans increased $27.8 million, to $1.428 billion at March 31, 1999. This increase was primarily attributable to growth in the commercial and consumer portfolios, which offset reduced balances in the residential portfolios. Consistent with the Company's past practice, all conforming fixed-rate loan production is sold on the secondary market. Total deposits at March 31, 1999 were $1.857 million, a $33.4 million decrease from December 31, 1998 due to a decline in seasonally high deposit balances at year end 1998. Securities available for sale decreased $64 million to $439.4 million at March 31, 1999. The decline was primarily due to a decrease in short-term investments, which matured during the first quarter of 1999 providing available funds to support the increase in loans and decline in deposits.

Credit Quality

  Nonperforming assets include nonaccrual loans, restructured debt, and foreclosed real estate (Other Real Estate Owned). As of March 31, 1999, nonperforming assets totaled $8.2 million, compared to $10.7 million and $8.1 million at December 31, 1998 and March 31, 1998, respectively. The allowance for loan losses was $25.0 million at March 31, 1999, up slightly from the December 31, 1998 level of $24.5 million. The provision for loan losses that was charged against earnings in the first quarter of 1999 was $1.4 million compared to $1.3 million a year ago.

 A summary of credit quality follows:

                                                                   3/31/99           12/31/98            9/30/98            6/30/98
                                                        ---------------------------------------------------------------------------
                                                                                       (In thousands)
 Nonaccrual loans                                                 $  7,850          $  10,011           $ 10,792           $  8,007
 Restructured debt                                                       -                  -                 36                  -
 Other real estate owned (OREO)                                        316                695                761                661
                                                        ---------------------------------------------------------------------------
 Total nonperforming assets (NPA)                                 $  8,166          $  10,706           $ 11,589           $  8,668
                                                        ===========================================================================

 Loans past due 90 days or more
          and still accruing  interest                            $  2,141          $   2,267           $  1,314           $  1,419
 Allowance for loan losses                                          25,019             24,510             24,576             27,118
 NPA as % of loans plus OREO                                          0.57%              0.75%              0.80%              0.62%
 Allowance as % of loans                                              1.74%              1.72%              1.70%              1.94%
 Allowance as % of nonperforming loans                              318.71%            244.83%            226.99%            338.68%
 Allowance as % of NPA                                              306.38%            228.93%            212.06%            312.85%

Provisions for and activity in the allowance for loan losses are summarized as follows:

                                                                          Three Months
                                                                        Ended March 31,
                                                                      1999             1998
                                                              ---------------------------------
                                                                        (In thousands)
 Beginning Balance                                                      $24,510         $26,721
 Provision for Loan Losses                                                1,350           1,275
 Loans Charged Off                                                       (1,839)         (1,650)
 Loan Recoveries                                                            998             379
                                                              ---------------------------------
 Ending Balance                                                         $25,019         $26,725
                                                              =================================

  The provision for loan losses represents the charge to expense that is required to fund the allowance for loan losses. The level of the allowance for loan losses is determined by management based upon known and anticipated circumstances and conditions. An analysis of individual loans and the overall risk characteristics and size, and mix of the different loan portfolios is conducted on an ongoing basis. In addition, management considers the Company's historical loss experience, industry trends, the impact of regional and national economic conditions on the Company's borrowers, and past estimates of loan losses as compared to actual losses. Management assesses the adequacy of the allowance for loan losses and reviews that assessment quarterly with the Board of Directors.

Capital

  Stockholders' equity totaled $178.8 million at March 31, 1999, compared to $175.1 million at year-end 1998. The current level reflects year-to-date net income of $7.5 million, net of dividends paid to shareholders totaling $2.6 million, and a decrease in accumulated other comprehensive income of $2.0 million. The decrease in other comprehensive income resulted from decreases in the unrealized gains on available for sale securities caused by an increase in yields in the Treasury bond market during the first quarter of 1999.

  "Tier One" capital, consisting entirely of common equity, measured 10.19% of risk-weighted assets at March 31, 1999. Total capital, including the "Tier Two" allowance for loan losses, was 11.48% of risk-weighted assets. The leverage capital ratio was 7.68%. These ratios placed Chittenden in the "well-capitalized" category according to regulatory standards.

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

  The measure of an institution's liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. At March 31, 1999, the Company maintained cash balances and short-term investments of approximately $156.3 million, compared with $134.7 million at December 31, 1998. During this three month period the Company continued to be an average daily net seller of Federal Funds.

  Interest-rate risk is the sensitivity of income to variations in interest rates over both short-term and long-term horizons. The primary goal of interest-rate management is to control this risk within limits approved by the Board of Directors. These limits and guidelines reflect the Company's tolerance for interest-rate risk. The Company attempts to control interest-rate risk by identifying exposures, quantifying them and taking appropriate actions. The Company quantifies its interest-rate risk exposure using sophisticated simulation and valuation models, as well as simpler gap analyses. For a full discussion of interest-rate risk see "Liquidity and Rate Sensitivity" in the Company's 1998 annual report on Form 10-K. There has not been a material change in the Company's interest-rate exposure or its anticipated market risk during the current period.

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

  The Company's information systems include larger programs that run on mainframe systems and smaller programs that reside on individual or networked personal computers. The vast majority of the systems considered by the Company to be mission-critical (vital to the successful continuance of the Company's core business activities) are mainframe-based systems. The assessment of all mission-critical mainframe systems has been completed. In addition, the renovation, testing, and implementation of the renovations to all but one mission-critical mainframe system (the trust accounting system) are also complete. The Company's trust accounting system, which is used to maintain detailed accounting records for the Company's trust customers, has been represented by the vendor to be Y2K compliant but management has chosen to replace that system rather than renovate it. The new system has been installed and has been placed into production. Validation testing for Y2K compliance is expected to be completed by the end of the second quarter of 1999. The vendor of the new system has certified to the Company that the system is Y2K compliant. The Company has developed an internal reporting system to track its deadlines relating to the renovation, testing, and implementation of Y2K related tasks to ensure that they are completed on schedule.

  The personal computer (PC) based systems considered to be mission-critical by management are smaller in scope than the mainframe-based systems. The Company's assessment of its mission-critical PC-based systems is complete. Renovation, testing, and implementation of all systems are also complete.

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

  The Company also performs ongoing evaluations of the Y2K readiness of its significant customers. The results of this evaluation to date include responses from approximately 97% of the Company's significant customers. These customers responded to a questionnaire which asked them detailed questions regarding their Year 2000 readiness, including:

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

  The responses were directed to the customer's primary customer service contact, who reviewed their responses and then forwarded them to a specific individual responsible for coordinating all responses and assessing their impact on the Company. Responses were rated from 1 to 6, with 1 representing the most progress and 6 representing the least. Of the customers who are being evaluated, 90% have been rated as either 1 or 2. None of the responses have indicated the existence of any Y2K related issues which might have a material impact on the Company. Alternative assessments have been performed on a case-by-case basis for the two significant customers who have not yet responded to the questionnaire. These assessments included any procedures considered necessary to satisfy the Company that there are no Y2K related issues associated with these two significant customers.

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

                                                  Costs incurred through          Costs expected to be incurred
                                                      March 31, 1999                   after March 31, 1999
                                          ------------------------------------------------------------------------
Software Modification                                      $ 28,000                          $  269,000
Replacement of non-compliant software                       109,000                             500,000
Replacement of non-compliant hardware                       119,000                             575,000
                                          ------------------------------------------------------------------------
 Total                                                     $256,000                          $1,344,000
                                          ========================================================================


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

    Based upon the Company's progress in its Y2K readiness process, management considers its most reasonably likely worst case Year 2000 mainframe-based scenario to be that the Y2K patch to be delivered by the vendor who provides the Company's credit card transaction processing software does not arrive prior to the Company's drop dead date when it must switch to software with an available patch. The original deadline for delivery of the patch by the vendor was May 1, 1999. The deadline has been extended to July 31, 1999. In the event that the patch were not delivered by July 31, 1999, the Company would convert its processing operations to software utilized by Vermont National Bank (VNB). Vermont National Bank is a subsidiary of Vermont Financial Services Corp., which is being acquired by the Company in a stock-for-stock transaction expected to close in the second quarter of 1999. The software utilized by VNB is Y2K compliant and testing has been completed. Management considers its most reasonably likely worst case PC-based scenario to be that certain vendors will not provide software renovations or upgrades for non-mission critical applications on a timely basis and that the Company will need to convert to other software providers or to temporarily adopt manual procedures to replace these systems. The Company has identified those instances in which alternate software providers are available, as well as those for which the only alternative is manual processing.

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

                          PART II - OTHER INFORMATION


 Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

         Exhibit 27      Financial Data Schedule

(b)  REPORTS ON FORM 8-K

      A report was filed by the Company on Form 8-K/A on January 6, 1999 as an amendment to Form 8-K filed by the Company on December 17, 1998. The Form 8-K/A was filed in connection with the signing of a definitive merger agreement between Chittenden Corporation, Chittenden Subsidiary Inc. and Vermont Financial Services Corp.

                             CHITTENDEN CORPORATION
                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     CHITTENDEN CORPORATION
     Registrant




May 12, 1999            S/PAUL A. PERRAULT
------------            -------------------------------------
Date                    Paul A. Perrault,
                        Chairman, President and
                        Chief Executive Officer



May 12, 1999            S/KIRK W. WALTERS
------------            -------------------------------------
Date                    Kirk W. Walters
                        Executive Vice President,
                        Treasurer, and Chief Financial Officer