Form 10-Q
period 1999-06-30
CHITTENDEN CORP /VT/
filed 1999-08-13
CIK 200138

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

             X    Quarterly Report Pursuant to Section 13 or 15(d)
            ---
                    of the Securities Exchange Act of 1934
                      For Six Months Ended June 30, 1999
                                      or
            __   Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
           For the transition period from ____________to____________


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

                                 YES  X      NO
                                      -

At June 30, 1999, there were 28,193,504 shares of the Corporation's $1.00 par value common stock issued and outstanding.

                         PART I. FINANCIAL INFORMATION

                         Item 1. Financial Statements

Chittenden Corporation
Consolidated Balance Sheets
(Unaudited)

                                                                                             June 30,       December 31,
                                                                                               1999             1998
                                                                                                             (Restated)
                                                                                            -----------------------------
                                                                                                   (in thousands)
Assets
Cash and cash equivalents                                                                   $    203,349   $    267,748
Securities available for sale                                                                    844,678        993,370
FHLB and FRB stock                                                                                21,979         21,979
Mortgage loans held for sale                                                                      17,831         53,684
Loans:
    Commercial                                                                                   527,250        480,801
    Municipal                                                                                     83,975         97,189
    Real Estate:
         Residential                                                                           1,105,387      1,106,135
         Commercial                                                                              631,478        573,253
         Construction                                                                             65,508         69,690
                                                                                            -----------------------------
         Total Real Estate                                                                     1,802,373      1,749,078
    Consumer                                                                                     477,983        414,830
                                                                                            -----------------------------
    Total Loans                                                                                2,891,581      2,741,898
Less: Allowance for loan losses                                                                  (42,431)       (41,209)
                                                                                            -----------------------------
    Net loans                                                                                  2,849,150      2,700,689

Accrued interest receivable                                                                       31,767         32,523
Other real estate owned                                                                              615          1,870
Other assets                                                                                      69,098         52,108
Premises and equipment, net                                                                       47,437         71,012
Intangible assets                                                                                 45,401         69,460
                                                                                            -----------------------------
    Total assets                                                                            $  4,131,305   $  4,264,443
                                                                                            =============================


Liabilities:
Deposits:
  Demand                                                                                    $    615,292   $    613,645
  Savings                                                                                      1,982,213      2,059,028
  Certificates of deposit less than $100,000 and other time deposits                             781,758        798,921
  Certificates of deposit $100,000 and over                                                      188,029        208,177
                                                                                            -----------------------------
    Total deposits                                                                             3,567,292      3,679,771

Short-term borrowings                                                                            138,966        135,276
Accrued expenses and other liabilities                                                            82,386         59,936
                                                                                            -----------------------------
    Total liabilities                                                                          3,788,644      3,874,983
Commitments and contingencies
Stockholders' Equity:
Preferred stock - $100 par value
      authorized - 1,000,000 shares; issued and outstanding - none
Common stock - $1 par value authorized - 60,000,000 shares;                                       28,193         30,154
      issued -28,193,504 in 1999 and 30,153,669 in 1998
Surplus                                                                                          145,994        188,431
Retained earnings                                                                                171,489        214,329
Treasury stock, at cost - 2,216,599 shares in 1998                                                     -        (49,650)
Accumulated other comprehensive income                                                            (2,788)         6,462
Unearned portion of employee restricted stock                                                       (227)          (266)
                                                                                            -----------------------------
      Total stockholders' equity                                                                 342,661        389,460
                                                                                            -----------------------------
      Total liabilities and stockholders' equity                                            $  4,131,305   $  4,264,443
                                                                                            =============================

The accompanying notes are an integral part of these consolidated financial statements.

Chittenden Corporation
Consolidated Statements of Operations
(Unaudited)

                                                                For the Three Months      For the Six Months Ended
                                                                    Ended June 30,                  June 30,
                                                                  1999        1998           1999              1998
                                                                           (Restated)                       (Restated)
                                                              ---------------------------------------------------------
                                                                    (in thousands, except share and per share data)
Interest income:
Interest on loans                                               $ 57,338     $58,876        $113,910           $117,946
Investment securities:
   Taxable                                                        13,507      14,326          28,007             28,413
   Tax-favored                                                       419         649           1,060              1,179
   Short-term investments                                            413         781             895              1,678
                                                              ---------------------------------------------------------
     Total interest income                                        71,677      74,632         143,872            149,216
                                                              ---------------------------------------------------------
Interest expense:
Deposits:
 Savings                                                          14,033      15,537          29,192             30,712
 Time                                                             12,803      13,801          25,058             27,858
                                                              ---------------------------------------------------------
     Total interest on deposits                                   26,836      29,338          54,250             58,570
 Short-term borrowings                                             1,599       2,459           3,211              4,992
                                                              ---------------------------------------------------------
     Total interest expense                                       28,435      31,797          57,461             63,562
                                                              ---------------------------------------------------------
Net interest income                                               43,242      42,835          86,411             85,654
Provision for loan losses                                          2,175       2,310           4,350              4,710
                                                              ---------------------------------------------------------
Net interest income after provision for loan losses               41,067      40,525          82,061             80,944
                                                              ---------------------------------------------------------
Noninterest income:
 Investment management and trust income                            3,657       3,164           7,199              6,255
 Service charges on deposit accounts                               4,687       5,240           9,102             10,186
 Mortgage servicing income                                           808         848           1,738              1,591
 Gains on sales of mortgage loans, net                             1,395       2,127           3,199              4,087
 Credit card income, net                                           1,510       1,824           2,850              3,124
 Insurance commissions, net                                          560         577           1,201              1,543
 Securities gains                                                    -           111             -                  261
 Other                                                             3,984       3,325           7,470              6,125
                                                              ---------------------------------------------------------
     Total noninterest income                                     16,601      17,216          32,759             33,172
                                                              ---------------------------------------------------------
Noninterest expense:
 Salaries                                                         14,964      14,464          29,880             29,174
 Employee benefits                                                 4,421       4,141           8,949              8,526
 Net occupancy expense                                             6,396       6,417          13,036             12,842
 Other real estate owned, income and expense, net                    110         314             256                575
 Amortization of intangibles                                       1,465       1,465           2,928              2,949
 Special charges                                                  70,995           -          70,995                  -
 Other                                                            10,890      10,693          21,554             21,067
                                                              ---------------------------------------------------------
       Total noninterest expense                                 109,241      37,494         147,598             75,133
                                                              ---------------------------------------------------------
Income (Loss) before income taxes                                (51,573)     20,247         (32,778)            38,983
Income tax expense (benefit)                                      (7,169)      7,607            (294)            14,728
                                                              ---------------------------------------------------------
       Net income (Loss)                                        $(44,404)    $12,640        $(32,484)          $ 24,255
                                                              =========================================================

Basic earnings per share                                        $  (1.58)    $  0.44        $  (1.16)          $   0.85
Diluted earnings per share                                         (1.58)       0.44           (1.16)              0.83
Dividends per share                                                 0.19        0.17            0.37               0.33

The accompanying notes are an integral part of these consolidated financial statements

Chittenden Corporation
Consolidated Statements of CashFlows
(Unaudited)

                                                                                               For the Six Months
                                                                                                 Ended June 30,
                                                                                               1999          1998
                                                                                                          (Restated)
                                                                                           --------------------------
                                                                                                 (in thousands)
Cash flows from operating activities:
 Net income (loss)                                                                         $   (32,484)  $   24,255
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Provision for loan losses                                                                     4,350        4,710
   Depreciation and amortization                                                                 5,304        5,430
   Amortization of intangible assets                                                             2,928        2,948
   Amortization of premiums, fees, and discounts, net                                            2,150        2,455
   Investment securities (gains)                                                                     -         (261)
   Merger related expenses                                                                      49,866            -
   Write-off of impaired goodwill                                                               21,129            -
   Deferred income taxes                                                                       (21,477)       2,342
   Loans originated and purchased for sale                                                    (234,228)    (341,016)
   Proceeds from sales of loans                                                                273,280      335,654
   Gains on sales of loans                                                                      (3,199)      (4,087)
 Changes in assets and liabilities:
   Accrued interest receivable                                                                     756        2,315
   Other assets                                                                                (21,680)      14,916
   Accrued expenses and other liabilities                                                       29,762        1,927
                                                                                           --------------------------
     Net cash provided by operating activities                                                  76,457       51,588
                                                                                           --------------------------

Cash flows from investing activities:
 Proceeds from sales of securities available for sale                                                -       23,525
 Proceeds from maturing securities and principal payments
      on securities available for sale                                                         452,169      290,747
 Purchases of securities available for sale                                                   (317,660)    (327,148)
 Loans originated, net of principal repayments                                                (155,725)      13,960
 Purchases of premises and equipment                                                            (5,591)      (5,942)
                                                                                           --------------------------
     Net cash used in investing activities                                                     (26,807)      (4,858)
                                                                                           --------------------------

Cash flows from financing activities:
 Net increase (decrease) in deposits                                                          (112,479)      23,488
 Net increase (decreases) in short-term borrowings                                               3,690      (42,756)
 Cash paid for fractional shares                                                                   (37)           -
 Proceeds from issuance of treasury and common stock                                             5,133          757
 Dividends on common stock                                                                     (10,356)      (9,452)
 Cash paid to list on New York Stock Exchange, net of taxes                                          -          (93)
 Repurchase of common stock                                                                          -       (7,490)
                                                                                           --------------------------
     Net cash used in financing activities                                                    (114,049)     (35,546)
                                                                                           --------------------------
 Net increase (decrease) in cash and cash equivalents                                          (64,399)      11,184
 Cash and cash equivalents at beginning of period                                              267,748      241,403
                                                                                           --------------------------
     Cash and cash equivalents at end of period                                            $   203,349   $  252,587
                                                                                           ==========================

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Interest                                                                                $    57,691   $   63,924
   Income taxes                                                                                 14,017        2,850
 Non-cash investing and financing activities:
     Loans transferred to other real estate owned                                                  752        1,929
     Issuance of treasury and restricted stock                                                      75           77

The accompanying notes are an integral part of these consolidated financial statements.

Chittenden Corporation
Notes to Consolidated Financial Statements

NOTE 1 - ACCOUNTING POLICIES

   The Company's significant accounting policies, other than those described in
Note 4 below, are described in Note 1 of the Notes to Consolidated Financial Statements included in its 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period. Certain amounts for 1998 have been reclassified to conform to 1999 classifications.

   The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results for interim periods are not necessarily indicative of the results of operations for the full year or any other interim period.

NOTE 2 - ACQUISITIONS

   On May 28, 1999, the Company acquired Vermont Financial Services Corp. (VFSC) of Brattleboro, Vermont for stock. VFSC's subsidiary banks include Vermont National Bank, headquartered in Brattleboro, Vermont and United Bank, headquartered in Greenfield, Massachusetts. Under the agreement, VFSC shareholders received 1.07 shares of Chittenden Corporation common stock for each share of VFSC stock. Total shares outstanding of Chittenden Corporation stock increased by approximately 14 million shares as a result of the acquisition. Based on the closing price of Chittenden stock as of May 28, 1999, the market value of the shares exchanged totaled $387.2 million. The acquisition was accounted for as a pooling of interests. Accordingly, the consolidated financial statements for the periods presented have been restated to include VFSC.

   Total revenue, income before taxes, net income, and earnings per share data of the separate companies for the periods preceding the acquisition were:

                                   For the Three Months               For the Six Months                 For the Three Months
                                   Ended June 30, 1998                Ended June 30, 1998                Ended March 31, 1999
                           Chittenden                          Chittenden                          Chittenden
                           Corporation       VFSC   Combined  Corporation          VFSC  Combined Corporation      VFSC    Combined
                           --------------------------------------------------------------------------------------------------------
Total Revenue                $30,872      $29,179    $60,051      $61,152       $57,674  $118,826     $30,673   $28,654     $59,327
Income before Income Taxes    11,715        8,532     20,247       22,971        16,012    38,983      11,072     7,337      18,409
Net Income                     7,830        4,810     12,640       15,166         9,089    24,255       7,495     4,424      11,919
Diluted Earnings Per Share      0.53         0.36       0.44         1.03          0.68      0.83        0.52      0.34        0.42

Total revenue includes net interest income and noninterest income.


NOTE 3 - SPECIAL CHARGES

   Special charges of $71 million (pre-tax) were recorded during the second quarter of 1999 which included merger related expenses of $49.9 million and $21.1 million related to the write-off of impaired goodwill. The merger related expenses included asset disposal write-downs, conversion, severance and transaction costs, such as legal, advisory and accounting fees. The impaired goodwill, which related to VFSC's purchase of Eastern Bancorp, was written-off as a result of divestitures required by the U.S. Department of Justice and the Federal Reserve. On an after-tax basis, special charges amounted to $56.5 million in the second quarter of 1999. Included in accrued expenses and other liabilities at June 30, 1999, are merger related expenses totaling $43.2 million which will be paid in future periods.

NOTE 4 - RECENTLY ADOPTED ACCOUNTING POLICIES

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

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes the accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment. Statement 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activiities - Deferral of the Effective Date of FASB Statement No. 133," is effective for the Company's fiscal year beginning January 1, 2001. The Company has the option to elect to early adopt the Statement at the beginning of its next fiscal quarter. The statement cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). The Company has not yet quantified the impact of adopting Statement 133 on its consolidated financial statements and has not determined the timing of or method of its adoption of the Statement.

NOTE 6 - COMPREHENSIVE INCOME

   The Company's comprehensive income for the three-month and six-month periods ended June 30, 1999 and 1998 is presented below:

                                                                       For the Three Months    For the Six Months
                                                                          Ended June 30,         Ended June 30,
                                                                         1999        1998        1999       1998
                                                                    ------------------------------------------------
                                                                                    (In Thousands)
Net Income                                                              $(44,404)   $12,640    $(32,484)   $24,255
Unrealized gains on investment securities:
  Unrealized holding gains (losses) on securities available for
   sale, net of tax                                                       (5,821)       534      (9,250)       898
  Reclassification adjustments for (gains) losses arising during
   period, net of tax                                                          -        (71)          -       (169)
                                                                    ------------------------------------------------
Total Comprehensive income                                              $(50,225)   $13,103    $(41,734)   $24,984
                                                                    ================================================

NOTE 7 - BUSINESS SEGMENTS

   On January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting operating segments of a business enterprise. Under SFAS 131, operating segments are defined as components of an enterprise which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision-maker is the Chairman, President and Chief Executive Officer of the Company. The adoption of SFAS 131 did not have a material effect on the Company's primary financial statements, but did result in the disclosure of segment information contained herein.

   The Company has identified Commercial Banking as its reportable operating business segment based on the fact that the chief operating decision-maker views the results of operations as a single strategic unit. The Commercial Banking segment is comprised of Chittenden Bank, Vermont National Bank, Bank of Western Massachusetts, United Bank, Flagship Bank and Trust, and Chittenden Connecticut Corporation, which provide similar products and services, have similar distribution methods, types of customers and regulatory responsibilities. Commercial Banking derives its revenue from a wide range of banking services, including lending activities, acceptance of demand, savings and time deposits, safe deposit facilities, merchant credit card services, trust and investment management, data processing, brokerage services, mortgage banking, and loan servicing for investor portfolios.

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

For the Three Months Ended                             Commercial               Consolidation
                                                         Banking      Other (2)  Adjustments      Consolidated
                                                     -----------------------------------------------------------
June 30, 1999
Net interest revenue (1)                               $   43,172     $     70    $       -       $   43,242
Noninterest income                                         15,994          612           (5)          16,601
Provision for Loan Losses                                   2,175            -            -            2,175
Noninterest expense                                        95,965       13,276            -          109,241
                                                     ---------------------------------------------------------
Net income before tax                                     (38,974)     (12,594)          (5)         (51,573)
Income tax expense/(benefit)                               (6,872)        (297)           -           (7,169)
                                                     ---------------------------------------------------------
Total Net Income                                       $  (32,102)    $(12,297)   $      (5)      $  (44,404)
                                                     =========================================================
End of Period Assets                                   $4,121,769     $401,297    $(391,761)      $4,131,305

For the Three Months Ended                             Commercial               Consolidation
                                                         Banking      Other (2)  Adjustments   Consolidated
                                                     ---------------------------------------------------------
June 30, 1998

Net interest revenue (1)                               $   42,711     $    124    $       -       $   42,835
Noninterest income                                         16,671          545            -           17,216
Provision for Loan Losses                                   2,310            -            -            2,310
Noninterest expense                                        36,047        1,447            -           37,494
                                                     ---------------------------------------------------------
Net income before tax                                      21,025         (778)           -           20,247
Income tax expense/(benefit)                                8,000         (393)           -            7,607
                                                     ---------------------------------------------------------
Total Net Income                                       $   13,025     $   (385)   $       -       $   12,640
                                                     =========================================================
End of Period Assets                                   $4,049,476     $390,030    $(371,446)      $4,068,060

For the Six Months Ended                               Commercial                 Consolidation
                                                         Banking      Other (2)    Adjustments    Consolidated
                                                     ---------------------------------------------------------
June 30, 1999

Net interest revenue (1)                               $   86,248     $    163    $       -       $   86,411
Noninterest income                                         31,510        1,254            (5)         32,759
Provision for Loan Losses                                   4,350            0            -            4,350

Noninterest expense                                       133,198       14,400            -          147,598
                                                     ---------------------------------------------------------
Net income before tax                                     (19,790)     (12,983)          (5)         (32,778)
Income tax expense/(benefit)                                   76         (370)           -             (294)
                                                     ---------------------------------------------------------
Total Net Income                                       $  (19,866)    $(12,613)   $      (5)      $  (32,484)
                                                     =========================================================
End of Period Assets                                   $4,121,769     $401,297    $(391,761)      $4,131,305

For the Six Months Ended                               Commercial               Consolidation
                                                         Banking      Other (2)  Adjustments    Consolidated
                                                     ---------------------------------------------------------
June 30, 1998

Net interest revenue (1)                               $   85,441     $    213    $       -       $   85,654
Noninterest income                                         31,659        1,519           (6)          33,172
Provision for Loan Losses                                   4,710            -            -            4,710
Noninterest expense                                        72,516        2,617            -           75,133
                                                     ---------------------------------------------------------
Net income before tax                                      39,874         (885)          (6)          38,983
Income tax expense/(benefit)                               15,082         (354)           -           14,728
                                                     ---------------------------------------------------------
Total Net Income                                           24,792         (531)          (6)          24,255
                                                     =========================================================
End of Period Assets                                   $4,049,476     $390,030    $(371,446)      $4,068,060

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



NOTE 8 - SUBSEQUENT EVENT

   On July 21, 1999, the Company declared regular dividends of approximately $6.2 million, or $0.22 per share, to be paid on August 20, 1999 to shareholders of record on August 6, 1999.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

   On May 28, 1999, Chittenden Corporation ("Chittenden" or "the Company") completed the acquisition of Vermont Financial Services Corp. (VFSC) in a stock-for-stock transaction accounted for as a pooling of interests. Accordingly, the consolidated financial statements of the Company have been restated to reflect the acquisition as of the beginning of the earliest period presented. The Company recognized $56.5 million of after-tax special charges in the second quarter of 1999. Results excluding these special charges are referred to in the following discussion as operating.

   The Company has entered into contracts with three banking organizations to sell eighteen branches under divestitures required by the U.S. Department of Justice and the Federal Reserve as conditions of the approval of the merger transaction with VFSC. Total loans and deposits to be transferred to the buyers are approximately $180 million and $514 million, respectively. Sixteen of the eighteen branch sales are expected to be completed in the fourth quarter of 1999, with the remaining two branch sales to be completed in the third quarter of 1999 and the first quarter of 2000.

   Chittenden Corporation posted second quarter 1999 operating net income of $0.42 per diluted share, compared to the $0.44 per diluted share posted in the second quarter of last year. Operating net income for the second quarter of 1999 was $12.1 million, compared to the $12.6 million recorded in the same quarter a year ago. Operating return on average equity was 12.28% for the quarter ended June 30, 1999 compared with 13.34% for the same period in 1998. Operating return on average assets was 1.17% for the first quarter of 1999, down from 1.25% for the second quarter of last year.

   For the first six months of 1999, diluted operating earnings per share were $0.84, an increase over the $0.83 per share for the same time period in 1998. Year to date operating net income for 1999 was $24 million, which was consistent with the same period for the prior year. Operating return on average equity and operating return on average assets for the first six months of 1999 were 12.36% and 1.16%, down from the 13.00% and 1.21% reported in 1998. The decline in operating return on average equity was primarily attributed to increased levels of average stockholders equity caused by the Company's rescission of its share repurchase program prior to the announcement of the agreement to acquire VFSC.

   Net interest income on a tax equivalent basis for the three months ended June 30, 1999 was $44.0 million, up slightly from $43.8 million for the same period a year ago. The yield on earning assets declined from 4.74% in the second quarter of 1998 to 4.61% for the same period in 1999. This decrease was attributable to declining yields in the Company's loan portfolio reflecting reductions in market interest rates, which resulted from three rate reductions by the Federal Reserve occurring in the third and fourth quarters of 1998.

   Net interest income on a tax equivalent basis for the six months ended June 30, 1999 was $87.9 million, up slightly from $87.1 million for the same period a year ago. The yield on earning assets declined from 4.76% in the first half of 1998 to 4.61% for the same period in 1999. This decrease was attributable to increased liquidity in the Company's mix of investments and loans, which was caused by deposit growth outpacing loan growth. Also contributing to the decline in the net interest margin were declining yields in the Company's loan portfolio discussed above.

The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the six months ended June 30,

                                                                        1999                                1998
                                                        -----------------------------------------------------------------------
                                                                      Interest    Average                 Interest    Average
                                                          Average      Income/     Yield/     Average      Income/     Yield/
                                                          Balance    Expense (1)  Rate (1)    Balance    Expense (1)  Rate (1)
                                                        -----------------------------------------------------------------------
                                                                                    (in thousands)
Assets
Interest-earning assets:
   Loans                                                $2,821,908   $  114,882     8.21%   $2,701,986   $118,989       8.88%
   Investments:
      Taxable                                              928,577       28,007     6.08%      875,459     28,468       6.56%
      Tax-favored securities                                57,721        1,561     5.45%       48,763      1,671       6.91%
   Interest-bearing deposits in banks                        4,748           62     2.63%        4,438         86       3.89%
   Federal funds sold                                       35,302          830     4.74%       55,811      1,596       5.77%
                                                        ------------------------            ----------------------
      Total interest-earning assets                      3,848,256      145,342     7.62%    3,686,457    150,810       8.25%
                                                                     -----------                         ---------
Noninterest-earning assets                                 362,068                             398,669
Allowance for loan losses                                  (42,408)                            (45,878)
                                                        -----------                         -----------
   Total assets                                         $4,167,916                          $4,039,248
                                                        ===========                         ===========

Liabilities and stockholders' equity
Interest-bearing liabilities:
   Savings and interest-bearing transactional accounts  $2,025,770   $   29,192     2.91%   $1,819,456   $ 30,655       3.40%
   Certificates of deposit under $100,000 and other        774,307       20,083     5.23%      872,896     22,510       5.20%
    time deposits
   Certificates of deposit $100,000 and over               203,544        4,976     4.93%      205,888      5,350       5.24%
                                                        ------------------------            ----------------------
      Total interest-bearing deposits                    3,003,621       54,251     3.64%    2,898,240     58,515       4.07%
Short-term borrowings                                      126,927        3,212     5.10%      178,511      5,196       5.87%
                                                        ------------------------            ----------------------
      Total interest-bearing liabilities                 3,130,548       57,463     3.70%    3,076,751     63,711       4.18%
                                                                     -----------                         ---------

Noninterest-bearing liabilities:
  Demand deposits                                          588,722                             532,407
  Other liabilities                                         56,335                              52,089
                                                        ------------                        -----------
      Total liabilities                                  3,775,605                           3,661,247
Stockholders' equity                                       392,311                             378,001
                                                        ------------                        -----------
         Total liabilities and stockholders' equity     $4,167,916                          $4,039,248
                                                        ============                        ===========
Net interest income                                                  $   87,879                          $ 87,099
                                                                     ===========                         =========
Interest rate spread (2)                                                            3.92%                               4.07%
Net yield on earning assets (3)                                                     4.61%                               4.76%

(1) On a fully taxable equivalent basis, which is calculated using a Federal income tax rate of 35%. Loan income includes fees.
(2) Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(3) Net yield on earning assets is net interest income divided by total interest-earning assets.

   Noninterest income amounted to $16.6 million for the second quarter of 1999, down 4% from $17.2 million for the second quarter of 1998. Investment management revenue of $3.7 million increased 16% compared to $3.2 million in the second quarter of 1998, due to increased assets under management. This revenue increase was offset by decreases in service charges on deposits and gains on sales of mortgages. Service charges on deposits of $4.7 million decreased $553,000 from the $5.2 million reported for the second quarter of 1998, due to a decrease in overdraft related fee income. Gains on sales of mortgage loans decreased $732,000 due to a decrease in loans sold to investors as a result of the increase in market rates between the two comparable periods.

   Noninterest income for the first half of 1999 was $32.8 million, which decreased by 1% from the $33.2 million recorded for the same period last year. An increase of 15% or $944,000 in investment management revenue substantially offset decreases in service charges on deposits, gains on sales of mortgage loans and insurance commissions. Service charges on deposits declined $1.1 million compared to the six months of 1998, due to a decrease in overdraft related fee income. Gains on sales of mortgage loans decreased by $888,000 due to a decline in the amount of loans sold to investors as a result of the rate increases discussed above. Commissions from insurance sales declined $342,000 from the comparable period in 1998, to $1.2 million for the second quarter of 1999 due to lower levels of contingent commissions received from insurance companies. The decline in contingent commissions, which are based on loss experience associated with policies sold and the insurance agency's ability to attain sales goals, was related to increased competition and a less favorable loss experience on policies sold by the agency.

   Operating noninterest expenses were $38.2 million for the second quarter, and $76.6 million for the first half of 1999. These amounts were $752,000 and $1.5 million, or approximately 2% higher than the comparable periods in 1998. Special charges of $71 million (pre-tax) were incurred during the second quarter of 1999 which included merger related expenses of $49.9 million and $21.1 million related to the write-off of impaired goodwill. The merger related expenses included asset disposal write-downs, conversion, severance and transaction costs, such as legal, advisory and accounting fees. The impaired goodwill, which related to VFSC's purchase of Eastern Bancorp, was written-off as a result of divestitures required by the U.S. Department of Justice and the Federal Reserve. On an after-tax basis, special charges amounted to $56.5 million in the second quarter of 1999. Included in accrued expenses and other liabilities at June 30, 1999, are merger related expenses of $43.2 million which will be paid in future periods.

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

   For the six months ended June 30, 1999 and 1998, Federal and state operating income tax provisions amounted to $14.2 million and $14.7 million, respectively. The effective tax rates for the respective periods were 37.1% and 37.7%. During all periods, the Company's statutory Federal corporate tax rate was 35%. The Company's effective tax rates differed from the statutory rates primarily because of non-tax-deductible amortization of goodwill related to VFSC's acquisition of Eastern Bancorp. The higher effective rate produced by these nondeductible expenses was partially reduced by 1) the proportion of interest income from state and municipal securities and corporate dividend income, which are partially exempt from Federal taxation and 2) tax credits on investments in qualified low income housing projects.

   As noted above, the Company recorded $71 million in special charges in the second quarter of 1999, which included $49.9 million of merger related expenses and $21.1 million related to the write-off of impaired goodwill. No tax benefit was recorded in relation to the goodwill write-off since that expense is not tax deductible. In addition, no tax benefit was recognized in relation to certain non-deductible merger related expenses including investment advisory, legal and accounting fees incurred as part of the transaction. Tax benefits were recognized at the Company's marginal federal tax rate of 35% in relation to all deductible merger related expenses including severance and related expenses, conversion of systems, and dispositions of duplicative assets.

Financial Position

   Total assets decreased from $4.264 billion at December 31, 1998 to $4.131 billion at June 30, 1999. The Company invests the majority of its assets in loans and investments. Total loans increased $149.8 million, to $2.8 billion at June

30, 1999. This increase was primarily attributable to growth in the commercial and consumer portfolios, which offset prepayments in the residential portfolios. Consistent with the Company's past practice, all conforming fixed-rate loan production is sold on the secondary market. Total deposits at June 30, 1999 were $3.6 million, a $112 million decrease from December 31, 1998 due to a decline in seasonally high deposit balances at year end 1998. However, total deposits increased by $100 million from June 30, 1998 to June 30, 1999. Securities available for sale decreased $149 million to $845 million at June 30, 1999. The decline was primarily due to a decrease in short-term investments, which matured during the first half of 1999 providing available funds to support the increase in loans and decline in deposits at June 30, 1999.


Credit Quality

Nonperforming assets include nonaccrual loans and foreclosed real estate (Other Real Estate Owned). As of June 30, 1999, nonperforming assets totaled $14.2 million, compared to $19.7 million and $27.0 million at December 31, 1998 and June 30, 1998, respectively. The June 30, 1999 balance reflects two large payoffs on nonperforming commercial loans, which occurred during the second quarter, as well as continuing reductions in the levels of Other Real Estate Owned. The allowance for loan losses was $42.4 million at June 30, 1999, up slightly from the December 31, 1998 level of $41.2 million.

  A summary of credit quality follows:

                                                             6/30/99             3/31/99             12/31/98             6/30/98
                                               ----------------------------------------------------------------------------------
                                                                                  (In thousands)
 Nonaccrual loans                                           $ 13,564            $ 16,144            $  17,866            $ 23,500
 Other real estate owned (OREO)                                  615               1,354                1,869               3,300
                                               ----------------------------------------------------------------------------------
 Total nonperforming assets (NPA)                           $ 14,179            $ 17,498            $  19,735            $ 26,800
                                               ==================================================================================

 Loans past due 90 days or more                             $  4,273            $  5,161            $   4,184            $  6,608
          and still accruing  interest
 Allowance for loan losses                                    42,431              42,262               41,209              45,727
 NPA as % of loans plus OREO                                    0.49%               0.62%                0.71%               0.98%
 Allowance as % of loans                                        1.46%               1.50%                1.47%               1.68%
 Allowance as % of nonperforming loans                        312.82%             261.78%              230.66%             194.58%
 Allowance as % of NPA                                        299.25%             241.52%              208.81%             170.62%

Provisions for and activity in the allowance for loan losses are summarized as follows:

                                                             Three Months                             Six Months
                                                            Ended June 30,                          Ended June 30,
                                                       1999                1998                1999                1998
                                              -------------------------------------------------------------------------------
                                                                               (In thousands)
  Beginning Balance                                       $42,262             $45,207             $41,209             $45,664
  Provision for Loan Losses                                 2,175               2,310               4,350               4,710
  Loans Charged Off                                        (3,073)             (3,275)             (5,753)             (7,055)
  Loan Recoveries                                           1,067               1,485               2,625               2,408
                                              -------------------------------------------------------------------------------
  Ending Balance                                          $42,431             $45,727             $42,431             $45,727
                                              ===============================================================================

   The provision for loan losses represents the charge to expense that is required to fund the allowance for loan losses. The level of the allowance for loan losses is based on management's estimate of the amount required to reflect the risks in the loan portfolio, based upon known and anticipated circumstances and conditions. In addition to evaluating the collectibility of specific loans when determining the adequacy of the allowance for possible loan losses, management also takes into consideration other factors such as changes in the mix and volume of the loan portfolio, historic loss experience, the amount of delinquencies and loans adversely classified, economic trends, and the impact of the local and regional economy on the Company's borrowers. The adequacy of the allowance for possible loan losses is assessed by an allocation process whereby specific loss allocations are made against adversely classified loans, and general loss allocations are made against segments of the loan portfolio which have similar attributes. Management assesses the adequacy of the allowance for loan losses and reviews that assessment quarterly with the Board of Directors.

Capital

   Stockholders' equity totaled $342.7 million at June 30, 1999, compared to $389.5 million at year-end 1998. The current level reflects the year-to-date net loss of $32.4 million, dividends paid to shareholders totaling $10.4 million, and a decrease in accumulated other comprehensive income of $9.3 million. The decrease in other comprehensive income resulted from decreases in the unrealized gains on available for sale securities caused by the continued increase in yields in the Treasury bond market during the first half of 1999, which was precipitated by the increase in the federal funds rate at the end of June 1999.

   "Tier One" capital, consisting entirely of common equity, measured 9.87% of risk-weighted assets at June 30, 1999. Total capital, including the "Tier Two" allowance for loan losses, was 11.13% of risk-weighted assets. The leverage capital ratio was 7.20%. These ratios placed Chittenden in the "well-capitalized" category according to regulatory standards.

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

   The measure of an institution's liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. At June 30, 1999, the Company maintained cash balances and short-term investments of approximately $203.3 million, compared with $267.7 million at December 31, 1998. During this six month period the Company continued to be an average daily net seller of Federal Funds.

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

   The Company's information systems include larger programs that run on mainframe systems and smaller programs that reside on individual or networked personal computers. The vast majority of the systems considered by the Company to be mission-critical (vital to the successful continuance of the Company's core business activities) are mainframe-based systems. The assessment, renovation, testing, and implementation of the renovations to all mission-critical mainframe systems are complete. The Company has developed an internal reporting system to track its deadlines relating to the renovation, testing, and implementation of Y2K related tasks to ensure that they are completed on schedule.

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

   The Company also has completed evaluations of the Y2K readiness of its significant customers. These customers responded to a questionnaire which asked them detailed questions regarding their Year 2000 readiness, including:

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

   The responses were directed to the customer's primary customer service contact, who reviewed their responses and then forwarded them to a specific individual responsible for coordinating all responses and assessing their impact on the Company. Responses were rated based on the progress of the customers implementation status. Of the customers who were evaluated, 90% were rated as a low risk based on implementation progress that is fully or nearly complete. None of the responses indicated the existence of any Y2K related issues which might have a material impact on the Company. Alternative assessments were performed on a case-by-case basis for the two significant customers who did not respond to the questionnaire. These assessments included any procedures considered necessary to satisfy the Company that there are no Y2K related issues associated with these two significant customers.

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

                                                  Costs incurred through          Costs expected to be incurred
                                                      June 30, 1998                          incurred
                                                                                       after June 30, 1999
                                          ------------------------------------------------------------------------
Software Modification                                    $2,015,919                          $  781,334
Replacement of non-compliant software                       450,805                             760,382
Replacement of non-compliant hardware                       238,643                             605,857
                                          ------------------------------------------------------------------------
    Total                                                $2,705,367                          $2,147,573
                                          ========================================================================

   Of the $2.1 million in estimated future costs of Y2K compliance, it is expected that approximately 64% will consist of hardware and software purchases that will have future utility and expanded functionality and therefore will be capitalized and depreciated in accordance with the Company's existing accounting policy. The above costs do not include salaries and benefits of Company personnel or allocated costs of the Company's two major mainframe contracts as these costs would have been incurred regardless of the Y2K problem. The Company has not deferred any significant information technology (IT) projects that would have a material adverse effect on its future operations if not performed in a timely manner. Funds allocated for remediation of Year 2000 issues have not been appropriated from the Company's ongoing IT budget.

   Based upon the Company's progress in its Y2K readiness process, management considers its most reasonably likely worst case Year 2000 scenario to be that network related external communications channels become disrupted. In the event that this were to happen, external business facilities will use emergency wireless communication for verbal direction and refer to their existing individual contingency plans to conduct business through off-line operation and/or manual processing.

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

                          PART II - OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders

   (a)  Meeting Date

        May 19, 1999

   (b)  Election of Directors

        Paul J. Carrara      3 Year Term
        Sally W. Crawford    3 Year Term
        Philip A. Kolvoord   3 Year Term
        James C. Pizzagalli  3 Year Term

   (c)  Voting Matters

        1.  The election of Directors as provided by the By-Laws.

                                                     Total Vote                             Total Vote Withheld
                                                     For Each Director                      From Each Director
                                                     -----------------                      ------------------
       Paul J. Carrara                               11,835,091                             62,304
       Sally W. Crawford                             11,831,491                             65,904
       Philip A. Kolwoord                            11,831,471                             65,923
       James C. Pizzagalli                           11,838,230                             59,164

                                       15
s

         2. Proposal to vote upon the Agreement and Plan of Merger, dated as of December 16, 1998, by and among Chittenden, Chittenden Acquisition Subsidiary, Inc., a Delaware corporation and wholly-owned subsidiary of Chittenden, and Vermont Financial Services Corp., a Delaware corporation, and the issuance of 1.07 shares of Chittenden common stock in exchange for each share of Vermont Financial common stock, and all of the matters and transactions contemplated by the merger, including the amendment and restatement of Chittenden's charter.

                 For           Against       Abstain      Broker Non-Vote
                 ---           -------       -------      ---------------
                 9,183,693     129,241       26,796       2,557,664



   Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (d)  EXHIBITS

           Exhibit 27      Financial Data Schedule

   (e)  REPORTS ON FORM 8-K

        A report was filed by the Company on Form 8-K on May 5, 1999 in connection with the announcement that Charter One Financial, Inc's principal subsidiary, Charter One Bank, F.S.B. had signed a definitive agreement with Chittenden Corporation to purchase 14 Vermont National Bank offices along with approximately $400 million in deposits and $120 million in commercial loans.

        A report was file by the Company on Form 8-K on June 11, 1999 in connection with the May 28, 1999 completion of the acquisition of Vermont Financial Services Corp. by Chittenden Corporation, a Vermont corporation.

                            CHITTENDEN CORPORATION
                                  SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CHITTENDEN CORPORATION
                                        Registrant




August 13, 1999                         /s/ PAUL A. PERRAULT
---------------                         --------------------
Date                                    Paul A. Perrault,
                                        Chairman, President and
                                        Chief Executive Officer



August 13, 1999                         /s/ KIRK W. WALTERS
---------------                         -------------------
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


                                        CHITTENDEN CORPORATION
                                        Registrant




August 13, 1999
---------------                         ___________________________
Date                                    Paul A. Perrault,
                                        Chairman, President
                                        and Chief Executive Officer



August 13, 1999
---------------                         ____________________________
Date                                    Kirk W. Walters
                                        Executive Vice President,
                                        Treasurer, and Chief Financial Officer