Form 10-Q
period 1999-09-30
CHITTENDEN CORP /VT/
filed 1999-11-15
CIK 200138

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

              X    Quarterly Report Pursuant to Section 13 or 15(d)
             ---
                     of the Securities Exchange Act of 1934
                    For Nine Months Ended September 30, 1999
                                       or
                  Transition Report Pursuant to Section 13 or 15(d)
             ---
                     of the Securities Exchange Act of 1934

           For the transition period from____________to____________


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

                                 YES  X      NO
                                     ---        ---

At November 5, 1999, there were 28,335,073 shares of the Corporation's $1.00 par value common stock issued and outstanding.

                         PART I.  FINANCIAL INFORMATION

                         Item 1.  Financial Statements

Chittenden Corporation
Consolidated Balance Sheets
(Unaudited)

                                                                                              September 30,   December 31,
                                                                                                   1999           1998
                                                                                                               (Restated)
                                                                                            ------------------------------
                                                                                                     (in thousands)
Assets
Cash and cash equivalents                                                                        $  257,711     $  267,748
Securities available for sale                                                                       756,537        993,370
FHLB and FRB stock                                                                                   21,979         21,979
Mortgage loans held for sale                                                                         15,206         53,684
Loans:
  Commercial                                                                                        524,813        480,801
  Municipal                                                                                         119,673         97,189
  Real Estate:
     Residential                                                                                  1,091,991      1,106,135
     Commercial                                                                                     654,040        573,253
     Construction                                                                                    57,155         69,690
                                                                                            ------------------------------
     Total Real Estate                                                                            1,803,186      1,749,078
  Consumer                                                                                          502,867        414,830
                                                                                            ------------------------------
  Total Loans                                                                                     2,950,539      2,741,898
Less: Allowance for loan losses                                                                     (40,844)       (41,209)
                                                                                            ------------------------------
  Net loans                                                                                       2,909,695      2,700,689

Accrued interest receivable                                                                          31,383         32,523
Other real estate owned                                                                                 695          1,870
Other assets                                                                                         77,187         52,108
Premises and equipment, net                                                                          48,449         71,012
Intangible assets                                                                                    44,854         69,460
                                                                                            ------------------------------
  Total assets                                                                                   $4,163,696     $4,264,443
                                                                                            ==============================


Liabilities:
Deposits:
   Demand                                                                                        $  599,679     $  613,645
   Savings                                                                                        2,005,395      2,059,028
   Certificates of deposit less than $100,000 and other time deposits                               770,208        798,921
   Certificates of deposit $100,000 and over                                                        220,177        208,177
                                                                                            ------------------------------
  Total deposits                                                                                  3,595,459      3,679,771
Short-term borrowings                                                                               144,659        135,276
Accrued expenses and other liabilities                                                               70,103         59,936
                                                                                            ------------------------------
  Total liabilities                                                                               3,810,221      3,874,983
Commitments and contingencies
Stockholders' Equity:
Preferred stock - $100 par value
  authorized - 1,000,000 shares; issued and outstanding - none
Common stock - $1 par value authorized - 60,000,000 shares;
  issued -28,318,356 in 1999 and 30,153,669 in 1998                                                  28,318         30,154
Surplus                                                                                             148,366        188,431
Retained earnings                                                                                   181,193        214,329
Treasury stock, at cost - 246 shares in 1999 and 2,216,599 shares in 1998                                (1)       (49,650)
Accumulated other comprehensive income                                                               (4,193)         6,462
Unearned portion of employee restricted stock                                                          (208)          (266)
                                                                                            ------------------------------
  Total stockholders' equity                                                                        353,475        389,460
                                                                                            ------------------------------
  Total liabilities and stockholders' equity                                                     $4,163,696     $4,264,443
                                                                                            ==============================


The accompanying notes are an integral part of these consolidated financial statements.

Chittenden Corporation
Consolidated Statements of Operations
(Unaudited)

                                                                   For the Three Months           For the Nine Months
                                                                    Ended September 30,           Ended September 30,
                                                                      1999       1998           1999              1998
                                                                              (Restated)                       (Restated)
                                                                  ---------------------------------------------------------
                                                                             (in thousands, except per share data)
Interest income:
Interest on loans                                                   $59,765     $59,971          $173,793          $177,917
Investment securities:
 Taxable                                                             12,160      13,913            40,115            42,326
 Tax-favored                                                            339         276             1,398             1,455
 Short-term investments                                                 840       1,257             1,735             2,935
                                                                  ---------------------------------------------------------
        Total interest income                                        73,104      75,417           217,041           224,633
                                                                  ---------------------------------------------------------
Interest expense:
Deposits:
 Savings                                                             14,499      16,243            42,823            46,955
 Time                                                                12,274      13,329            38,192            41,187
                                                                  ---------------------------------------------------------
        Total interest on deposits                                   26,773      29,572            81,015            88,142
 Short-term borrowings                                                1,587       1,937             4,799             6,929
                                                                  ---------------------------------------------------------
        Total interest expense                                       28,360      31,509            85,814            95,071
                                                                  ---------------------------------------------------------
Net interest income                                                  44,744      43,908           131,227           129,562
Provision for loan losses                                             2,175       2,250             6,525             6,960
                                                                  ---------------------------------------------------------
Net interest income after provision for loan losses                  42,569      41,658           124,702           122,602
                                                                  ---------------------------------------------------------
Noninterest income:
 Investment management and trust income                               3,606       3,249            10,805             9,504
 Service charges on deposit accounts                                  4,522       4,863            13,537            15,049
 Mortgage servicing income                                              736         829             2,476             2,420
 Gains on sales of mortgage loans, net                                  940       1,858             4,139             5,945
 Credit card income, net                                              1,782       1,408             4,650             4,532
 Insurance commissions, net                                             593         819             1,794             2,362
 Gain on sales of securities                                              -          95                 -               356
 Other                                                                5,634       3,857            12,928             9,982
                                                                  ---------------------------------------------------------
        Total noninterest income                                     17,813      16,978            50,329            50,150
                                                                  ---------------------------------------------------------
Noninterest expense:
 Salaries                                                            14,353      15,196            43,972            44,021
 Employee benefits                                                    4,066       4,355            13,276            13,230
 Net occupancy expense                                                5,495       6,079            18,519            18,921
 Other real estate owned, income and expense, net                       (43)        187               248               762
 Amortization of intangibles                                            547       1,464             3,475             4,413
 Special charges                                                          -           -            70,995                 -
 Other                                                               11,201      11,213            32,562            32,280
                                                                  ---------------------------------------------------------
        Total noninterest expense                                    35,619      38,494           183,047           113,627
                                                                  ---------------------------------------------------------
Income (Loss) before income taxes                                    24,763      20,142            (8,016)           59,125
Income tax expense                                                    8,834       7,623             8,540            22,351
                                                                  ---------------------------------------------------------
   Net income (Loss)                                                $15,929     $12,519          $(16,556)         $ 36,774
                                                                  =========================================================

Basic earnings (loss) per share                                       $0.56       $0.44            $(0.59)            $1.29
Diluted earnings (loss) per share                                      0.56        0.44             (0.59)             1.27
Dividends per share                                                    0.22        0.18              0.59              0.51

The accompanying notes are an integral part of these consolidated financial statements

                                                                                             For the Nine Months
                                                                                              Ended September 30,
                                                                                                1999        1998
                                                                                                         (Restated)
                                                                                           -----------------------
                                                                                                (in thousands)
Cash flows from operating activities:
 Net income (loss)                                                                           $ (16,556)  $  36,774
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Provision for loan losses                                                                     6,525       6,960
   Depreciation and amortization                                                                 7,087       8,099
   Amortization of intangible assets                                                             3,475       4,413
   Amortization of premiums, fees, and discounts, net                                            3,256       3,979
   Gain on sales of securities                                                                       -        (356)
   Merger related expenses                                                                      49,866           -
   Write-off of impaired goodwill                                                               21,129           -
   Deferred income taxes                                                                       (37,922)      3,226
   Loans originated and purchased for sale                                                    (392,241)   (511,146)
   Proceeds from sales of loans                                                                434,858     495,875
   Gains on sales of loans                                                                      (4,139)     (5,945)
 Changes in assets and liabilities:
   Accrued interest receivable                                                                   1,140       3,384
   Other assets                                                                                 (7,612)     14,706
   Accrued expenses and other liabilities                                                       12,857      (6,701)
                                                                                           -----------------------
     Net cash provided by operating activities                                                  81,723      53,268
                                                                                           -----------------------

Cash flows from investing activities:
 Proceeds from sales of securities available for sale                                                -      31,566
 Proceeds from maturing securities and principal payments
      on securities available for sale                                                         586,321     416,706
 Purchases of securities available for sale                                                   (366,396)   (459,183)
 Loans originated, net of principal repayments                                                (219,384)    (55,658)
 Purchases of premises and equipment                                                            (8,385)     (8,157)
                                                                                           -----------------------
     Net cash used in investing activities                                                      (7,844)    (74,726)
                                                                                           -----------------------

Cash flows from financing activities:
 Net increase (decrease) in deposits                                                           (84,312)    117,934
 Net increase (decrease) in short-term borrowings                                                9,383     (43,099)
 Cash paid for fractional shares                                                                   (37)          -
 Proceeds from issuance of treasury and common stock                                             7,630       1,191
 Dividends on common stock                                                                     (16,580)    (14,546)
 Cash paid to list on New York Stock Exchange, net of taxes                                          -         (93)
 Repurchase of common stock                                                                          -     (19,792)
                                                                                           -----------------------
     Net cash provided by (used in) financing activities                                       (83,916)     41,595
                                                                                           -----------------------
 Net increase (decrease) in cash and cash equivalents                                          (10,037)     20,137
 Cash and cash equivalents at beginning of period                                              267,748     241,403
                                                                                           -----------------------
     Cash and cash equivalents at  end of period                                             $ 257,711   $ 261,540
                                                                                           =======================

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Interest                                                                                  $  85,536   $  92,228
   Income taxes                                                                                 16,846       8,709
 Non-cash investing and financing activities:
   Loans transferred to other real estate owned                                                  1,028       2,809
   Issuance of treasury and restricted stock                                                        75         119

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


NOTE 2 - ACQUISITIONS

   On May 28, 1999, the Company acquired Vermont Financial Services Corp. (VFSC) of Brattleboro, Vermont for stock. VFSC's subsidiary banks included Vermont National Bank, headquartered in Brattleboro, Vermont and United Bank, headquartered in Greenfield, Massachusetts. Under the agreement, VFSC shareholders received 1.07 shares of Chittenden Corporation common stock for each share of VFSC stock. Total shares outstanding of Chittenden Corporation stock increased by approximately 14 million shares as a result of the acquisition. Based on the closing price of Chittenden stock as of May 28, 1999, the market value of the shares exchanged totaled $387.2 million. The acquisition was accounted for as a pooling of interests. Accordingly, the consolidated financial statements for the periods presented have been restated to include VFSC.

   Total revenue, income before taxes, net income, and earnings per share data of the separate companies for the periods preceding the acquisition were:

                                   For the Three Months                  For the Nine Months
                                 Ended September 30, 1998              Ended September 30, 1998
                              Chittenden                            Chittenden
                              Corporation     VFSC    Combined      Corporation     VFSC    Combined
                          ------------------------------------------------------------------------------
Total Revenue                       $31,229  $29,657   $60,886            $92,381  $87,331  $179,712
Income before Income Taxes           11,805    8,337    20,142             34,776   24,349    59,125
Net Income                            7,704    4,815    12,519             22,870   13,904    36,774
Diluted Earnings Per Share             0.53     0.37      0.44               1.55     1.05      1.27

                                   For the Three Months
                                   Ended March 31, 1999
                              Chittenden
                              Corporation     VFSC    Combined
                          ----------------------------------------
Total Revenue                       $30,673  $28,654   $59,327
Income before Income Taxes           11,072    7,722    18,794
Net Income                            7,495    4,424    11,919
Diluted Earnings Per Share             0.52     0.34      0.42

Total revenue includes net interest income and noninterest income.


NOTE 3 - SPECIAL CHARGES

   Special charges of $71 million (pre-tax) were recorded during the second quarter of 1999 which included merger related expenses of $49.9 million and $21.1 million related to the write-off of impaired goodwill. The merger related expenses included asset disposal write-downs, conversion, severance and transaction costs, such as legal, advisory and accounting fees. The impaired goodwill, which related to VFSC's purchase of Eastern Bancorp, was written-off as a result of divestitures required by the U.S. Department of Justice and the Federal Reserve. On an after-tax basis, special charges amounted to $56.5 million in the second quarter of 1999. Included in accrued expenses and other liabilities at September 30, 1999, are merger related expenses totaling $18.0 million which will be paid in future periods.

The change in accrued merger related expenses at September 30, 1999 is summarized below:

                                                               Less:              Less:       Accrual Balance as
                                          Original Accrual  Cash Transactions  Write-downs  of September 30, 1999
                                        =========================================================================

Compensation and Benefits                          $10,030            $ 1,429      $     -                $ 8,601
System Conversion                                    8,278              3,444            -                  4,834
Legal and Professional                               7,109              7,109            -                      -
Fixed Asset Disposal                                23,862              1,368       18,246                  4,248
Other                                                  587                225            -                    362
                                        -------------------------------------------------------------------------
Total                                              $49,866            $13,575      $18,246                $18,045
                                        =========================================================================



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

NOTE 6 - COMPREHENSIVE INCOME
   The Company's comprehensive income for the three-month and nine-month periods ended September 30, 1999 and 1998 is presented below:

                                                                       For the Three Months    For the Nine Months
                                                                       Ended September 30,     Ended September 30,
                                                                         1999        1998        1999       1998
                                                                    ----------------------------------------------
                                                                                     (In Thousands)
Net Income                                                              $15,929     $12,519    $(16,556)   $36,774
Unrealized gains (losses) on investment securities:
  Unrealized holding gains (losses) on securities available for
   sale, net of tax                                                      (1,405)      6,806     (10,655)     7,704
  Reclassification adjustments for (gains) losses arising during
   period, net of tax                                                         -         (56)          -       (211)
                                                                    ----------------------------------------------
 Total Comprehensive income                                             $14,524     $19,269    $(27,211)   $44,267
                                                                    ==============================================

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

   The Company has identified Commercial Banking as its reportable operating business segment based on the fact that the chief operating decision-maker views the results of operations as a single strategic unit. The Commercial Banking segment is comprised of Chittenden Bank, Vermont National Bank, The Bank of Western Massachusetts, Flagship Bank and Trust, and Chittenden Connecticut Corporation, which provide similar products and services, have similar distribution methods, types of customers and regulatory responsibilities. Commercial Banking derives its revenue from a wide range of banking services, including lending activities, acceptance of demand, savings and time deposits, safe deposit facilities, merchant credit card services, trust and investment management, data processing, brokerage services, mortgage banking, and loan servicing for investor portfolios.

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

For the Three Months Ended                          Commercial               Consolidation
                                                     Banking      Other (2)   Adjustments    Consolidated
                                           --------------------------------------------------------------
September 30, 1999
Net interest revenue (1)                              $   44,618  $    126               -     $   44,744
Noninterest income                                        17,165       699       $     (51)        17,813
Provision for Loan Losses                                  2,175         -               -          2,175
Noninterest expense                                       34,750       920             (51)        35,619
                                           --------------------------------------------------------------
Net income before tax                                     24,858       (95)              -         24,763
Income tax expense/(benefit)                               8,848       (14)              -          8,834
                                           --------------------------------------------------------------
Total Net Income                                      $   16,010  $    (81)      $       -     $   15,929
                                           ==============================================================
End of Period Assets                                  $4,169,305  $369,366       $(374,975)    $4,163,696

For the Three Months Ended                                     Commercial              Consolidation
                                                                Banking     Other (2)   Adjustments    Consolidated
                                                     --------------------------------------------------------------
September 30, 1998

Net interest revenue (1)                                        $   43,803  $    105               -     $   43,908
Noninterest income                                                  15,980     1,025       $     (27)        16,978
Provision for Loan Losses                                            2,250         -               -          2,250
Noninterest expense                                                 37,284     1,237             (27)        38,494
                                                     --------------------------------------------------------------
Net income before tax                                               20,249      (107)              -         20,142
Income tax expense/(benefit)                                         7,563        60               -          7,623
                                                     --------------------------------------------------------------
Total Net Income                                                $   12,686  $   (167)      $       -     $   12,519
                                                     ==============================================================
End of Period Assets                                            $4,144,880  $400,894        (386,693)    $4,159,081

For the Nine Months Ended                                      Commercial               Consolidation
                                                                Banking      Other (2)   Adjustments    Consolidated
                                                     ---------------------------------------------------------------
September 30, 1999

Net interest revenue (1)                                        $  130,938   $    289               -     $  131,227
Noninterest income                                                  48,431      1,954       $     (56)        50,329
Provision for Loan Losses                                            6,525          -               -          6,525
Noninterest expense                                                167,888     15,215             (56)       183,047
                                                     ---------------------------------------------------------------
Net income before tax                                                4,956    (12,972)              -         (8,016)
Income tax expense/(benefit)                                         8,819       (279)              -          8,540
                                                     ---------------------------------------------------------------
Total Net Income                                                $   (3,863)  $(12,693)      $       -     $  (16,556)
                                                     ===============================================================
End of Period Assets                                            $4,169,305   $369,366        (374,975)    $4,163,696

For the Nine Months Ended                                      Commercial              Consolidation
                                                                Banking     Other (2)   Adjustments    Consolidated
                                                     --------------------------------------------------------------
September 30, 1998

Net interest revenue (1)                                        $  129,246  $    318               -     $  129,564
Noninterest income                                                  47,624     2,558       $     (33)        50,149
Provision for Loan Losses                                            6,960         -               -          6,960
Noninterest expense                                                110,090     3,571             (33)       113,628
                                                     --------------------------------------------------------------
Net income before tax                                               59,820      (695)              -         59,125
Income tax expense/(benefit)                                        22,363       (12)              -         22,351
                                                     ---------------------------------------------------------------
Total Net Income                                                $   37,457  $   (683)      $       -     $   36,774
                                                     ==============================================================
End of Period Assets                                            $4,144,880  $400,894       $(386,693)    $4,159,081

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



NOTE 8  - SUBSEQUENT EVENT

   On October 21, 1999, the Company declared regular dividends of approximately $6.2 million, or $0.22 per share, to be paid on November 19, 1999 to shareholders of record on November 5, 1999.


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

   A reconciliation of the Company's net income to its operating earnings for the three-month and nine-month periods ended September 30, 1999 and 1998 is presented below:

                                                           For the Three Months   For the Nine Months
                                                            Ended September 30,   Ended September 30,
                                                         ---------------------------------------------

Net income (loss)                                            $15,929     $12,519   $(16,556)   $36,774
Less:
     Adjustment for special Charges                                -           -     70,995          -
     Gain on branch sale                                      (1,739)          -     (1,739)         -
     Tax effect of adjustment for special charge                   -           -    (14,465)         -
     Tax effect of adjustment for gain on branch sale            608           -        608          -
                                                         ---------------------------------------------
Operating Net Income                                         $14,798     $12,519   $ 38,843    $36,774
                                                         =============================================
Diluted Operating EPS                                        $  0.52     $  0.44      $1.36    $  1.27

   The Company has entered into contracts with three banking organizations to sell eighteen branches under divestitures required by the U.S. Department of Justice and the Federal Reserve as conditions of the approval of the merger transaction with VFSC. Total loans and deposits to be transferred to the buyers are approximately $139 million and $459 million, respectively. One of the eighteen branch sales was completed during the third quarter of 1999, sixteen of the remaining seventeen branch sales are expected to be completed in the fourth quarter of 1999, while the final sale is expected to be completed in the first quarter of 2000.

   Chittenden Corporation posted third quarter 1999 operating net income of $0.52 per diluted share, compared to the $0.44 per diluted share posted in the third quarter of last year. Operating net income for the third quarter of 1999 was $14.8 million, compared to the $12.5 million recorded in the same quarter a year ago. Operating return on average equity was 18.30% for the quarter ended September 30, 1999 compared with 13.07% for the same period in 1998. Operating return on average assets was 1.43% for the third quarter of 1999, up from 1.22% for the third quarter of last year.

   For nine months of 1999, diluted operating earnings per share were $1.36, an increase over the $1.27 per share for the same time period in 1998. Year to date operating net income for 1999 was $38.8 million, which was up compared to $36.8 million for 1998. Operating return on average equity and operating return on average assets for nine months of 1999 were 14.86% and 1.26%, up from the 12.98% and 1.21% reported in 1998. The increases in operating return on equity were attributable to higher levels of operating net income and lower levels of average stockholders equity in the third quarter of 1999, which resulted from the one-time merger related charges taken in the second quarter.

   Net interest income on a tax equivalent basis for the three months ended September 30, 1999 was $45.5 million, up slightly from $44.9 million for the same period a year ago. The yield on earning assets declined slightly from 4.74% in the third quarter of 1998 to 4.73% for the same period in 1999 but rose from 4.61% in the second quarter of 1999. Net interest income on a tax equivalent basis for the nine months ended September 30, 1999 was $133.5 million, up from $131.9 million for the same period a year ago. The yield on earning assets declined from 4.75% for the first nine months of 1998 to 4.65% for the same period in 1999. The increase in net interest income for the comparable nine month periods is attributable to higher levels of average earning assets, which offset the decline in the net yield.

The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the nine months ended September 30,

                                                                        1999                                1998
                                                      -----------------------------------------------------------------------
                                                                      Interest    Average                 Interest    Average
                                                          Average      Income/     Yield/     Average      Income/     Yield/
                                                          Balance    Expense (1)  Rate (1)    Balance    Expense (1)  Rate (1)
                                                      -----------------------------------------------------------------------
Assets                                                                              (in thousands)
Interest-earning assets:
   Loans                                                $2,848,692     $175,529      8.24%  $2,723,523     $179,637      8.82%
   Investments:
      Taxable                                              893,843       40,115      6.00%     878,913       42,326      6.44%
      Tax-favored securities                                47,800        1,967      5.50%      41,233        2,069      6.71%
   Interest-bearing deposits in banks                        3,856           79      2.75%       4,438          210      6.34%
   Federal funds sold                                       44,088        1,656      5.02%      63,941        2,698      5.64%
                                                      -------------------------            ------------------------
      Total interest-earning assets                      3,838,279      219,346      7.64%   3,712,048      226,940      8.17%
                                                                  -------------                       -------------
Noninterest-earning assets                                 330,634                             390,364
Allowance for loan losses                                  (42,513)                            (45,546)
                                                      ------------                         -----------
   Total assets                                         $4,126,400                          $4,056,866
                                                      ============                         ===========

Liabilities and stockholders' equity
Interest-bearing liabilities:
   Savings and interest-bearing transactional accounts  $1,970,057     $ 42,823      2.91%  $1,854,007     $ 46,955      3.39%
   Certificates of deposit under $100,000 and other        829,502       31,495      5.08%     858,337       33,348      5.19%
    time deposits
   Certificates of deposit $100,000 and over               196,608        6,697      4.55%     200,858        7,839      5.22%
                                                      -------------------------            ------------------------
      Total interest-bearing deposits                    2,996,167       81,015      3.62%   2,913,202       88,142      4.05%
Short-term borrowings                                      130,885        4,799      4.90%     162,937        6,929      5.68%
                                                      -------------------------            ------------------------
      Total interest-bearing liabilities                 3,127,052       85,814      3.67%   3,076,139       95,071      4.13%
                                                                  -------------                       -------------

Noninterest-bearing liabilities:
  Demand deposits                                          595,262                             545,648
  Other liabilities                                         54,496                              56,341
                                                      ------------                         -----------
      Total liabilities                                  3,776,810                           3,678,128
Stockholders' equity                                       349,590                             378,738
                                                      ------------                         -----------
      Total liabilities and stockholders' equity        $4,126,400                          $4,056,866
                                                      ============                         ===========
Net interest income                                                    $133,532                            $131,869
                                                                  =============                       =============
Interest rate spread (2)                                                             3.97%                               4.04%
Net yield on earning assets (3)                                                      4.65%                               4.75%

(1) On a fully taxable equivalent basis, which is calculated using a Federal income tax rate of 35%. Loan income includes fees.
(2) Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(3) Net yield on earning assets is net interest income divided by total interest-earning assets.

  In the third quarter of 1999, the Company recorded a net gain of approximately $1.7 million on the sale of the Vermont National Ludlow branch. The sale was the first of eighteen branches required to be divested as a condition of regulatory approval of the VFSC acquisition. Sixteen of the remaining seventeen branches will be divested in the fourth quarter of 1999 and the last branch will be divested in the first quarter of 2000. Including the gain on the Ludlow branch sale, net income for the third quarter of 1999 was $15.9 million, or $0.56 per diluted share.

  Operating noninterest income amounted to $16.1 million for the third quarter of 1999, down from $17.0 million for the third quarter of 1998. Investment management revenue of $3.6 million increased 10% compared to $3.2 million in the third quarter of 1998, due to increased assets under management. This revenue partially offset a $918,000 decrease in gains on sales of mortgage loans related to lower volumes due to higher market interest rates.

  Operating noninterest income for nine months of 1999 was $48.6 million, down
from the $50.1 million recorded for the same period last year.   The decrease is
primarily attributable to the $1.8 million reduction in gains on sales of mortgage loans.

  Operating noninterest expenses were $35.6 million for the third quarter, and $112.1 million for nine months of 1999. These amounts were $2.9 million and $1.6 million, or approximately 7% and 1%, lower than the comparable periods in 1998. The reduction in noninterest expenses was due to lower levels of amortization of intangibles resulting from the writedown of goodwill related to the merger, reduced compensation expense caused by lower staffing levels, and reduced depreciation expense related to duplicative fixed assets written off as a result of the merger. Special charges of $71 million (pre-tax) were incurred during the second quarter of 1999 which included merger related expenses of $49.9 million and $21.1 million related to the write-off of impaired goodwill. The merger related expenses included asset disposal write-downs, conversion, severance and transaction costs, such as legal, advisory and accounting fees. The impaired goodwill, which related to VFSC's purchase of Eastern Bancorp, was written-off as a result of divestitures required by the U.S. Department of Justice and the Federal Reserve. On an after-tax basis, special charges amounted to $56.5 million in the second quarter of 1999. Included in accrued expenses and other liabilities at September 30, 1999, are merger related expenses of $18.0 million which will be paid in future periods.

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

  For the nine months ended September 30, 1999 and 1998, Federal and state income tax provisions amounted to $8.5 million and $22.4 million, respectively. The provision for 1999 is net of a $14.4 million tax benefit associated with the tax-deductible portion of the merger related one-time charge taken in the second quarter. The effective tax rates for the respective periods were 36.5% and 37.8%. During all periods, the Company's statutory Federal corporate tax rate was 35%. The Company's effective tax rates differed from the statutory rates primarily because of non-tax-deductible amortization of goodwill related to VFSC's acquisition of Eastern Bancorp. The higher effective rate produced by these nondeductible expenses was partially reduced by 1) the proportion of interest income from state and municipal securities and corporate dividend income, which are partially exempt from Federal taxation and 2) tax credits on investments in qualified low income housing projects. The reduction in the Company's effective tax rate from 1998 to 1999 reflects lower levels of non-tax deductible goodwill resulting from the impaired goodwill written off in the second quarter of 1999 upon the consummation of the merger of Chittenden and VFSC.

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

Financial Position

  Total assets decreased from $4.264 billion at December 31, 1998 to $4.164 billion at September 30, 1999. The Company invests the majority of its assets in loans and investments. Total loans increased $209 million, to $3.0 billion at September 30, 1999. This increase was primarily attributable to growth in the commercial and consumer portfolios, which offset prepayments in the residential portfolios. Consistent with the Company's past practice, all conforming fixed-rate loan production is sold on the secondary market. Total deposits at September 30, 1999 were $3.6 billion, an $84.3 million decrease from December 31, 1998 due to a decline in seasonally high deposit balances at year end 1998 and as well as to the divestiture of $45 million of deposits in branch sales during the third quarter of 1999. Despite the divested deposits, total deposits increased by $38.3 million from September 30, 1998 to September 30, 1999. Securities available for sale decreased $237 million from December 31, 1998 to $757 million at September 30, 1999. The decline was primarily due to a decrease in short-term investments, which matured during the nine months of 1999 providing available funds to support the increase in loans and decline in deposits at September 30, 1999.

Credit Quality

Nonperforming assets include nonaccrual loans and foreclosed real estate (Other Real Estate Owned). As of September 30, 1999, nonperforming assets totaled $12.1 million, compared to $19.7 million and $25.3 million at December 31, 1998 and September 30, 1998, respectively. Net charge-off activity totaled $3.8 million for the third quarter of 1999 compared to $6.5 million for the same period in 1998, while year to date net charge-offs for 1999 were $6.9 million compared to $11.1 million for the first nine months of 1998. The allowance for loan losses was $40.8 million at September 30, 1999, down slightly from the December 31, 1998 level of $41.2 million.


  A summary of credit quality follows:

                                                             9/30/99             6/30/99             12/31/98             9/30/98
                                               ----------------------------------------------------------------------------------
                                                                                  (In thousands)
 Nonaccrual loans                                           $ 11,397            $ 13,564            $  17,866            $ 22,248
 Other real estate owned (OREO)                                  695                 615                1,869               3,038
                                               ----------------------------------------------------------------------------------
 Total nonperforming assets (NPA)                           $ 12,092            $ 14,179            $  19,735            $ 25,286
                                               ==================================================================================
 Loans past due 90 days or more
          and still accruing  interest                      $  5,881            $  4,273            $   4,184            $  4,318
 Allowance for loan losses                                    40,844              42,431               41,209              41,492
 NPA as % of loans plus OREO                                    0.41%               0.49%                0.71%               0.90%
 Allowance as % of loans                                        1.38%               1.46%                1.47%               1.49%
 Allowance as % of nonperforming loans                        358.38%             312.82%              230.66%             186.50%
 Allowance as % of NPA                                        337.78%             299.25%              208.81%             164.09%

Provisions for and activity in the allowance for loan losses are summarized as follows:

                                                             Three Months                            Nine Months
                                                         Ended September 30,                     Ended September 30,
                                                       1999                1998                1999                1998
                                              -------------------------------------------------------------------------------
                                                                               (In thousands)
 Beginning Balance                                        $42,431             $45,727            $ 41,209            $ 45,664
 Provision for Loan Losses                                  2,175               2,250               6,525               6,960
 Loans Charged Off                                         (4,485)             (7,468)            (10,239)            (14,523)
 Loan Recoveries                                              723                 983               3,349               3,391
                                              -------------------------------------------------------------------------------
 Ending Balance                                           $40,844             $41,492            $ 40,844            $ 41,492
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

Capital
  Stockholders' equity totaled $353.5 million at September 30, 1999, compared to $389.5 million at year-end 1998. The current level reflects the year-to-date net loss of $16.6 million, dividends paid to shareholders totaling $10.4 million, and a decrease in accumulated other comprehensive income of $10.7 million. The decrease in other comprehensive income resulted from increases in the unrealized losses on available for sale securities caused by the continued increase in yields in the Treasury bond market during the first nine months of 1999, which was precipitated by increases in the federal funds rate during the third quarter.

  "Tier One" capital, consisting entirely of common equity, measured 10.30% of risk-weighted assets at September 30, 1999. Total capital, including the "Tier Two" allowance for loan losses, was 11.54% of risk-weighted assets. The leverage capital ratio was 7.31%. These ratios placed Chittenden in the "well-capitalized" category according to regulatory standards.

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

  The measure of an institution's liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. At September 30, 1999, the Company maintained cash balances and short-term investments of approximately $257.7 million, compared with $267.7 million at December 31, 1998. During this nine month period the Company continued to be an average daily net seller of Federal Funds.

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

                                                  Costs incurred through          Costs expected to be incurred
                                                    September 30, 1999               after September 30, 1999
                                          ------------------------------------------------------------------------
Software Modification                                  $2,230,371                          $  149,881
Replacement of non-compliant software                     747,435                             300,500
Replacement of non-compliant hardware                     813,643                              14,000
                                          ------------------------------------------------------------------------
 Total                                                 $3,791,449                          $  464,381
                                          ========================================================================

    Of the $464,381 in estimated future costs of Y2K compliance, it is expected that approximately 68% will consist of hardware and software purchases that will have future utility and expanded functionality and therefore will be capitalized and depreciated in accordance with the Company's existing accounting policy. The above costs do not include salaries and benefits of Company personnel or allocated costs of the Company's two major mainframe contracts as these costs would have been incurred regardless of the Y2K problem. The Company has not deferred any significant information technology (IT) projects that would have a material adverse effect on its future operations if not performed in a timely manner. Funds allocated for remediation of Year 2000 issues have not been appropriated from the Company's ongoing IT budget.

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

  The agencies that regulate the Company (the Federal Reserve Board) and its subsidiary banks (the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the State of Vermont and the Commonwealth of Massachusetts) have issued guidance as to the standards they will use in assessing Year 2000 readiness. If, in the judgment of these regulatory agencies, a regulated institution, such as the Company and its subsidiaries, fails to take appropriate action to address its Y2K issues, the regulatory agencies could impose enforcement actions which could have a material adverse impact on such an institution, including the imposition of civil money penalties, or the delay of applications seeking to complete acquisitions.

                          PART II - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)  EXHIBITS

         Exhibit 27      Financial Data Schedule

 (b)  REPORTS ON FORM 8-K

        The Company's second quarter earnings release with accompanying schedules of balance sheets, income statements and other data restated to reflect the acquisition of VFSC, was filed on Form 8-K on August 3, 1999.

                            CHITTENDEN CORPORATION
                                  SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CHITTENDEN CORPORATION
                                         Registrant




November 12, 1999                        /s/ PAUL A. PERRAULT
-----------------                        --------------------
Date                                     Paul A. Perrault,
                                         Chairman, President and
                                         Chief Executive Officer



November 12, 1999                        /s/ KIRK W. WALTERS
-----------------                        -------------------
Date                                     Kirk W. Walters
                                         Executive Vice President,
                                         Treasurer, and Chief Financial Officer