Form 10-K405
period 1999-12-31
CHITTENDEN CORP /VT/
filed 2000-03-15
CIK 200138

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

[X]  Annual Report Pursuant to Section 13 or
     15(d) of the Securities Exchange Act of 1934
     (Fee Required) For the Fiscal Year Ended
     December 31, 1999

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

                                     NONE

  Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


  The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant, computed by reference to the last reported sale price on the NYSE on February 29, 2000 was $722,204,508.

  At February 29, 2000 there were 28,391,332 shares of the Registrant's common stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

1.  Joint Proxy Statement/Prospectus for 1999 Annual Meeting of Registrant's
    Stockholders: Part III, Items 10, 11, 12, 13.

  This Form 10-K contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, changes in general, national or regional economic conditions, changes in loan default and charge-off rates, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in interest rates, changes in levels of income and expense in noninterest income and expense related activities, and changes in the assumptions used in making such forward-looking statements.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1 BUSINESS

  Chittenden Corporation (the "Company" or "CC"), a Vermont corporation organized in 1971, is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. At December 31, 1999, the Company had total consolidated assets of approximately $3.8 billion. The Company is the holding company parent and owns 100% of the outstanding common stock of Chittenden Trust Company ("CTC"), Flagship Bank and Trust Company ("FBT"), The Bank of Western Massachusetts ("BWM"), Vermont National Bank ("VNB") (collectively "The Banks") and Chittenden Connecticut Corporation ("CCC"), a non-bank mortgage company.

  On May 28, 1999, Chittenden Corporation completed its acquisition of Vermont Financial Services Corp. ("VFSC") in a stock-for-stock merger. The acquisition has been accounted for as a pooling of interests and accordingly, all financial data has been restated to reflect the combined financial condition and results of operations as if the acquisition had been in effect for all periods presented. Acquired in the VFSC acquisition were its subsidiary banks:
Vermont National Bank and United Bank. United Bank merged into The Bank of Western Massachusetts in the third quarter of 1999. Under the agreement, VFSC shareholders received 1.07 shares of Chittenden Corporation common stock for each share of VFSC stock. Total shares outstanding of Chittenden Corporation common stock increased by approximately 14 million shares as a result of the acquisition. Based on the closing price of Chittenden stock as of May 28, 1999, the market value of the shares exchanged totaled $387.2 million.

  The Company engages in one line of business, that of providing financial services through its banking subsidiaries. Through its subsidiaries, the Company offers a variety of lending services, with loans and leases totaling approximately $2.9 billion at December 31, 1999. The largest loan categories are commercial loans and residential real estate loans. Commercial loans include those secured by commercial real estate, and others made to a variety of businesses, including retail concerns, small manufacturing businesses, larger corporations, other commercial banks, and to political subdivisions in the U.S. Commercial loans amounted to 42% of the total loans outstanding at December 31, 1999.

  Loans secured by residential properties, including closed-ended home equity loans comprised 37% of total loans outstanding at December 31, 1999. The Company underwrites substantially all of its residential mortgages based upon secondary market standards and sells substantially all of its fixed-rate residential mortgage loans on a servicing-retained basis. Variable or adjustable rate mortgage loans are typically held in portfolio. Revolving home equity loans as a separate group amounted to 5% of loans at December 31, 1999. These loans are generally underwritten based upon the same standards as first mortgages. The remaining real estate loans, which are 2% of total loans outstanding at December 31, 1999, are construction loans secured by residential and commercial land under development. Consumer loans outstanding at December 31, 1999 were 19% of total loans. Indirect installment loans and auto leases comprise 10%, while the remaining loans consist of direct installment and revolving credit.

  The Company's lending activities are conducted primarily in Vermont, Massachusetts and New Hampshire, with additional activity related to nearby market areas in Quebec, New York, Maine and Connecticut. In addition to the portfolio diversification described above, the loans are diversified by borrowers and industry groups. In making commercial loans, the Banks occasionally solicit the participation of other banks and financial investors. The Company, through its subsidiaries, also occasionally participates in loans originated by other banks. Certain of the Company's commercial loans are made under programs administered by the Vermont Industrial Development Authority, the U.S. Small Business Administration, the U.S. Farmers Home Administration or other local government agencies within the Company's market. Loan terms include repayment guarantees by the agency involved in varying amounts up to 90% of the original loan.

  The Banks offer a wide range of banking services, including the acceptance of demand, savings, and time deposits. As of December 31, 1999, total interest-bearing deposits and noninterest-bearing demand deposits amounted to approximately $2.7 billion and $532 million, respectively. The Banks also provide personal trust services, including services as executor, trustee, administrator, custodian and guardian. Corporate trust services are also provided, including services as trustee for pension and profit sharing plans. Asset management services are provided for both personal and corporate trust clients. Trust assets under administration totaled $4.8 billion at December 31, 1999.

  The Company offers data processing services consisting primarily of payroll and automated clearing house for several outside clients. Financial and investment counseling is provided to municipalities and school districts within the Company's service area, as well as central depository, lending, payroll, and other banking services. The Banks offer a variety of other services including safe deposit facilities, MasterCard and VISA credit card services, credit card processing, certain non-deposit investment products through the brokerage services of Chittenden Securities, Inc, and various insurance related products through The Pomerleau Agency. Chittenden Securities and The Pomerleau Agency are subsidiaries of Chittenden Bank.

  The Company's principal executive offices are located at Two Burlington Square, Burlington, Vermont 05401; telephone number: 802-658-4000.

Chittenden Trust Company and Vermont National Bank

  CTC was chartered by the Vermont Legislature as a commercial bank in 1904. It is the largest bank in Vermont, based on total assets of approximately $1.6 billion and total deposits of approximately $1.4 billion, at December 31, 1999. CTC's principal offices are in Burlington, Vermont and it has 35 additional locations in Vermont. There are six free standing automated teller machines ("ATM's") at other locations. (See Item 2, "Properties"). The trade name "Chittenden Bank" is used at all locations.

  On May 31, 1997, CTC acquired The Pomerleau Agency, which offers various insurance related products including: personal, commercial and life/health policies, as well as specialized coverages and a consulting and risk management service.

  In October 1998, CTC established a registered broker/dealer, Chittenden Securities, Inc., as a subsidiary. Chittenden Securities, Inc. is a full service broker-dealer registered with the Securities and Exchange Commission
(SEC) and is a member of both the National Association of Securities Dealers, Inc. (NASD) and the Securities Investor Protection Corporation (SIPC).

  VNB, a national banking association, is the successor to the original Bank of Brattleborough, which was chartered in 1821. At December 31, 1999, VNB had total assets of approximately $1.5 billion and total deposits of approximately $1.0 billion. VNB's principal offices are in Brattleboro, Vermont and it has 22 additional locations in Vermont, along with 13 offices located in New Hampshire.

The Bank of Western Massachusetts

  BWM was chartered by the Commonwealth of Massachusetts as a commercial bank in 1986. In September 1999, it merged with United Bank, VFSC's subsidiary bank formerly headquartered in Greenfield, Massachusetts. At December 31, 1999, BWM had total assets of $514 million and total deposits of $438 million. BWM's principal offices are in Springfield, Massachusetts and it has eleven additional locations in the western Massachusetts area.

Flagship Bank and Trust Company

  FBT was chartered by the Commonwealth of Massachusetts as a commercial bank in 1986. At December 31, 1999, FBT had total assets of $353 million and total deposits of $328 million. FBT's principal offices are in Worcester, Massachusetts and it has seven additional locations in the greater Worcester, Massachusetts area.

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

Economy

  The New England economy continues to expand at a moderate pace. Retail sales were strong, as were the commercial real estate markets in the Company's service areas. New England unemployment levels have remained at steady lows. The ability and willingness of the Company's borrowers to honor their repayment commitments are impacted by many factors, including the prevailing market interest rates and the level of overall economic activity within the borrowers' geographic area.

Competition

  There is vigorous competition in the Company's marketplace for all aspects of banking and related financial service activities presently engaged in by the Company and its subsidiaries. In the retail financial services market, competitors also include other banks, credit unions, finance companies, thrift institutions and, increasingly, brokerage firms, insurance companies, and mortgage loan companies. Money market deposit accounts and short-term flexible-maturity certificates of deposit offered by the Banks compete with investment account offerings of brokerage firms and with new products offered by insurance companies. The Company also competes for personal and commercial trust business with investment advisory firms, mutual funds, and insurance companies.

  Moreover, under the Gramm-Leach-Bliley Act of 1999 (the "Gramm-Leach-Bliley Act"), effective March 11, 2000, securities firms, insurance companies and other financial services providers that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act may significantly change the competitive environment in which the Company and its subsidiaries conduct business. See "The Financial Services Modernization Legislation" below. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

  CTC competes with Vermont banks and metropolitan banks based in southern New England and New York to provide commercial banking services to businesses. Many of these out-of-state banks have greater financial resources than the Vermont banks and are actively seeking financial relationships with promising Vermont enterprises. BWM and FBT compete with other similar financial institutions in the western Massachusetts and Worcester, Massachusetts markets.

  BWM and FBT also operate in areas in which competition among financial institutions is continuously increasing. BWM has focused on meeting the needs of the smaller and medium-sized businesses and professionals in its market area, while FBT has taken a balanced approach in serving the needs of both smaller and medium-sized businesses, as well as retail consumers in its market.

Supervision and Regulation

  The Company and its banking subsidiaries ("The Banks") are subject to extensive regulation under federal and state banking laws and regulations. The following discussion of certain of the material elements of the regulatory framework applicable to banks and bank holding companies is not intended to be complete and is qualified in its entirety by the text of the relevant state and federal statutes and regulations. A change in the applicable laws or regulations may have a material effect on the business of the Company and/or its banking subsidiaries.

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

  Financial Services Modernization Legislation. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act repeals provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve member banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Gramm-Leach-Bliley Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company system, such as the Company, to engage in a full range of financial activities through a new entity known as a Financial Holding Company. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

  Generally, the Gramm-Leach-Bliley Act:

  . repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers;

  . provides a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies;

  . broadens the activities that may be conducted by national banks (and derivatively state banks), banking subsidiaries of bank holding companies, and their financial subsidiaries;

  . provides an enhanced framework for protecting the privacy of consumer information;

  . adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

  . modifies the laws governing the implementation of the Community Reinvestment Act of 1977 (See "Supervision and Regulation,--Regulation of the Banks,--CRA Regulations"); and

  . addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

  In order to engage in the new activities, a bank holding company, such as the Company, must meet certain tests. Specifically, all of a bank holding company's banks must be well-capitalized and well-managed, as measured by regulatory guidelines, and all of the bank holding company's banks must have been rated "satisfactory" or better in the most recent Community Reinvestment Act evaluation of each bank. See "Supervision and Regulation,--Regulation of the Banks,--CRA Regulations." At this time, the Company has not determined whether it will become a financial holding company.

  Dividends. The Federal Reserve Board has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The Federal Reserve Board has indicated generally that it may be an unsafe and an unsound practice for bank holding companies to pay dividends unless the bank holding company's net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization's capital needs, asset quality, and overall financial condition. The Company's ability to pay dividends is dependent upon the flow of dividend income to it from its banking subsidiaries, which may be affected or limited by regulatory restrictions imposed by federal or state bank regulatory agencies. See "--Regulation of The Banks--Dividends."

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

 Regulation of The Banks

  General. As FDIC-insured state-chartered banks, the banks are subject to supervision of and regulation by the Commissioner of Banking, Insurance, Securities and Health Care Administration of the State of Vermont, in the case of CTC, and the Commissioner of Banks of the Commonwealth of Massachusetts in the case of BWM and FBT (individually, a Commissioner and collectively, the "Commissioners") and, for all three banks, by the FDIC. This supervision and regulation is for the protection of depositors, the BIF (as hereinafter defined), and consumers, and is not for the protection of the Company's stockholders. The prior approval of the FDIC and the relevant Commissioner is required for the banks to establish or relocate an additional branch office, assume deposits, or engage in any merger, consolidation or purchase or sale of all or substantially all of the assets of any bank or savings association.

  Examinations and Supervision. The FDIC and the Commissioners regularly examine the condition and the operations of the banks, including (but not limited to) their capital adequacy, reserves, loans, investments, earnings, liquidity, compliance with laws and regulations, record of performance under the Community Reinvestment Act and management practices. In addition, the banks are required to furnish quarterly and annual reports of income and condition to the FDIC and periodic reports to the Commissioners. The enforcement authority of the FDIC includes the power to impose civil money penalties, terminate insurance coverage, remove officers and directors and issue cease-and-desist orders to prevent unsafe or unsound practices or violations of laws or regulations. In addition, under recent federal banking legislation, the FDIC has authority to impose additional restrictions and requirements with respect to banks that do not satisfy applicable regulatory capital requirements. See "--Capital Requirements and FDICIA--Prompt Corrective Action" below.

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

  The FDIC has authority to prevent the banks from paying dividends if such payment would constitute an unsafe or unsound banking practice or reduce the respective bank's capital below safe and sound levels. In addition, federal legislation prohibits FDIC-insured depository institutions from paying dividends or making capital distributions that would cause the institution to fail to meet minimum capital requirements. See "Capital Requirements and FDICIA--Prompt Corrective Action" below.

  Affiliate Transactions. As noted above, banks are subject to restrictions imposed by federal law on extensions of credit to, purchases of assets from, and certain other transactions with, affiliates, and on investments in stock or other securities issued by affiliates. Such restrictions prevent the banks from making loans to affiliates unless the loans are secured by collateral in specified amounts and have terms at least as favorable to the bank as the terms of comparable transactions between the bank and non-affiliates. Further, federal and applicable state laws significantly restrict extensions of credit by the banks to directors, executive officers and principal stockholders and related interests of such persons.

  Deposit Insurance. The Bank's deposits are insured by the Bank Insurance Fund ("BIF") of the FDIC to the legal maximum of $100,000 for each insured depositor. The FDI Act provides that the FDIC shall set deposit insurance assessment rates on a semi-annual basis at a level sufficient to increase the ratio of BIF reserves to BIF-insured deposits to at least 1.25% over a 15-year period commencing in 1991, and to maintain that ratio. Although the established framework of risk-based insurance assessments accomplished this increase in May 1995, and the FDIC has made a substantial reduction in the assessment rate schedule, the BIF insurance assessments may be increased in the future if necessary to maintain BIF reserves at the required level. In addition, legislation enacted in 1996 to recapitalize the Savings Association Insurance Fund ("SAIF"), which insures the deposits of savings associations and certain savings banks, resulted in increased BIF assessments. See "Capital Requirements and FDICIA--Risk-Based Deposit Insurance and FICO Assessments" below.

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

  Consumer Protection Regulation; Bank Secrecy Act. Other aspects of the lending and deposit businesses of the banks that are subject to regulation by the FDIC and the Commissioners include disclosure requirements with respect to interest, payment and other terms of consumer and residential mortgage loans and disclosure of interest and fees and other terms of, and the availability of, funds for withdrawal from consumer deposit accounts. In addition, the banks are subject to federal and state laws and regulations prohibiting certain forms of discrimination in credit transactions, and imposing certain record keeping, reporting and disclosure requirements with respect to residential mortgage loan applications. The banks are also subject to federal laws establishing certain record keeping, customer identification, and reporting requirements with respect to certain large cash transactions, sales of travelers checks or other monetary instruments and the international transportation of cash or monetary instruments.

  CRA Regulations. The Community Reinvestment Act ("CRA") requires lenders to identify the communities served by the institution's offices and to identify the types of credit the institution is prepared to extend within such communities. The FDIC conducts examinations of insured institutions' CRA compliance and rates such institutions as "Outstanding", "Satisfactory", "Needs to Improve" and "Substantial Noncompliance". As of their last CRA examinations, CTC, BWM and FBT all received a rating of "Outstanding". Failure of an institution to receive at least a "Satisfactory" rating could inhibit such institution or its holding company from undertaking certain activities, including engaging in activities newly permitted under the Gramm-Leach-Bliley Act and acquisitions of other financial institutions, which require regulatory approval based, in part, on CRA compliance considerations. The Federal Reserve Board must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low and moderate income neighborhoods.

  As a result of certain amendments in 1996, current CRA regulations rely more than the former CRA regulations upon objective criteria of the performance of institutions under three key assessment tests: a lending test, a service test and an investment test. The Banks are committed to meeting the existing or anticipated credit needs of their entire communities, including low and moderate-income neighborhoods, consistent with safe and sound operations.

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

  The risk-based capital rules of the FDIC and the Federal Reserve Board assign a bank's balance sheet assets and the credit equivalent amounts of the bank's off-balance sheet obligations to one of four risk categories, weighted at 0%, 20%, 50% or 100%, respectively. Applying these risk-weights to each category of the bank's balance sheet assets and to the credit equivalent amounts of the bank's off-balance sheet obligations and summing the totals results in the amount of the bank's total Risk-Adjusted Assets for purposes of the risk-based capital requirements. Risk-Adjusted Assets can either exceed or be less than reported balance sheet assets, depending on the risk profile of the banking organization. Risk-Adjusted Assets for institutions such as The Banks will generally be less than reported balance sheet assets because its retail banking activities include proportionally more residential mortgage loans and certain investment securities with a lower risk weighting and relatively smaller off-balance sheet obligations.

  The risk-based capital regulations require all banks to maintain a minimum ratio of Total Capital to Risk-Adjusted Assets of 8.0%, of which at least one-half (4.0%) must be Core (Tier 1) Capital. For the purpose of calculating these ratios: (i) a banking organization's Supplementary Capital eligible for inclusion in Total Capital is limited to no more than 100% of Core Capital; and (ii) the aggregate amount of certain types of Supplementary Capital eligible for inclusion in Total Capital is further limited. For example, the regulations limit the portion of the allowance for loan losses eligible for inclusion in Total Capital to 1.25% of Risk-Adjusted Assets. The Federal Reserve Board has established substantially identical risk-based capital requirements, which are applied to bank holding companies on a consolidated basis. The risk-based capital regulations provide explicitly for consideration of interest rate risk in the FDIC's overall evaluation of a bank's capital adequacy to ensure that banks effectively measure and monitor their interest rate risk, and that they maintain capital adequate for that risk. A bank deemed by the FDIC to have excessive interest rate risk exposure may be required by the FDIC to maintain additional capital (that is, capital in excess of the minimum ratios discussed above). The Banks believe that this provision will not have a material adverse effect on them.

  At December 31, 1999, the Company's consolidated Total and Tier 1 Risk-Based Capital Ratios were 13.23% and 11.96%, respectively, and its Leverage Capital Ratio was 8.17%. Based on the above figures and accompanying discussion, CC exceeds all regulatory capital requirements and is considered well capitalized.

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

  Risk-Based Deposit Insurance and FICO Assessments. The FDIC has adopted a rule establishing a risk-based system which assigns an institution to one of three capital categories consisting of (1) well capitalized, (2) adequately capitalized, or (3) undercapitalized, and one of three supervisory categories. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under this rule there are nine assessment risk classifications (i.e. combinations of capital categories and supervisory subgroups within each capital group). An institution's deposit insurance assessment rate is determined by assigning the institution to a capital category and a supervisory subgroup to determine which one of the nine risk classification categories is applicable. The FDIC is authorized to raise the assessment rates in certain circumstances. If the FDIC determines to increase the assessment rates for all institutions, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and may raise BIF insurance premiums again in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of The Banks, the extent of which is not currently quantifiable. The risk classification to which an institution is assigned by the FDIC is confidential and may not be disclosed.

  Assessment rates in 1999 ranged from 0% of domestic deposits for an institution in the lowest risk category (i.e., well-capitalized and healthy from a supervisory standpoint) to 0.27% of domestic deposits for institutions in the highest risk category (i.e., undercapitalized and unhealthy from a supervisory standpoint). During 1999, assessment rates also included a minimum annual assessment of $2,000 per institution. The Banks qualified for, and paid in 1999, the minimum annual assessment under this rate schedule.

  The Deposit Insurance Funds Act of 1996 eliminates the minimum assessment and authorizes the Financing Corporation (FICO) to levy assessments on BIF-assessable deposits and stipulates that the rate must equal one-fifth the FICO assessment rate that is applied to deposits assessable by the SAIF. The actual assessment rates for FICO were determined by deposit data from the September 30, 1997, Call Reports. Based on the 1996 Act, the Banks paid assessments totaling $797,000 or 2.5 cents per $100 of deposits in 1999.

  Brokered Deposits and Pass-Through Deposit Insurance Limitations. Under FDICIA, a bank cannot accept brokered deposits unless it either (i) is "Well Capitalized" or (ii) is "Adequately Capitalized" and has received a written waiver from the FDIC. For this purpose, "Well Capitalized" and "Adequately Capitalized" have the same definitions as in the Prompt Corrective Action regulations. See "--Prompt Corrective Action" above. Banks that are not in the "Well Capitalized" category are subject to certain limits on the rates of interest they may offer on any deposits (whether or not obtained through a third-party deposit broker). Pass-through insurance coverage is not available for deposits of certain employee benefit plans in banks that do not satisfy the requirements for acceptance of brokered deposits, except that pass-through insurance coverage will be provided for employee benefit plan deposits in institutions which at the time of acceptance of the deposit meet all applicable regulatory capital requirements and send written notice to their depositors that their funds are eligible for pass-through deposit insurance. Although eligible to do so, the Banks have not accepted brokered deposits.

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

  Activities and Investments of Insured State Banks. FDICIA provides that FDIC-insured state banks such as CTC, BWM and FBT may not engage as a principal, directly or through a subsidiary, in any activity that is not permissible for a national bank unless the FDIC determines that the activity does not pose a significant risk to the BIF, and the bank is in compliance with its applicable capital standards. In addition, an insured state bank may not acquire or retain, directly or through a subsidiary, any equity investment of a type, or in an amount, that is not permissible for a national bank, unless such investments meet certain grandfather requirements.

  The Gramm-Leach-Bliley Act includes a new section of the FDI Act governing subsidiaries of state banks that engage in "actvities as principal that would only be permissible" for a national bank to conduct in a financial subsidiary. This provision will permit state banks, to the extent permitted under state law, to engage in certain new activities which are permissible for subsidiaries of a financial holding company. See "Supervision and Regulation, Regulation of the Company." Further, it expressly preserves the ability of a state bank to retain all existing subsidiaries. Because Vermont does not explicitly permit banks chartered by the state to engage in all activities permissible for national banks, Chittenden will be permitted to form subsidiaries to engage in the activities authorized by the Gramm-Leach-Bliley Act, only to the extent permitted by Vermont Law. Massachusetts permits banks chartered by that state to engage in activities which are permissible for a national bank and that are approved by the Massachusetts Commissioner of Banks. Thus, BWM and FBT would only be permitted to engage in the activities authorized by the Gramm-Leach-Bliley Act that are also approved by the Massachusetts Commissioner of Banks or otherwise authorized by Massachusetts law. In order to form a financial subsidiary, a state bank must be well-capitalized, and the state bank would be subject to certain capital deduction, risk management and affiliate transaction rules which are applicable to national banks.

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

Employees

  At December 31, 1999, the Company and its subsidiaries employed 1,883 persons, with a full-time equivalency of 1,689 employees. The Company enjoys good relations with its employees. A variety of employee benefits, including health, group life and disability income replacement insurance, a funded, non-contributory pension plan, and an incentive savings and profit sharing plan, are available to qualifying officers and employees.

ITEM 2 PROPERTIES

  The Company's principal banking subsidiary, CTC, operates banking facilities in 36 locations in Vermont. The offices of the Company are located in an owned facility at Two Burlington Square in Burlington, Vermont. BWM's principal offices are in Springfield, Massachusetts and it has eleven additional locations in the western Massachusetts area. FBT's principal offices are in Worcester, Massachusetts and it has seven additional locations in the greater Worcester, Massachusetts area. VNB's principal offices are in Brattleboro, Vermont and it has 35 additional locations in Vermont and New Hampshire. CCC operates two mortgage company facilities in Connecticut and Massachusetts. Except for the CTC property, all of the properties mentioned above are leased. The offices of CTC, BWM, FBT, VNB and CCC are in good physical condition with modern equipment and facilities considered adequate to meet the banking needs of customers in the communities served.

ITEM 3 LEGAL PROCEEDINGS

  A number of legal claims against the Company arising in the normal course of business were outstanding at December 31, 1999. Management, after reviewing these claims with legal counsel, is of the opinion that these matters, when resolved, will not have a material effect on the consolidated financial statements.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

                                    PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The $1 par value common stock of Chittenden Corporation has been publicly traded since November 14, 1974. As of February 29, 2000, there were 5,304 holders of record of the Company's common stock.

  As of February 18, 1998, the Company's stock initiated trading on the NYSE under the symbol "CHZ". Prior to that date, the Company's stock traded on the NASDAQ, under the symbol "CNDN". The following table sets forth the range of the high and low sales prices for the Company's common stock, and the dividends declared, for each quarterly period within the past two years:

                                                                       Dividends
      Quarter ended                                       High   Low    Paid (1)
      -------------                                      ------ ------ ---------
      1999
      March 31.......................................... $33.63 $26.00   $0.20
      June 30...........................................  31.75  26.44    0.22
      September 30......................................  31.50  26.31    0.22
      December 31.......................................  33.25  27.75    0.22
      1998
      March 31.......................................... $39.00 $32.00   $0.18
      June 30...........................................  40.00  32.75    0.20
      September 30......................................  36.88  27.13    0.20
      December 31.......................................  33.38  25.44    0.20

--------
(1) Amounts reflect historical Chittenden dividend payments

  For a discussion of dividend restrictions on the Company's common stock, see "Dividends" under the caption Regulation on page 5 of this report.

ITEM 6 SELECTED FINANCIAL DATA

                                           Years Ended December 31,
                          ---------------------------------------------------------------
                             1999         1998         1997         1996         1995
                          -----------  -----------  -----------  -----------  -----------
                              (In thousands, except share and per share amounts)
Statements of income:
 Interest income........  $   288,216  $   299,865  $   276,323  $   239,164  $   231,531
 Interest expense.......      113,235      126,159      115,462       99,950       98,741
                          -----------  -----------  -----------  -----------  -----------
 Net interest income....      174,981      173,706      160,861      139,214      132,790
 Provision for possible
  loan losses...........        8,700        8,235        7,300        7,533        8,900
 Net interest income
  after provision for
  possible loan
  losses................      166,281      165,471      153,561      131,681      123,890
 Noninterest income ....       64,226       66,694       55,519       42,660       37,903
 Noninterest expense....      145,457      152,547      136,443      109,014      105,868
 Special charges .......       58,472           --           --           --           --
                          -----------  -----------  -----------  -----------  -----------
 Income before income
  taxes.................       26,578       79,618       72,637       65,327       55,925
 Income tax expense.....       29,074       29,840       26,105       21,991       19,077
                          -----------  -----------  -----------  -----------  -----------
 Net income (loss)......  $    (2,496) $    49,778  $    46,532  $    43,336  $    36,848
                          ===========  ===========  ===========  ===========  ===========
Total assets at year-
 end....................  $ 3,827,297  $ 4,256,052  $ 4,074,602  $ 3,301,727  $ 3,041,373
Common shares
 outstanding at year-end
 .......................   28,378,232   27,937,070   28,591,977   25,429,846   25,208,550
Balance sheets--average
 daily balances:
 Total assets...........  $ 4,104,497  $ 4,090,244  $ 3,656,334  $ 3,104,486  $ 2,900,149
 Loans, net of
  allowance.............    2,834,961    2,694,097    2,463,250    2,189,681    2,097,556
 Investment securities
  and interest-bearing
  cash
  equivalents ..........      931,076    1,009,881      852,355      661,703      565,826
 Deposits...............    3,528,426    3,494,945    3,098,744    2,678,158    2,489,791
 Stockholders' equity...      373,742      379,615      337,871      280,075      245,115
Per common share:
 Basic earnings
  (loss)................  $     (0.09) $      1.76  $      1.73  $      1.72  $      1.49
 Diluted earnings
  (loss)................        (0.09)        1.73         1.70         1.70         1.47
 Operating basic
  earnings (4) .........         1.95         1.76         1.73         1.72         1.49
 Operating diluted
  earnings (4)..........         1.92         1.73         1.70         1.70         1.47
 Cash dividends
  declared..............         0.81         0.69         0.95         0.54         0.52
 Book value.............        12.77        14.02        13.21        11.62        10.59
Weighted average common
 shares outstanding.....   28,172,425   28,322,911   26,857,510   25,163,652   24,709,148
Weighted average common
 and common equivalent
 shares outstanding.....   28,635,839   28,830,483   27,327,021   25,563,864   25,115,520
Selected financial
 percentages:
 Return on average
  stockholders' equity
  (1)(4)................        14.69%       13.05%       13.77%       15.47%       15.03%
 Return on average
  total assets (1)
  (4)...................         1.34         1.22         1.27         1.40         1.27
 Net yield on earning
  assets................         4.67         4.71         4.88         4.88         4.99
 Interest rate spread...         3.98         4.01         4.20         4.21         4.37
 Net charge-offs as a
  percent of average
  loans ................         0.30         0.46         0.43         0.37         0.42
 Nonperforming assets
  ratio (2).............         0.33         0.72         1.02         1.00         1.40
 Allowance for possible
  loan losses as a
  percent of year-end
  loans.................         1.42         1.50         1.68         1.85         1.99
 Year-end leverage
  capital ratio.........         8.17         7.58         7.35         8.68         8.37
 Risk-based capital
  ratios:
   Tier 1...............        11.96        10.76        10.82        12.53        12.05
   Total................        13.23        12.02        12.14        13.85        13.38
 Average stockholders'
  equity to average
  assets................         9.11         9.28         9.24         9.02         8.45
 Common stock dividend
  payout ratio
  (1)(3)(4).............        41.55        39.30        55.03        31.56        34.72

--------
(1) Ratios calculated based on operating net income for the year.
(2) The sum of nonperforming assets (nonaccrual loans, restructured loans, and other real estate owned) divided by the sum of total loans and other real estate owned.
(3) Common stock cash dividends declared divided by operating net income; dividends declared during 1997 included a special cash dividend of $0.60 per share.
(4) Operating earnings per share are computed by adding back the impact of one-time special charges (net of the effect of income taxes) to net income
    (loss).
(5) All information for the years 1995-1998 has been restated to include VFSC, which was acquired May 28, 1999, in a transaction accounted for as a pooling of interests.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 For the Years Ended December 31, 1999, 1998, and 1997

Overview

  The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with reference to the consolidated financial statements and notes thereto and selected statistical information appearing elsewhere in this report. On May 31, 1997, CTC acquired certain assets and assumed certain liabilities of The Pomerleau Agency, Inc. This transaction has been accounted for as a purchase and, accordingly, all results of operations subsequent to the transaction have been included in the consolidated statements of operations.

  On May 28, 1999, the Company completed the acquisition of Vermont Financial Services Corp. in a stock-for-stock transaction accounted for as a pooling of interests. Accordingly, the consolidated financial statements of the Company have been restated to reflect the acquisition as of the beginning of the earliest period presented. The Company recognized $57.4 million of after-tax special charges in 1999 and the results excluding these special charges are referred to in the following discussion as operating.

  A reconciliation of the Company's net income (loss) to its operating net income for the years ended December 31, 1999, 1998, and 1997 is presented below:

                                                        1999     1998    1997
                                                       -------  ------- -------
Net income (loss)..................................... $(2,496) $49,778 $46,532
Less:
  Gain on branch sales................................  12,524      --      --
  Impaired goodwill written off upon merger........... (21,129)     --      --
  Merger costs........................................ (49,866)     --      --
  Tax effect of gain on branch sales.................. (13,399)     --      --
  Tax effect of merger costs..........................  14,465      --      --
                                                       -------  ------- -------
Operating Net Income.................................. $54,909  $49,778 $46,532
                                                       =======  ======= =======
Diluted Operating EPS................................. $  1.92  $  1.73 $  1.70

  Chittenden recorded operating earnings of $54.9 million or basic operating earnings per share of $1.95 and diluted operating earnings per share of $1.92 for the year ended December 31, 1999. This compares to operating net income of $49.8 million and basic earnings per share of $1.76 and diluted earnings per share of $1.73 for 1998 and operating net income of $46.5 million, basic earnings per share of $1.73 and diluted earnings per share of $1.70 in 1997. For 1999, operating return on average equity was 14.69% and the operating return on average assets was 1.34%. These compare to returns on average equity of 13.05% and 13.77% and returns on average assets of 1.22% and 1.27% for 1998 and 1997, respectively. The increases in operating return on equity were attributable to higher levels of operating net income and lower levels of average stockholders' equity in the third and fourth quarters of 1999, which resulted from the special charges taken in 1999.

  Total assets decreased from $4.256 billion in 1998 to $3.827 billion in 1999, as a result of the sale of seventeen VNB branches, which were required as a condition of regulatory approval of the VFSC acquisition. Divested in the branch sales were $127.6 million in loans, $442.2 million in deposits and $8.3 million of fixed assets. Total cash transferred to the buyers was $265.1 million. To fund the cash transferred $70.0 million in securities available for sale were sold at a loss of $1.2 million. The loss on sale of securities is netted against the overall gain on sale of branches of $12.5 million. The divestiture of these branches did not have a material impact on operating income in 1999.

  The $5.1 million increase in operating net income from 1998 to 1999 was primarily attributable to reductions in noninterest expenses, which net of special charges, totaled $145.4 million for 1999, down from $152.5 million for 1998. The reduction in noninterest expenses was due to lower levels of amortization of intangibles resulting from the writedown of goodwill related to the merger, reduced compensation expense caused by lower staffing levels, and reduced depreciation expense related to duplicative fixed assets written off as a result of the merger.

  The $3.2 million increase in earnings from 1997 to 1998 was caused primarily by the inclusion of VFSC's Eastern acquisition for the full year of 1998 versus only the second half of 1997. Eastern Bancorp was acquired by VFSC on June 26, 1997 in a transaction accounted for as a purchase.

 Financial Condition

Loans

  Chittenden's gross loan portfolio at December 31, 1999 totaled $2.896 billion compared to $2.739 billion in 1998. As noted above, $127.6 million in loans were divested in branch sales. Excluding the divested loans, overall loan growth was $285 million or 10% from 1998. The overall proportions of commercial-related and consumer types of loans continued to increase in 1999. The reduction in the balances of residential real estate were caused by relatively normal payment activity, including some prepayments on adjustable rate loans, although at much lower levels than in 1998. The overall proportion of the loan portfolio comprised of residential real estate loans is reducing since new loans are being added to the portfolio at a slower rate than the existing portfolio is paying down. Over time, this will increase the percentage of the portfolio comprised of higher yielding commercial and consumer loans. The total real estate portfolio, including home equity credit lines, increased $32.3 million or 1.85% from year-end 1998, after adjusting for the effect of divested real estate loans. Growth in consumer loans including automobile leasing, was $131.1 million or 31.6% from year-end 1998. Non-real estate commercial loans increased by $4.8 million or 0.8% from the previous year. However, the bulk of the loans divested were in this category. After adjusting for the divested loans, growth from year end 1998 was $117 million or 20%. Commercial real estate loans increased $67.5 million or 11.8% from 1998. The classification of the Company's loan portfolio is based on underlying collateral. At December 31, 1999, commercial loans secured by non-real estate business assets totaled $585.3 million or 20% of total loans, up from the $580.5 million posted at year-end 1998. Commercial real estate loans, representing 22% of the portfolio, stood at $641.7 million at year-end 1999, up from $574.2 million at December 31, 1998. Construction loans amounted to $55.3 million at December 31, 1999, down from $68.1 million the year before.

  Residential real estate loans stood at $1,067.5 million at year-end 1999, down from $1,101.6 million at December 31, 1998. Reflecting the shift in the Company's strategy to commercial and consumer lending, as well as the higher prepayments on residential loans, this category represented 37% of the portfolio at year-end 1999, compared to 40% at year-end 1998. Residential mortgages originated during 1999 totaled $501.7 million, compared to $887.2 million during 1998, due to heavy volumes of fixed rate residential loans caused by declining market rates in 1998. The Company underwrites substantially all of its residential mortgages to secondary market standards. The Company continued to follow its policy of selling substantially all of its fixed-rate residential mortgage production on a servicing-retained non-recourse basis. Secondary market sales of mortgage loans totaled $381.6 million in 1999, compared to $671.3 million in 1998.

  Included in the real estate portfolio are home equity credit lines, which totaled $152.4 million at December 31, 1999, compared to $162.9 million the previous year. The unused portion of these lines totaled $206.1 million at December 31, 1999, compared to $202.6 million at year-end 1998.

  The portfolio of residential mortgages serviced for investors totaled $2.079 billion at December 31, 1999, compared to $2.124 billion at year-end 1998. These assets are owned by investors other than Chittenden and therefore are not included in the consolidated balance sheets of the Company. Of the loans serviced, the Company originated $1.612 billion and the balance consisted of loans whose mortgage-servicing rights were purchased by the Company in prior years.

  Consumer loans increased significantly in 1999, ending the year at $546.0 million, compared with $414.9 million at year-end 1998. This increase reflects the Company's continued development of the indirect auto lending and leasing market, and its emphasis on responding to the marketplace through the continued expansion of dealer relationships within its existing deposit franchise area, as well as into the franchise areas of the subsidiary banks located in Massachusetts. The Company underwrites all of its indirect automotive loans, maintaining substantially the same credit standards as for car loans originated in its branch offices. Indirect installment lending through auto dealers was up $114.9 million from year-end 1998 to $290.5 million at the end of 1999. The Company also offers auto leases through its dealer base. This product is underwritten and priced similarly to indirect installment auto loans. Lease financing receivables outstanding at December 31, 1999 were $134.9 million, up from $107.1 million a year earlier, of which $84.7 million and $68.5 million represented the residual value of these leases. The Company has insurance through outside insurance companies which substantially eliminates the risk associated with the residual values of its leased vehicle portfolio. Contrary to the trend in indirect lending and leasing, direct installment and credit card balances at December 31, 1999 stood at $69.1 million and $51.5 million, respectively, compared with $72.2 million and $60.0 million at the end of 1998. Unused portions of credit card lines totaled $169.1 million at the end of 1999, down from $191.1 million one year earlier.

  The Company's lending activities are conducted in market areas focused in Vermont, western and central Massachusetts, and southern New Hampshire, with additional activity related to nearby trading areas in Quebec, New York, Maine, and Connecticut. In addition to the geographic portfolio diversification described above, the loans are widely diversified by borrowers and industry groups. The following table shows the composition of the loan portfolio for the five years ended December 31, 1999:

                                              December 31,
                         ----------------------------------------------------------
                            1999        1998        1997        1996        1995
                         ----------  ----------  ----------  ----------  ----------
                                             (in thousands)
Commercial.............. $  585,268  $  580,474  $  531,282  $  502,257  $  461,658
Real estate:
  Residential...........    915,081     938,638   1,038,561     796,166     760,013
  Commercial............    641,660     574,178     548,871     481,869     488,174
  Construction..........     55,329      68,133      60,595      50,289      50,612
Home equity.............    152,382     162,979     183,531     124,731     122,828
Consumer................    411,043     307,829     278,237     258,674     248,418
Lease financing.........    134,967     107,058      72,562      41,117      12,420
                         ----------  ----------  ----------  ----------  ----------
Total gross loans.......  2,895,730   2,739,289   2,713,639   2,255,103   2,144,123
Allowance for possible
 loan losses............    (41,079)    (41,209)    (45,664)    (41,743)    (42,579)
                         ----------  ----------  ----------  ----------  ----------
Net loans............... $2,854,651  $2,698,080  $2,667,975  $2,213,360  $2,101,544
                         ==========  ==========  ==========  ==========  ==========
Mortgage loans held for
 sale................... $    2,926  $   53,684  $   49,651  $   18,438  $   17,772

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

  The following table shows the composition of nonperforming assets and loans past due 90 days or more and still accruing for the five years ended December 31, 1999:

                                                 December 31,
                                    ------------------------------------------
                                     1999    1998     1997     1996     1995
                                    ------  -------  -------  -------  -------
                                                (in thousands)
Loans on nonaccrual................ $9,172  $17,865  $23,487  $18,413  $21,634
Troubled debt restructurings ......     --       --      767      638    2,502
Other real estate owned............    416    1,870    3,541    2,948    5,629
Restructured loans accruing .......     --       --       --      661      316
                                    ------  -------  -------  -------  -------
Total nonperforming assets......... $9,588  $19,735  $27,795  $22,660  $30,081
                                    ======  =======  =======  =======  =======
Loans past due 90 days or more and
 still accruing.................... $5,016  $ 4,184  $ 8,893  $ 2,899  $ 3,062
Percentage of nonperforming assets
 to total
 loans and other real estate owned.   0.33%    0.72%    1.02%    1.00%    1.40%
Nonperforming assets to total
 assets............................   0.25     0.46     0.68     0.69     0.99
Allowance for possible loan losses
 to nonperforming
 loans, excluding OREO............. 447.87   230.66   188.27   211.76   174.13

  Nonaccrual loans consisted of approximately 194 loans, which were diversified across a range of industries, sectors, and geography.

Allowance for possible loan losses

  Credit quality of the commercial loan and lease portfolios is quantified by a corporate credit rating system designed to parallel regulatory criteria and categories of loan risk. Individual lenders monitor their loans to ensure appropriate rating assignments are made on a timely basis. Risk ratings and quality of both commercial and consumer credit portfolios are also assessed on a regular basis by an independent Loan Review Department, which reports to the Executive Vice President in charge of Asset Quality. Loan Review personnel conduct ongoing portfolio trend analyses and individual credit reviews to evaluate loan risk and compliance with corporate lending policies. Results and recommendations from this process provide senior management and the Board of Directors with independent information on loan portfolio condition. The Board of Directors monitors asset quality throughout the year. Consumer loan quality is evaluated on the basis of delinquency data due to the large number of such loans and the relatively small size of individual credits. Historical trend analyses are reviewed on a monthly basis by senior management and the Company's Board of Directors.

  The allowance for possible loan losses is based on management's estimate of the amount required to reflect the risks in the loan portfolio, based on circumstances and conditions known at each reporting date. Adequacy of the allowance is determined using a consistent, systematic methodology which analyzes the size and risk of the loan portfolio. In addition to evaluating the collectibility of specific loans when determining the adequacy of the allowance for possible loan losses, management also takes into consideration other factors such as changes in the mix and volume of the loan portfolio, historic loss experience, the amount of delinquencies and loans adversely classified, and economic trends. The adequacy of the allowance for possible loan losses is assessed by an allocation process whereby specific loss allocations are made against certain adversely classified loans, and general loss allocations are made against segments of the loan portfolio which have similar attributes. The Company's historical loss experience, industry trends, and the impact of the local and regional economy on the Company's borrowers, were considered by management in determining the adequacy of the allowance for possible loan losses.

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

  The following table summarizes the activity in the Company's allowance for possible loan losses for the five years ended December 31, 1999:

                                               December 31,
                          ----------------------------------------------------------
                             1999        1998        1997        1996        1995
                          ----------  ----------  ----------  ----------  ----------
                                              (in thousands)
Balance of allowance for
 possible loan losses at
 beginning of year......  $   41,209  $   45,664  $   41,743  $   42,579  $   38,399
Eastern (1997) and BWM
 (1995)
 allowance acquired.....          --          --       7,488          --       4,135
Provision charged to
 expense................       8,700       8,235       7,300       7,533       8,900
                          ----------  ----------  ----------  ----------  ----------
Balance of allowance for
 possible
 loan losses after
 provision..............      49,909      53,899      56,531      50,112      51,434
                          ----------  ----------  ----------  ----------  ----------
Loans charged off:
  Commercial............       4,747       6,941       6,127       4,769       3,735
  Real estate:
    Residential.........         600       2,647       1,593       1,876       2,121
    Commercial..........         248         399       2,088       1,208       2,778
    Construction........          --         101         204         185         969
  Home equity...........         124         502         235         304         108
  Consumer..............       7,697       7,101       4,695       3,800       3,384
                          ----------  ----------  ----------  ----------  ----------
  Total loans charged
   off..................      13,416      17,691      14,942      12,142      13,095
                          ----------  ----------  ----------  ----------  ----------
Recoveries of loans
 previously
 charged off:
  Commercial............       1,661       1,779       1,380       1,873       1,683
  Real estate:
    Residential.........         116         329         165         219          97
    Commercial..........         272         320       1,390         597       1,166
    Construction........          64           5          12         104         214
  Home equity...........          67         110          59          13          --
  Consumer..............       2,406       2,458       1,069         967       1,080
                          ----------  ----------  ----------  ----------  ----------
    Total recoveries....       4,586       5,001       4,075       3,773       4,240
                          ----------  ----------  ----------  ----------  ----------
Net loans charged off...       8,830      12,690      10,867       8,369       8,855
                          ----------  ----------  ----------  ----------  ----------
Balance of allowance for
 possible loan losses at
 year end...............  $   41,079  $   41,209  $   45,664  $   41,743  $   42,579
                          ==========  ==========  ==========  ==========  ==========
Amount of loans
 outstanding at end of
 year...................  $2,895,730  $2,739,289  $2,713,639  $2,255,103  $2,144,123
Average amount of loans
 outstanding............   2,877,218   2,739,617   2,508,559  $2,232,602  $2,139,747
Ratio of net charge-offs
 during year to average
 loans outstanding......        0.30%       0.46%       0.43%       0.37%       0.41%
Allowance as a percent
 of loans
 outstanding at end of
 year ..................        1.42        1.50        1.68        1.85        1.99

  At December 31, 1999, the allowance for possible loan losses was $41.1 million, or 1.42% of total loans, compared with $41.2 million, or 1.50% of loans one year ago. The coverage ratio, or allowance for possible loan losses to nonperforming loans, stood at 448% at year-end 1999, compared with 231% at the end of 1998.

  The following table summarizes the allocation of the allowance for possible loan losses for the five years ended December 31, 1999:

                                                                      December 31,
                   -----------------------------------------------------------------------------------------------------
                            1999                   1998                   1997                   1996
                   ---------------------- ---------------------- ---------------------- ----------------------
                    Amount       Loan      Amount       Loan      Amount       Loan      Amount       Loan      Amount
                   Allocated Distribution Allocated Distribution Allocated Distribution Allocated Distribution Allocated
                   --------- ------------ --------- ------------ --------- ------------ --------- ------------ ---------
                                                                     (in thousands)
Commercial.......   $ 8,207       20%      $ 6,885       21%      $ 7,253       20%      $ 7,131       22%      $ 6,627
Real estate:
 Residential.....     2,985       32         3,818       34         4,942       38         2,764       35         2,850
 Commercial......    11,333       22         5,919       21        10,141       20         8,121       21         7,034
 Construction....       882        2         2,276        3           576        2           907        2         2,472
Home equity......       616        5           928        6         1,091        7           599        6           291
Consumer and
 leasing.........     7,912       19         7,488       15         6,196       13         4,853       14         3,153
Other............     9,144       --        13,895       --        15,465       --        17,368       --        20,152
                    -------      ---       -------      ---       -------      ---       -------      ---       -------
                    $41,079      100%      $41,209      100%      $45,664      100%      $41,743      100%      $42,579
                    =======      ===       =======      ===       =======      ===       =======      ===       =======
                  1995
                   ------------
                       Loan
                   Distribution
                   ------------
Commercial.......       22%
Real estate:
 Residential.....       35
 Commercial......       23
 Construction....        2
Home equity......        6
Consumer and
 leasing.........       12
Other............       --
                   ------------
                       100%
                   ============

  Over the last five years, the percentage of the allowance for loan losses allocated to consumer (including leasing) loans and commercial real estate loans has increased from 7% and 17%, respectively, to 19% and 28%, respectively. The shifts in these allocations reflect the trends in the overall mix of the Company's portfolio (described above in "Overview" and "Loans") to increased levels of commercial and consumer loans. Although the distribution in commercial loans declined from 22% to 20% from 1995 to 1999, the allowance for possible loan losses allocated to commercial loans increased from 17% to 28%. This resulted primarily from differences in the allocation methodology employed by VFSC. As noted in the Nonperforming Assets table, the overall level of the allowance for loan losses at December 31, 1999, when viewed as a percentage of nonperforming loans, excluding OREO, increased to 447.87% from 230.66% in 1998. This increase is primarily due to decreases in the balance of loans on nonaccrual status. The other category is the allowance considered necessary by management based on its assessment of historical loss experience, industry trends, and the impact of the local and regional economy on the Company's borrowers that may not have been captured in the specific risk classifications.

  Notwithstanding the foregoing analytical allocations, the entire allowance for possible loan losses is available to absorb charge-offs in any category of loans. (See "Provision for Possible Loan Losses.")

Investment Securities

  The investment portfolio is used to meet liquidity demands, mitigate interest rate sensitivity, invest excess liquidity, and generate interest income. At December 31, 1999, the Company held investments available for sale totaling $649.5 million. This compares with investments of $990.8 million available for sale at December 31, 1998. The decline from 1998 to 1999 is primarily attributable to the sale of securities to fund loan growth and to fund the sale of deposits related to the seventeen branches sold as a condition of the merger with VFSC. At December 31, 1999, unrealized losses (net of taxes) of $7,018,000 resulted from marking the available for sale portfolio to market value. This compares with unrealized gains (net of taxes) of $6,462,000 at December 31, 1998. These amounts are reflected as a decrease and an increase, respectively, in stockholders' equity as the change in accumulated other comprehensive income.

  The following tables show the composition of the Company's investment portfolio, at:

                                                       December 31,
                                            -----------------------------------
                                              1999     1998     1997     1996
                                            -------- -------- -------- --------
                                                       (in thousands)
Securities available for sale (at market
 value)
 U.S. Treasury securities.................. $ 18,942 $ 53,519 $ 57,713 $139,796
 U.S. government agency obligations........  230,479  388,434  399,599  241,109
 Obligations of states and political
  subdivisions.............................    8,297    8,123   10,301   10,558
 Mortgage-backed securities................  197,596  289,086  290,559  118,659
 Corporate bonds and notes.................  193,208  216,570   90,812   65,690
 Government bond mutual funds..............       --    9,000    9,050   10,103
 Marketable equity securities..............      307   25,941   25,425   25,075
 Other debt securities.....................      642      142      121       --
                                            -------- -------- -------- --------
   Total Securities available for sale.....  649,471  990,815  883,580  610,990
                                            -------- -------- -------- --------
Securities held for investment (at
 amortized cost)
 U.S. government agency obligation.........       --       --       -- $    198
 Obligations of states and political
  subdivisions.............................       --       --       --      490
 Mortgage-backed securities................       --       --       --   34,761
 Corporate bonds and notes.................       --       --       --       25
 Other debt securities.....................       --       --       --      106
                                            -------- -------- -------- --------
   Total Securities held for investment....       --       --       --   35,580
                                            -------- -------- -------- --------
     Total Investment Securities........... $649,471 $990,815 $883,580 $646,570
                                            ======== ======== ======== ========

  The following table shows the maturity distribution of the amortized cost of the Company's investment securities and weighted average yields of such securities on a fully taxable equivalent basis at December 31, 1999, with comparative totals for 1998. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations:

                                            After One      After Five
                              Within        But Within     But Within       After        No Fixed
                             One Year       Five Years      Ten Years     Ten Years      Maturity        Total
                          --------------  --------------  -------------  ------------  ------------  --------------
                           Amount  Yield   Amount  Yield  Amount  Yield  Amount Yield  Amount Yield   Amount  Yield
                          -------- -----  -------- -----  ------- -----  ------ -----  ------ -----  -------- -----
Securities available for                                     (in thousands)
sale
US Treasury securities..  $ 14,448 5.63%  $  4,498 6.13%  $    --   --%  $   --   --%  $   --   --%  $ 18,946 5.74%
US government agency
 obligations............     2,522 5.80    217,811 5.98    14,993 7.09       --   --       --   --    235,326 6.05
Obligations of states
 and political
 subdivisions...........     2,216 7.01      4,939 6.58     1,120 6.07       70 9.00       --   --      8,345 6.63
Mortgage-backed
 securities (1).........    53,386 6.21    131,227 6.37    14,448 7.06    1,353 7.45       --   --    200,414 6.39
Corporate bonds and
 notes..................    18,083 6.29    176,164 6.25     1,147 6.33    1,008 6.18       --   --    196,402 6.25
Government bond mutual
 funds..................        --   --         --   --        --   --       --   --       --   --         --   --
Marketable equity
 securities.............        --   --         --   --        --   --       --   --      274   --        274   --
Other debt securities...        10 4.98        580 6.48        52 8.36       --   --       --   --        642 6.61
                          -------- ----   -------- ----   ------- ----   ------ ----   ------ ----   -------- ----
 Total available for
  sale..................  $ 90,665 6.14%  $535,219 6.17%  $31,760 7.01%  $2,431 6.97%  $  274   --%  $660,349 6.21%
                          ======== ====   ======== ====   ======= ====   ====== ====   ====== ====   ======== ====
Comparative totals for
 1998...................  $309,551 5.68%  $632,662 6.22%  $28,359 6.99%  $  244 6.58%  $9,866 6.37%  $980,682 6.07%

--------
(1) Maturities of mortgage-backed securities are based on contractual payments and estimated mortgage loan prepayments.

Deposits

  During 1999, total deposits averaged $3.528 billion, up from $3.495 billion in 1998. Noninterest-bearing demand deposits averaged $580 million, up from $556 million in 1998. Average savings deposits increased $72 million, to $1.975 billion for 1999. This category includes non-contractual interest bearing deposit products, such as savings, money market, and N.O.W. accounts. During 1999, time accounts (retirement and certificates of deposit) averaged $974 million, decreasing compared to $1,036 million in 1998. The Company has a number of institutional customers within its franchise whose investment needs are frequently met by purchasing certificates of deposit over $100,000. Depositors in this category tend to seek bids regularly, and the Company raises or lowers the interest rates it offers depending on its liquidity needs and investment opportunities.

  The following table shows average balances of the Company's deposits for the periods indicated:

                                             Years Ended December 31,
                                    -------------------------------------------
                                       1999       1998       1997       1996
                                    ---------- ---------- ---------- ----------
                                                  (in thousands)
Demand deposits.................... $  579,631 $  555,635 $  464,208 $  386,434
Savings deposits...................  1,975,125  1,903,265  1,657,072  1,445,457
Certificates of deposit less than
 $100,000 and other time deposits..    795,361    856,290    805,510    694,544
Certificates of deposit $100,000
 and over..........................    178,309    179,755    171,954    151,723
                                    ---------- ---------- ---------- ----------
  Total deposits................... $3,528,426 $3,494,945 $3,098,744 $2,678,158
                                    ========== ========== ========== ==========

  The Company's ending balances of outstanding certificates of deposit and other time deposits in denominations of $100,000 and over had maturities as follows:

                                                      Years Ended December 31,
                                                     --------------------------
                                                       1999     1998     1997
                                                     -------- -------- --------
                                                           (in thousands)
Three months or less................................ $135,371 $108,597 $101,967
Over three months to six months.....................   39,647   48,471   36,637
Over six months to twelve months....................   45,439   45,978   40,260
Over twelve months..................................   15,252   23,311   29,475
                                                     -------- -------- --------
                                                     $235,709 $226,357 $208,339
                                                     ======== ======== ========

Borrowings

  During 1999, short-term borrowings averaged $139.3 million, down from the $158.9 million posted in 1998. This funding consists of treasury, tax and loan deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (FHLB) borrowings, and federal funds purchased. FHLB borrowings averaged $29.7 million for 1999, down from $47.7 million in 1998. This decrease in the average is primarily attributable to a decline in FHLB borrowing activity after VNB became part of Chittenden Corporation. Treasury borrowings averaged $13.1 million for 1999 compared with $20.8 million during 1998. Treasury funding is attractive to the Company because the rate of interest paid on borrowings floats at 25 basis points below the federal funds rate, there are no reserve requirements, and there are no FDIC insurance costs. Repurchase agreements averaged $89.6 million for 1999, up slightly from $83.7 million in 1998. These borrowings are with franchise customers, primarily municipalities and corporate customers, and have neither reserve requirements nor FDIC insurance costs.

Capital Resources

  The Company's capital forms the foundation for maintaining investor confidence as well as for developing programs for growth and new activities. Because of the Company's profitability over the past several years, total capital increased from $295.5 million at December 31, 1996 to $362.5 million at December 31, 1999. During 1997, the Company adopted measures to maintain a capital level consistent with the needs for its activities. An additional special $0.60 per share dividend was declared in October 1997 to maintain capital at a level consistent with the Company's requirements at that time. Additionally, a share repurchase plan was implemented, in which up to 1,250,000 shares could be repurchased during 1997 and 1998. During 1998, the repurchase plan was expanded to allow an additional 500,000 shares to be repurchased during 1998 and 1999. However, the repurchase plan was rescinded prior to the announcement of the agreement to merge with Vermont Financial Services Corporation in a transaction to be accounted for as a pooling of interests.

  On January 19, 2000, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Corporation's common stock in negotiated transactions or open market purchases. Chittenden, depending on market conditions, may repurchase its Common Stock without further Board authorization for two years.

  At December 31, 1999, capital stood at $362.5 million, a decrease of $29.1 million from $391.6 million at December 31, 1998. Dividend payments totaling $22.8 million and the net loss of $2.5 million reduced the capital position during 1999. The capital position was also reduced by the change in unrealized gains and losses in the available for sale investment portfolio of $13.5 million.

  Repurchases of the Company's common stock totaling $22.6 million and dividend payments totaling $19.6 million reduced the capital position during 1998. The reductions in capital were offset by earnings of $49.8 million, $3.6 million in proceeds from common stock issued in connection with benefit plans and an increase in the net unrealized gain on securities available for sale of $2.6 million.

  Both the Board of Governors of the Federal Reserve System (the "FRB") and the Federal Deposit Insurance Corporation (the "FDIC") have defined leverage capital requirements. At December 31, 1999, the Company's leverage capital ratio (which is calculated pursuant to the FRB's regulations) was 8.17%, CTC's, BWM's, FBT's, and VNB's leverage capital ratios (which are calculated pursuant to the FDIC's regulations) were 7.14%, 6.77%, 6.72% and 8.91%, respectively. The ratios in 1998 were 7.58% for the Company, 6.89% for CTC, 8.05% for BWM, 6.33% for FBT, and 6.55% for VNB.

  Additionally, the FRB and the FDIC have a risk-based capital standard. Under this measure of capital, banks are required to hold more capital against certain assets perceived as more-risky, such as commercial loans, than against other assets perceived as less-risky, such as residential mortgage loans and U.S. Treasury securities. Further, off-balance sheet items such as unfunded loan commitments and standby letters of credit, are included for the purposes of determining risk-weighted assets. Commercial banking organizations are required to have total capital equal to 8% of risk-weighted assets, and Tier 1 capital--consisting of common stock and certain types of preferred stock-- equal to at least 4% of risk-weighted assets. Tier 2 capital, included in total capital, includes the allowance for possible loan losses up to a maximum of 1.25% of risk-weighted assets. At December 31, 1999, the Company's risk-based capital ratio was 13.23% and its Tier 1 capital, consisting entirely of common stock, was 11.96% of risk-weighted assets. This compares with year-end 1998 ratios of 12.02% and 10.76%, respectively.

  FDIC regulations pertaining to capital adequacy, which apply to the Banks, require a minimum 3% leverage capital ratio for those institutions with the most favorable composite regulatory examination rating. In addition, a 4% Tier 1 risk-based capital ratio, and an 8% total risk-based capital ratio are required for a bank to be considered adequately capitalized. Leverage, Tier 1 risk-based, and total risk-based capital ratios exceeding 5%, 6%, and 10%, respectively, qualify a bank for the "well-capitalized" designation. At December 31, 1999, CTC's leverage capital ratio was 7.14%, its Tier 1 risk-based capital ratio was 9.22%, and its total risk-based capital ratio was 10.46%; BWM's ratios were 6.77%, 9.78%, and 11.12%, respectively; FBT's ratios were 6.72%, 9.26%, and 10.52%, respectively; VNB's ratios were 8.91%, 14.13%, and 15.39%, respectively. These ratios placed the Banks in the FDIC's highest capital category of "well capitalized". Capital ratios in excess of minimum requirements indicate capacity to take advantage of profitable and credit-worthy opportunities as well as the potential to respond to unforeseen adverse conditions.

  The following table presents capital components and ratios of the Company at:

                                                December 31,
                                 ----------------------------------------------
                                    1999        1998        1997        1996
                                 ----------  ----------  ----------  ----------
                                               (in thousands)
Leverage
Stockholders' equity............ $  350,715  $  313,273  $  295,717  $  278,108
Total average assets (1)........  4,294,030   4,135,637   4,022,061   3,202,866
                                       8.17%       7.58%       7.35%       8.68%
Risk-based
Capital components:
  Tier 1........................ $  350,715  $  313,273  $  295,717  $  278,108
  Tier 2........................     36,647      36,394      34,186      27,784
                                 ----------  ----------  ----------  ----------
    Total....................... $  387,362  $  349,667  $  329,903  $  305,892
                                 ==========  ==========  ==========  ==========
Risk-weighted assets:
  On-balance sheet.............. $2,824,133  $3,628,633  $3,461,939  $2,137,870
  Off-balance sheet.............    126,100     118,628     128,885     101,581
                                 ----------  ----------  ----------  ----------
                                 $2,950,233  $3,747,261  $3,590,824  $2,239,451
                                 ==========  ==========  ==========  ==========
Ratios:
  Tier 1........................      11.96%      10.76%      10.82%      12.53%
  Total (including Tier 2)......      13.23       12.02       12.14       13.85

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

  The measure of an institution's liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. At December 31, 1999, the Company maintained cash balances and short-term investments of approximately $150.4 million, compared with $267.9 million at December 31, 1998. The decline was primarily attributable to the required divestitures, in which cash totalling $265 million was paid to the acquiring institutions in exchange for liabilities assumed net of assets acquired. During 1999, the Company continued to be an average daily net seller of Federal Funds.

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

  The Company's limits on interest-rate risk specify that if interest rates were to shift immediately, (shocked) up or down 200 basis points, estimated net interest income for the next 12 months should neither improve or be impacted by greater than 10%. The results of the simulations over the next 12 months based on an increase in interest rates of 200 basis points will result in a decrease of .07% in net interest income and a decline of 200 basis points will result in a decrease of .38% in net interest income. An additional analysis is performed to review results if interest rates were to shift quarterly, (ramped) up or down 100 and 200 basis points over a twelve month period. The results of the simulations over the next 12 months based on a gradual increase in interest rates of 100 and 200 basis points will result in a decrease of .15% and .33% respectively, in net interest income and a decline of 100 and 200 basis points will result in an increase of .11% and .22% respectively, in net interest income.

  As noted above, one of the tools used to measure rate sensitivity is the funds gap. The funds gap is defined as the amount by which a bank's rate sensitive assets exceed its rate sensitive liabilities. A positive gap exists when rate sensitive assets exceed rate sensitive liabilities. This indicates that a greater volume of assets than liabilities will reprice during a given period. This mismatch will improve earnings in a rising rate environment and inhibit earnings when rates decline. Conversely, when rate sensitive liabilities exceed rate sensitive assets, the gap is referred to as negative and indicates that a greater volume of liabilities than assets will reprice during the period. In this case, a rising rate environment will inhibit earnings and declining rates will improve earnings. Notwithstanding this general description of the effect on income of the gap position, it may not be an accurate predictor of changes in net interest income. The Company's limits on interest-rate risk specify that the cumulative one-year gap should be less than 15% of total assets. As of December 31, 1999, the estimated exposure was 3.5% and the Company was liability-sensitive.

  The following table shows the amounts of interest-earning assets and interest-bearing liabilities at December 31, 1999 that reprice during the periods indicated:

                                             Repricing Date
                          -------------------------------------------------------
                           One Day    Over Six    Over One    Over
                            To Six    Months To   Year To     Five
                            Months    One Year   Five Years   Years      Total
                          ----------  ---------  ---------- ---------  ----------
                                             (in thousands)
Interest-earning assets:
Loans...................  $1,371,119  $ 388,078  $  983,529 $ 155,926  $2,898,652
Investment securities
 (1)....................     119,603     79,485     454,898    11,448     665,434
Interest-bearing cash
 equivalents............       1,896        125         615        27       2,663
                          ----------  ---------  ---------- ---------  ----------
  Total interest-earning
   assets...............   1,492,618    467,688   1,439,042   167,401   3,566,749
                          ----------  ---------  ---------- ---------  ----------
Interest-bearing
 liabilities:
Deposits................   1,699,817    229,137     248,464   494,561   2,671,979
Borrowings .............     166,433        130      27,204     3,304     197,071
                          ----------  ---------  ---------- ---------  ----------
  Total interest-bearing
   liabilities..........   1,866,250    229,267     275,668   497,865   2,869,050
                          ----------  ---------  ---------- ---------  ----------
Net interest rate
 sensitivity gap........  $ (373,632) $ 238,421  $1,163,374 $(330,464) $  697,699
                          ==========  =========  ========== =========  ==========
Cumulative gap at
 December 31, 1999......  $ (373,632) $(135,211) $1,028,163 $ 697,699
Cumulative gap at
 December 31, 1998......  $ (307,647) $(231,955) $  582,087 $ 704,923

--------
(1)Amounts are based on amortized cost balances.

  The following table shows scheduled maturities of selected loans at December 31, 1999:

                                           Less                 Over
                                         Than One One Year to   Five
                                           Year   Five Years   Years    Total
                                         -------- ----------- -------- --------
                                                     (in thousands)
Predetermined rates:
  Commercial............................ $ 37,538  $ 99,485   $ 43,514 $180,537
  Commercial real estate and
   construction.........................   44,136   220,751    142,434  407,321
                                         --------  --------   -------- --------
                                           81,674   320,236    185,948  587,858
                                         ========  ========   ======== ========
Floating or adjustable rates:
  Commercial............................  109,855   104,214    100,515  314,584
  Commercial real estate and
   construction.........................   44,833   156,207     88,626  289,666
                                         --------  --------   -------- --------
                                         $154,688  $260,421   $189,141 $604,250
                                         ========  ========   ======== ========

  The most significant factor affecting the interest-rate risk position during 1999 was the divestiture of loans and deposits related to the VFSC merger.

Results of Operations

 Comparison of Years Ended December 31, 1999 and 1998

  Net Interest Income

  The primary source of recurring income for the Company is the net interest income of the Banks, which is the difference between interest income on loans and investments, and interest paid on deposits and borrowings. Net interest income is affected by changes in interest rates and the volumes of interest earning assets and interest bearing liabilities.

  For 1999, net interest income was $175.0 million, up $1.3 million from the 1998 level. On a fully taxable equivalent basis, net interest income increased $1.4 million from 1998, to $178.0 million in 1999. These improvements resulted from higher levels of interest earning assets, which were up $58.8 million from 1998, to $3.808 billion for 1999. The increased level of earning assets offset a decline in the net yield on earning assets from 4.71% in 1998 to 4.67% in 1999. The decrease in the net yield on earning assets was due to lower yields in both the loan and investment portfolios.

  The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the years indicated:

                                      1999                            1998                            1997
                         ------------------------------- ------------------------------- --------------------------------
                                                 Average                         Average
                                      Interest   Yield/               Interest   Yield/               Interest   Average
                          Average      Income/    Rate    Average      Income/    Rate    Average      Income/    Yield/
                          Balance    Expense (1)   (1)    Balance    Expense (1)   (1)    Balance    Expense (1) Rate (1)
                         ----------  ----------- ------- ----------  ----------- ------- ----------  ----------- --------
                                                                (in thousands)
Assets
Interest-earning
assets:
 Loans.................  $2,877,218   $235,393    8.18%  $2,739,617    238,785    8.72%  $2,508,559   $224,736     8.96%
 Investments:
 Taxable...............     847,076     51,408    6.07      893,649     57,117    6.39      770,101     49,641     6.45
 Tax-favored debt
 securities............      41,108      2,319    5.64       49,978      3,233    6.47       32,225      2,245     6.97
 Interest-bearing
  deposits in banks....       1,423         71    4.99        3,356        200    5.96        1,360         51     3.75
 Federal funds sold....      41,469      2,032    4.90       62,898      3,458    5.50       48,669      2,659     5.46
                         ----------   --------           ----------   --------           ----------   --------
 Total interest-earning
 assets................   3,808,294    291,223    7.65    3,749,498    302,793    8.08    3,360,914    279,332     8.31
                                      --------                        --------                        --------
 Noninterest-earning
 assets................     338,460                         386,266                         340,729
 Allowance for possible
  loan losses..........     (42,257)                        (45,520)                        (45,309)
                         ----------                      ----------                      ----------
 Total assets..........  $4,104,497                      $4,090,244                      $3,656,334
                         ==========                      ==========                      ==========
Interest-bearing
liabilities:
 Savings and interest-
  bearing transactional
  accounts.............  $1,975,125   $ 57,875    2.93   $1,903,265   $ 61,969    3.26   $1,657,072   $ 54,689     3.30
 Certificates of
  deposit under
  $100,000 and other
  time deposits........     795,361     40,018    5.03      856,290     45,638    5.33      805,510     42,350     5.26
 Certificates of
  deposit $100,000
  and over.............     178,309      8,471    4.75      179,755      9,861    5.49      171,954      9,097     5.29
                         ----------   --------           ----------   --------           ----------   --------
 Total interest-bearing
 deposits..............   2,948,795    106,364    3.61    2,939,310    117,468    4.00    2,634,536    106,136     4.03
 Short-term borrowings.     139,340      6,871    4.93      158,931      8,691    5.47      172,249      9,326     5.41
                         ----------   --------           ----------   --------           ----------   --------
 Total interest-bearing
 liabilities...........   3,088,135    113,235    3.67    3,098,241    126,159    4.07    2,806,785    115,462     4.11
                                      --------                        --------                        --------
Noninterest-bearing
liabilities:
 Demand deposits.......     579,631                         555,635                         464,208
 Other liabilities.....      62,989                          56,753                          47,470
                         ----------                      ----------                      ----------
 Total liabilities.....   3,730,755                       3,710,629                       3,318,463
Stockholders' equity...     373,742                         379,615                         337,871
                         ----------                      ----------                      ----------
 Total liabilities and
  Stockholders' equity
  .....................  $4,104,497                      $4,090,244                      $3,656,334
                         ==========                      ==========                      ==========
Net interest income....               $177,988                        $176,634                        $163,870
                                      ========                        ========                        ========
Interest rate spread
(2)....................                           3.98%                           4.01%                            4.20%
Net yield on earning
assets (3).............                           4.67%                           4.71%                            4.88%

--------
(1)On a fully taxable equivalent basis. Calculated using a Federal income tax rate of 35%. Loan income includes fees.
(2)Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(3)Net yield on earning assets is net interest income divided by total interest-earning assets

  The following table attributes changes in the Company's net interest income (on a fully taxable equivalent basis) to changes in either average balances or average rates. Changes due to both interest rate and volume have been allocated to change due to balance and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

                            1999 Compared With 1998         1998 Compared With 1997
                          ----------------------------- ---------------------------------
                              Increase
                           (Decrease) Due               Increase (Decrease)
                           to Change in:                 Due to Change in:
                          -----------------    Total    ---------------------    Total
                          Average   Average   Increase   Average    Average     Increase
                            Rate    Balance  (Decrease)   Rate      Balance    (Decrease)
                          --------  -------  ---------- ---------  ----------  ----------
                                                (in thousands)
Interest income:
 Loans..................  $(14,731) $11,339   $ (3,392) $  (6,090) $   20,139   $ 14,049
 Investments:
 Taxable................    (2,883)  (2,826)    (5,709)      (421)      7,897      7,476
 Tax-favored debt
  securities............      (414)    (500)      (914)      (160)      1,148        988
 Interest-bearing
  deposits in banks.....       (33)     (96)      (129)        30         119        149
 Federal funds sold.....      (376)  (1,050)    (1,426)        17         782        799
                          --------  -------   --------  ---------  ----------   --------
 Total interest income..   (18,437)   6,867    (11,570)    (6,624)     30,085     23,461
                          --------  -------   --------  ---------  ----------   --------
Interest expense:
 Savings and interest-
  bearing
  transactional accounts
  ......................     6,200   (2,106)     4,094        781      (8,061)    (7,280)
 Certificates of deposit
  under $100,000 and
  other time deposits...     2,554    3,066      5,620       (582)     (2,706)    (3,288)
 Certificates of deposit
  $100,000 and over.....     1,321       69      1,390       (336)       (428)      (764)
                          --------  -------   --------  ---------  ----------   --------
 Total deposits.........    10,075    1,029     11,104       (137)    (11,195)   (11,332)
 Short-term borrowings..       854      966      1,820        (93)        728        635
                          --------  -------   --------  ---------  ----------   --------
 Total interest expense.    10,929    1,995     12,924       (230)    (10,467)   (10,697)
                          --------  -------   --------  ---------  ----------   --------
Change in net interest
 income.................  $ (7,508) $ 8,862   $  1,354  $  (6,853) $   19,618   $ 12,764
                          ========  =======   ========  =========  ==========   ========

  Noninterest Income and Noninterest Expense

  Noninterest income was $64.2 million in 1999, down $2.5 million from the $66.7 million reported in 1998. The decline was primarily attributable to lower gains on sales of mortgage loans, which decreased $2.5 million to $5.3 million, compared to gains of $7.7 million in 1998. This was a result of decreases in the volume of loans sold from $671.3 million in 1998 to $381.6 million in 1999, due to increases in mortgage loan rates which caused lower levels of fixed rate production.

  Investment management income was up $1.4 million from the 1998 level, to $14.3 million. This was due to the effects of an increase in the number of investment management clients served and higher levels of administered assets, which were enhanced by the impact of advances in the stock market during the year. Service charges on deposit accounts declined $2.3 million from the 1998 level to $17.5 million. This was caused primarily by lower levels of overdraft charges related to the no fee checking product acquired by VFSC in the Eastern acquisition.

  Noninterest expense, including special charges of $58.5 million, totaled $203.9 million in 1999, compared to $152.5 million in 1998. Excluding special charges, noninterest expenses were $7.1 million lower in 1999 than in 1998.

  Salaries decreased $2.1 million from $60.4 million in 1998. This was primarily attributable to lower staffing levels after the merger with VFSC and to the divestiture of seventeen VNB branches between September and November 1999. Occupancy expenses decreased $1.8 million from 1998 due to lower levels of depreciation expense resulting from the write-off of duplicative fixed assets and the elimination of occupancy expenses relating to the divested branches. Finally, amortization of intangible assets was $1.9 million lower than in 1998 due to the write off of goodwill recorded by VFSC relative to the Eastern acquisition. Upon the effective date of the Chittenden-VFSC merger, impaired goodwill totaling $21.1 million related to former Eastern locations in markets already occupied by Chittenden was written off. In addition, $25.7 million of goodwill allocated to the branches sold was recovered.

  Total other noninterest expense for 1999 totaled $43.1 million, down from $44.4 million in 1998. The components of other noninterest expense for the years presented are as follows:

                                                        1999     1998    1997
                                                       -------  ------- -------
                                                           (in thousands)
      Data processing................................. $ 8,635  $ 6,937 $ 7,516
      Legal and professional..........................   2,518    4,234   2,562
      Marketing.......................................   3,199    3,608   3,249
      Software and Supplies...........................   4,710    4,641   4,320
      Net OREO and collection expenses ...............    (146)     472   1,019
      Telephone.......................................   3,970    4,133   3,103
      Postage.........................................   3,143    3,112   2,565
      Other...........................................  17,076   17,290  18,461
                                                       -------  ------- -------
                                                       $43,105  $44,427 $42,795
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

  For the years ended December 31, 1999 and 1998, Federal and state income tax provisions amounted to $29.1 million and $29.8 million, respectively. The provision for 1999 includes a $14.4 million tax benefit associated with the tax-deductible portion of the merger related one-time charge, and a $13.3 million provision related to the branch gains recognized upon the sale of divested branches. Excluding the effect of the special provision and benefit, the effective tax rates for the respective periods were 35.4% and 37.5%. During both periods, the Company's statutory Federal corporate tax rate was 35%. The Company's effective tax rates differed from the statutory rates primarily because of non-tax-deductible amortization of goodwill related to VFSC's acquisition of Eastern Bancorp. The higher effective rate produced by these nondeductible expenses was partially reduced by 1) the proportion of interest income from state and municipal securities and loans and corporate dividend income, which are partially exempt from Federal taxation and 2) tax credits on investments in qualified low income housing projects. The reduction in the Company's effective tax rate from 1998 to 1999 reflects lower levels of non-tax deductible goodwill resulting from the impaired goodwill written off in the second quarter of 1999 upon the consummation of the merger of Chittenden and VFSC and to the goodwill recovered in relation to the branch sales in the fourth quarter.

  As noted above, the Company recorded $58.5 million in special charges in 1999, which included $49.9 million of merger related expenses and $21.1 million related to the write-off of impaired goodwill, offset by a $12.5 million gain recorded on sales of branches. No tax benefit was recorded in relation to the goodwill reductions since that expense is not tax deductible. In addition, no tax benefit was recognized in relation to certain non-deductible merger related expenses including investment advisory, legal and accounting fees incurred as part of the transaction. Tax benefits were recognized at the Company's marginal federal tax rate of 35% in relation to all deductible merger related expenses including severance and related expenses, conversion of systems, and dispositions of duplicative assets.

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

  The Company's information systems include larger programs that run on mainframe systems and smaller programs that reside on individual or networked personal computers. The vast majority of the systems considered by the Company to be mission-critical (vital to the successful continuance of the Company's core business activities) are mainframe-based systems. The assessment, renovation, testing, and implementation of the renovations to all mission-critical mainframe systems were completed by June 30, 1999. In addition, the Company developed an internal reporting system to track its deadlines relating to the renovation, testing, and implementation of Y2K related tasks to ensure that they were completed on schedule.

  The personal computer (PC) based systems considered to be mission-critical by management are smaller in scope than the mainframe-based systems. Mission critical PC-based systems were completely assessed, renovated and tested by June 30, 1999. All non-critical mainframe systems were complete by September 30, 1999, and all non-critical PC-based systems were complete by November 30, 1999.

  The Company's Y2K readiness is also affected by the readiness of its vendors. The Company's most significant vendors are those that provide the mainframe software that the Company uses to process its mission-critical systems. The Company has two major vendors that provide the majority of the mainframe based computer programs used in mission-critical systems. The Company confirmed with each of these vendors that they expected to be ready for the Year 2000 within mandated timeframes. The Company also contacted the remainder of its vendors to determine their compliance and developed a tracking mechanism that will provide immediate notification if a vendor does not meet a promised deadline.

  The Company also performed ongoing evaluations of the Y2K readiness of its significant customers. The results of this evaluation included responses from approximately 92% of the Company's significant customers. These customers responded to a questionnaire which asked them detailed questions regarding their Year 2000 readiness, including:

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

  The responses were directed to the customer's primary customer service contact, who reviewed their responses and then forwarded them to a specific individual responsible for coordinating all responses and assessing their impact on the Company. Responses were rated from 1 to 6, with 1 representing the most progress and 6 representing the least. Of those customers who responded, 90% have been rated as either 1 or 2. None of the responses indicated the existence of any Y2K related issues which might have a material impact on the Company. Alternative assessments were performed on a case-by-case basis for the two significant customers who did not respond to the questionnaire. These assessments included any procedures considered necessary to satisfy the Company that there were no Y2K related issues associated with these two significant customers.

  The monitoring of the Y2K readiness of these customers has continued after January 1, 2000 and could result in future increased credit risk to the Company in the event that these customers do not successfully remediate any Y2K issues that they might have. The Company has not become aware of any to date.

  The Company incurred costs to replace existing hardware and software which were capitalized and depreciated in accordance with the Company's existing accounting policy as well as maintenance and software modification costs which were expensed as incurred. A summary of costs incurred relative to Y2K follows:

                                                                  Costs incurred
                                                                     through
                                                                   December 31,
                                                                       1999
                                                                  --------------
      Software Modification......................................   $2,346,252
      Replacement of non-compliant software......................    1,047,935
      Replacement of non-compliant hardware......................      827,643
                                                                    ----------
        Total....................................................   $4,221,830
                                                                    ==========

  Of the $4.22 million in costs of Y2K compliance, approximately 80% consisted of hardware and software purchases with future utility and expanded functionality which were therefore capitalized and depreciated in accordance with the Company's existing accounting policy. The above costs do not include salaries and benefits of Company personnel or allocated costs of the Company's two major mainframe contracts as these costs would have been incurred regardless of the Y2K problem. The Company did not defer any significant information technology (IT) projects that would have had a material adverse effect on its future operations if not performed in a timely manner. Funds allocated for remediation of Year 2000 issues were not appropriated from the Company's ongoing IT budget.

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

  Through the date of this filing, the Company has not experienced any significant or moderate Y2K related problems with any of its mission critical or non-critical systems.

Results of Operations

 Comparison of Years Ended December 31, 1998 and 1997

  Net Interest Income

  For 1998, net interest income was $173.7 million, compared with $160.9 million for 1997. On a fully taxable equivalent basis, net interest income increased $12.8 million from 1997 to $176.6 million in 1998. These improvements resulted from higher levels of interest-earning assets which outpaced the decline in the net yield on those assets. Average interest-earning assets totaled $3.749 billion for 1998, up $388.6 million from the 1997 level. The taxable equivalent net yield on earning assets was 4.71% in 1998, a decrease of 17 basis points from 4.88% in 1997.

  Noninterest Income and Noninterest Expense

  Noninterest income was $66.7 million in 1998, up $11.2 million from the $55.5 million reported in 1997. Investment management income was up $1.6 million from the 1997 level, to $12.9 million, due to trends similar to those experienced in 1999. Service charges on deposit accounts increased in 1998, rising to $19.8 million from $17.2 million in the previous year. This was primarily attributable to VFSC's acquisition of Eastern Bancorp in late June 1997, in a transaction accounted for as a purchase. Net insurance commissions generated by the insurance agency acquired in May 1997 totaled $2.9 million.

  Noninterest expense totaled $152.6 million in 1998, up $16.1 million from the 1997 level. Salaries increased to $60.4 million from $52.9 million in 1997. Employee benefits increased by $852,000 to $16.6 million in 1998. The increases in salaries and benefits during 1998 were primarily attributable to the acquisition of Eastern Bancorp. Of the $8.4 million increase in salaries and benefits, $7.1 million was attributable to the inclusion of Eastern's operations for the full year of 1998 versus only six months in 1997. Other noninterest expense for 1998 totaled $44.4 million, up from $42.8 million in 1997, due primarily to the full year impact of the Eastern acquisition.

  Income Taxes

  For 1998, the Federal and state income tax provisions amounted to $29.8 million. This compares with an income tax provision of $26.1 million for 1997. The effective tax rates for 1998 and 1997 were 37.5% and 35.9%, respectively. During 1998 and 1997, the Company's statutory Federal corporate tax rate was 35%. The Company's effective tax rates differed from the statutory rates primarily because of non tax-deductible amortization of goodwill related to VFSC's acquisition of Eastern Bancorp. The higher effective rate produced by these nondeductible expenses was partially reduced by 1) the proportion of interest income from state and municipal securities and loans and corporate dividend income, which are partially exempt from Federal taxation and 2) tax credits on investments in qualified low income housing projects. The lower effective tax rate in 1997 was due to only six months worth of nondeductible goodwill amortization being included in that year because VFSC's acquisition of Eastern occurred on June 27 of that year.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             CHITTENDEN CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                             December 31,
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------
                                                            (in thousands)
                                                                     (Restated)
Assets
Cash and cash equivalents..............................  $  150,415  $  267,999
Securities available for sale..........................     649,471     990,815
FHLB and FRB stock ....................................      16,879      21,979
Mortgage loans held for sale...........................       2,926      53,684
Loans .................................................   2,895,730   2,739,289
Less: Allowance for possible loan losses ..............     (41,079)    (41,209)
                                                         ----------  ----------
  Net loans............................................   2,854,651   2,698,080
Accrued interest receivable............................      25,399      27,237
Other real estate owned................................         416       1,870
Other assets...........................................      67,499      52,664
Premises and equipment, net............................      41,052      72,263
Intangible assets......................................      18,589      69,461
                                                         ----------  ----------
  Total assets.........................................  $3,827,297  $4,256,052
                                                         ==========  ==========
Liabilities and Stockholders' Equity
Liabilities:
Deposits:
  Demand...............................................  $  532,120  $  614,729
  Savings..............................................   1,807,843   2,032,717
  Certificates of deposit less than $100,000 and other
   time deposits.......................................     649,051     834,709
  Certificates of deposit $100,000 and over............     215,084     198,090
                                                         ----------  ----------
    Total deposits.....................................   3,204,098   3,680,245
Short-term borrowings..................................     197,072     135,913
Accrued expenses and other liabilities.................      63,667      48,332
                                                         ----------  ----------
  Total liabilities....................................   3,464,837   3,864,490
Commitments and contingencies
Stockholders' equity:
Preferred stock--$100 par value--authorized: 200,000
 shares--issued and outstanding: none..................         --          --
Common stock--$1 par value--authorized: 60,000,000
 shares--issued and outstanding: 28,380,040 in 1999 and
 30,153,669 in 1998....................................      28,380      30,154
Surplus................................................     149,502     188,431
Retained earnings......................................     189,344     214,329
Treasury stock, at cost--1,808 shares in 1999 and
 2,216,599 shares in 1998..............................         (24)    (49,650)
Accumulated other comprehensive income.................      (7,018)      6,462
Directors deferred compensation to be settled in stock.       2,449       2,102
Unearned portion of employee restricted stock..........        (173)       (266)
                                                         ----------  ----------
  Total stockholders' equity...........................     362,460     391,562
                                                         ----------  ----------
  Total liabilities and stockholders' equity...........  $3,827,297  $4,256,052
                                                         ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                             CHITTENDEN CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Years Ended December 31,
                                                    ---------------------------
                                                      1999      1998     1997
                                                    --------  -------- --------
                                                    (in thousands, except per
                                                          share amounts)
                                                                 (Restated)
Interest income:
  Interest on loans................................ $233,059  $237,172 $222,470
  Interest on investment securities:
    Taxable........................................   51,505    57,167   49,630
    Tax-favored....................................    1,549     1,868    1,513
  Short-term investments...........................    2,103     3,658    2,710
                                                    --------  -------- --------
    Total interest income..........................  288,216   299,865  276,323
                                                    --------  -------- --------
Interest expense:
  Deposits:
    Savings........................................   57,875    61,969   54,689
    Time...........................................   48,489    55,499   51,447
                                                    --------  -------- --------
      Total interest on deposits...................  106,364   117,468  106,136
  Short-term borrowings............................    6,871     8,691    9,326
                                                    --------  -------- --------
    Total interest expense.........................  113,235   126,159  115,462
                                                    --------  -------- --------
Net interest income................................  174,981   173,706  160,861
Provision for possible loan losses ................    8,700     8,235    7,300
                                                    --------  -------- --------
Net interest income after provision for possible
 loan losses ......................................  166,281   165,471  153,561
                                                    --------  -------- --------
Noninterest income:
  Investment management income.....................   14,290    12,913   11,363
  Service charges on deposit accounts..............   17,534    19,785   17,172
  Mortgage servicing income .......................    3,589     3,274    4,114
  Gains on sales of mortgage loans, net............    5,254     7,734    3,584
  Credit card income, net..........................    6,248     6,114    6,069
  Insurance commissions, net.......................    2,538     2,878    1,327
  Other............................................   14,773    13,996   11,890
                                                    --------  -------- --------
    Total noninterest income.......................   64,226    66,694   55,519
                                                    --------  -------- --------
Noninterest expense:
  Salaries.........................................   58,268    60,414   52,883
  Employee benefits ...............................   16,609    16,563   15,711
  Net occupancy expense............................   23,452    25,248   21,143
  Amortization of intangibles......................    4,023     5,895    3,911
  Special charges..................................   58,472       --       --
  Other ...........................................   43,105    44,427   42,795
                                                    --------  -------- --------
    Total noninterest expense......................  203,929   152,547  136,443
                                                    --------  -------- --------
Income before income taxes ........................   26,578    79,618   72,637
Income tax expense ................................   29,074    29,840   26,105
                                                    --------  -------- --------
Net income (loss).................................. $ (2,496) $ 49,778 $ 46,532
                                                    ========  ======== ========
Basic earnings (loss) per share.................... $  (0.09) $   1.76 $   1.73
Diluted earnings (loss) per share..................    (0.09)     1.73     1.70
Dividends per share................................     0.81      0.69     0.95
Weighted average common shares outstanding.........   28,172    28,323   26,858
Weighted average common and common equivalent
 shares outstanding................................   28,636    28,830   27,327

  The accompanying notes are an integral part of these consolidated financial statements.

                             CHITTENDEN CORPORATION
  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE
                                     INCOME
                   Years ended December 31, 1999, 1998, 1997
                                 (In thousands)

                                                                                         Accum-                Unearned
                                                                                         ulated    Director's Portion of  Total
                                       Comp-                                           Other Comp-  Deferred   Employee   Stock-
                                     rehensive  Common             Retained  Treasury   rehensive    Comp-    Restricted holders'
                                      Income     Stock   Surplus   Earnings   Stock      Income      Stock      Stock     Equity
                                     ---------  -------  --------  --------  --------  ----------- ---------- ---------- --------
Balance at December 31, 1996, as
 previously stated in the 1998 Form
 10-K..........................                 $15,848  $ 71,537  $ 92,039  $(4,770)    $  (208)    $1,401     $ (45)   $175,802
Adjustments for the Vermont
 Financial Services Corp.
 pooling of interests..........                  10,085    39,510    71,151       --      (1,029)        --        --     119,717
                                                -------  --------  --------  -------     -------     ------     -----    --------
Balance at December 31, 1996,
 as restated ..................                  25,933   111,047   163,190   (4,770)     (1,237)     1,401       (45)    295,519
Comprehensive Income:
Net income (loss)..............      $ 46,532        --        --    46,532       --          --         --        --      46,532
 Total Other Comprehensive
  Income
  (Note 8).....................         5,064        --        --        --       --       5,064         --        --       5,064
                                     --------
 Total Comprehensive Income....      $ 51,596
                                     ========
Cash dividends declared ($0.95
 per share)....................                      --        --   (25,607)      --          --         --        --     (25,607)
Shares issued/forfeited under
 various stock plans, net......                     669    11,464        --      642          --        (58)     (444)     12,273
Issuance of 3,742,264 shares in
 merger transaction............                   3,742    68,621        --       --          --         --        --      72,363
Retirement of 244,364 shares
 related to dissenting WMBS
 shareholder suit..............                   (244)   (2,782)        --       --          --         --        --     (3,026)
Amortization of deferred
 compensation for restricted
 stock earned..................                      --        --        --       --          --         --        77          77
Directors compensation
 deferred......................                      --        --        --       --          --        434        --         434
Purchase of treasury stock.....                      --        --        --  (25,956)         --         --        --     (25,956)
Cash paid for fractional
 shares........................                      --       (27)       --       --          --         --        --         (27)
                                                -------  --------  --------  -------     -------     ------     -----    --------
Balance at December 31, 1997...                  30,100   188,323   184,115  (30,084)      3,827      1,777      (412)    377,646
Comprehensive Income:
Net income (loss)..............      $ 49,778        --        --    49,778       --          --         --        --      49,778
 Total Other Comprehensive
  Income (Note 8)..............         2,635        --        --        --       --       2,635         --        --       2,635
                                     --------
 Total Comprehensive Income....      $ 52,413
                                     ========
Cash dividends declared ($0.69
 per share)....................                      --        --   (19,564)      --          --         --        --     (19,564)
Shares issued/forfeited under
 various stock plans, net......                      54       201        --    2,993          --       (143)       42       3,147
Amortization of deferred
 compensation for restricted
 stock earned..................                      --        --        --       --          --         --       104         104
Directors compensation
 deferred......................                      --        --        --       --          --        468        --         468
Purchase of treasury stock.....                      --        --        --  (22,559)         --         --        --     (22,559)
Cost associated with listing on
 NYSE, net of tax..............                      --       (93)       --       --          --         --        --         (93)
                                                -------  --------  --------  -------     -------     ------     -----    --------
Balance at December 31, 1998...                  30,154   188,431   214,329  (49,650)      6,462      2,102      (266)    391,562
Comprehensive Income:
Net income (loss)..............      $ (2,496)       --        --    (2,496)      --          --         --        --      (2,496)
 Total Other Comprehensive
  Income (Note 8)..............       (13,480)       --        --        --       --     (13,480)        --        --     (13,480)
                                     --------
 Total Comprehensive Income....      $(15,976)
                                     ========
Cash dividends declared ($0.81
 per share)....................                      --        --   (22,815)      --          --         --        --     (22,815)
Shares issued/forfeited under
 various stock plans, net......                     187     2,523       326    6,250          --        (68)       --       9,218
Amortization of deferred
 compensation for restricted
 stock earned..................                      --        --        --       --          --         --        93          93
Directors compensation
 deferred......................                      --        --        --       --          --        415        --         415
Cash paid for fractional
 shares........................                      --       (37)       --       --          --         --        --         (37)
Treasury stock retired in
 connection with acquisition of
 VFSC..........................                  (1,961)  (41,415)       --   43,376          --         --        --          --
                                                -------  --------  --------  -------     -------     ------     -----    --------
Balance at December 31, 1999...                 $28,380  $149,502  $189,344  $   (24)    $(7,018)    $2,449     $(173)   $362,460
                                                =======  ========  ========  =======     =======     ======     =====    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             CHITTENDEN CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Years Ended December 31,
                                               -------------------------------
                                                 1999       1998       1997
                                               ---------  ---------  ---------
                                                      (in thousands)
Cash flows from operating activities:                          (Restated)
 Net income (loss)............................ $  (2,496) $  49,778  $  46,532
 Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
   Provision for possible loan losses.........     8,700      8,235      7,300
   Depreciation and amortization..............     8,780     10,797      8,459
   Amortization of intangible assets .........     4,023      5,895      3,911
   Accretion (amortization) of premiums, fees,
    and discounts, net........................    (1,696)     3,473     (3,333)
   Merger related expenses ...................    49,866         --         --
   Write-off of impaired intangible assets ...    21,129         --         --
   Gain on branch sales ......................   (12,524)        --         --
   Investment securities (gains) losses.......        --       (785)      (741)
   Deferred (prepaid) income taxes............   (18,344)    (3,678)     5,567
   Loans originated and purchased for sale ...  (330,832)  (695,778)  (311,217)
   Proceeds from sales of loans ..............   386,844    679,033    320,678
   Gains on sales of loans ...................    (5,254)    (7,734)    (3,584)
 Changes in assets and liabilities, net of
  effect from purchase of acquired companies:
   Accrued interest receivable................     1,838      1,964      5,240
   Other assets...............................    (5,650)    19,760    (19,709)
   Accrued expenses and other liabilities.....     5,615      3,625      7,644
                                               ---------  ---------  ---------
     Net cash provided by operating activities
      ........................................   109,999     74,585     66,747
                                               ---------  ---------  ---------
Cash flows from investing activities:
 Net cash acquired in relation to
  acquisitions................................        --         --     14,540
 Net cash used in branch divestitures.........  (265,142)        --         --
 Proceeds from sale of Federal Home Loan Bank
  stock ......................................     5,100         --         --
 Proceeds from sales of securities available
  for sale....................................   109,394     52,984    301,737
 Proceeds from maturing securities and
  principal payments on securities available
  for sale....................................   922,556    636,831    313,668
 Purchases of securities available for sale...  (711,153)  (815,700)  (581,901)
 Proceeds from sales of securities held for
  investment..................................        --         --      6,843
 Proceeds from principal payments on
  securities held for investment..............        --         --      6,960
 Purchases of securities held for investment..        --         --       (199)
 Loans originated, net of principal
  repayments .................................  (292,433)   (59,493)   (30,221)
 Purchases of premises and equipment..........    (9,715)   (10,636)   (17,635)
                                               ---------  ---------  ---------
     Net cash provided by (used in) investing
      activities..............................  (241,393)  (196,014)    13,792
                                               ---------  ---------  ---------
Cash flows from financing activities:
 Net increase (decrease) in deposits..........   (33,980)   240,552    (43,668)
 Net increase (decrease) in short-term
  borrowings .................................    61,158    (64,930)   (30,966)
 Cash paid to list on New York Stock
  Exchange, net of taxes .....................        --        (93)        --
 Cash paid for fractional shares .............       (37)        --        (27)
 Proceeds from issuance of treasury and
  common stock................................     9,484      2,491     11,858
 Dividends on common stock....................   (22,815)   (19,564)   (25,607)
 Repurchase of common stock...................        --    (22,559)   (25,956)
 Retirement of shares related to dissenting
  WMBS shareholder suit.......................        --         --     (3,026)
                                               ---------  ---------  ---------
     Net cash provided by (used in) financing
      activities..............................    13,810    135,897   (117,392)
                                               ---------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents..................................  (117,584)    14,468    (36,853)
Cash and cash equivalents at beginning of
 year.........................................   267,999    253,531    290,384
                                               ---------  ---------  ---------
Cash and cash equivalents at end of year...... $ 150,415  $ 267,999  $ 253,531
                                               =========  =========  =========
Supplemental disclosure of cash flow
 information:
 Cash paid during the year for:
   Interest................................... $ 114,340  $ 120,174  $ 114,640
   Income taxes...............................    18,160     18,197     16,847
 Non-cash investing and financing activities:
   Securities transferred from held for
    investment to held for sale...............        --      1,124     21,920
   Loans transferred to other real estate
    owned ....................................     1,066      2,551      4,713
   Issuance of treasury and restricted stock..        52         --        502
 Assets acquired and liabilities assumed
  through acquisitions:
   Fair value of assets acquired .............        --         --  $ 865,937
   Liabilities assumed .......................        --         --   (761,906)
   Stock issued...............................        --         --    (72,363)
   Debt issued................................        --         --     (3,700)
                                               ---------  ---------  ---------
   Cash paid .................................        --         --  $  27,968
                                               =========  =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                            CHITTENDEN CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Summary of Significant Accounting Policies

 Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of Chittenden Corporation (the "Company") and its subsidiaries: Chittenden Trust Company (CTC), and its subsidiaries The Pomerleau Agency (Pomerleau) and Chittenden Securities, Inc. (CSI); Vermont National Bank (VNB); The Bank of Western Massachusetts (BWM); Flagship Bank & Trust Company (FBT); and Chittenden Connecticut Corporation (CCC). (CTC, VNB, BWM, and FBT are collectively referred to as the "Banks.") All material intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year balances to conform with the current year presentation. All applicable prior-period amounts included in these financial statements have been restated to reflect the May 28, 1999 acquisition of Vermont Financial Services Corp. (VFSC) in a transaction accounted for as a pooling of interests. Refer to Note 2 for a further discussion of this acquisition.

 Nature of Operations

  CTC operates thirty-six branches throughout the state of Vermont; VNB operates 36 branches in Vermont and New Hampshire; BWM operates 11 branches in the western Massachusetts area and FBT operates seven branches in the greater Worcester, Massachusetts area. The Banks' primary business is providing loans, deposits, and other banking services to commercial, individual, and public sector customers. CCC is a mortgage banking operation with offices in Brattleboro, Vermont, Lexington, Massachusetts and Southbury, Connecticut. The Pomerleau Agency is an independent insurance agency with offices in Waterbury and Burlington, Vermont. Chittenden Securities, Inc. is a registered broker/dealer providing brokerage services to its customers through existing branch locations in Vermont, Massachusetts and New Hampshire.

 Use of Estimates in the preparation of Financial Statements

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, and deferred tax assets.

 Securities

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

                            CHITTENDEN CORPORATION

  Interest on loans is included in income as earned based upon interest rates applied to unpaid principal. Interest is not accrued on loans 90 days or more past due unless they are adequately secured and in the process of collection, or on other loans when management believes collection is doubtful. All loans considered impaired (except troubled debt restructurings), as defined below, are nonaccruing. Interest on nonaccruing loans is recognized as payments are received when the ultimate collectibility of interest is no longer considered doubtful. When a loan is placed on nonaccrual status, all interest previously accrued is reversed against current-period interest income.

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

  A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate. In the case of collateral dependent loans, impairment may be measured based on the fair value of the collateral. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

 Loan Origination and Commitment Fees

  Loan origination and commitment fees, and certain loan origination costs, are deferred and amortized over the contractual term of the related loans as yield adjustments using primarily the level-yield method. When loans are sold or paid off, the unamortized net fees and costs are recognized in income. Net deferred loan fees amounted to $4,889,000 and $2,925,000 at December 31, 1999 and 1998, respectively.

 Mortgage Servicing Rights

  Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

                            CHITTENDEN CORPORATION

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

 Other Real Estate Owned

  Collateral acquired through foreclosure ("Other Real Estate Owned" or "OREO") is recorded at the lower of the carrying amount of the loan or the fair value of the property, less estimated costs to sell, at the time of acquisition. Net operating income or expense related to OREO is included in noninterest expense in the accompanying consolidated statements of operations.

 Intangible Assets

  Intangible assets include the excess of the purchase price over the fair value of net assets acquired (goodwill) in the acquisitions of Eastern Bancorp, BWM and Pomerleau, as well as a core deposit intangible related to BWM and the acquisition of certain trust business by VNB. Goodwill is being amortized on a straight-line basis over 15 years. The core deposit intangible is being amortized on an accelerated basis over 10 years. The Company periodically evaluates intangible assets for impairment on the basis of whether these assets are fully recoverable from projected, undiscounted net cash flows of the related acquired entity.

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

                            CHITTENDEN CORPORATION

 Trust

  Trust administered assets of approximately $4.8 billion and $4.6 billion at December 31, 1999 and 1998, respectively, held by the Banks in a fiduciary or agency capacity for customers, are not included in the accompanying consolidated balance sheets as they are not assets of the Company. Trust income is recorded on the cash basis (which approximates the accrual basis) in accordance with industry practice.

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

 Stock-Based Compensation

  Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has provided Pro Forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method had been applied. The Pro Forma disclosures include effects of all awards granted on or after January 1, 1995. (See Note 9)

 Pensions

  Effective January 1, 1998, The Company adopted SFAS No. 132, Employers Disclosures about Pensions and Other Postretirement Benefits--an amendment to FASB Statements No. 87, 88, and 106. This statement revises employer's disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans but standardizes the disclosure requirements. This statement requires restatement for disclosures for earlier periods as well. The adoption of SFAS 132 did not have a material effect on the Company's financial position or results of operations, but did affect the disclosure of employee benefits expenses presented in Note 10.

 Recently Adopted Accounting Policies

  Effective January 1, 1999, the Company adopted SFAS No. 134, Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. This statement requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. SFAS No. 134 did not have a material impact on the Company's financial position or results of operations.

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

                            CHITTENDEN CORPORATION

  As of January 1, 1999, the Company adopted Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 requires all costs associated with pre-opening, pre-operating and organization activities to be expensed as incurred. The adoption of SOP 98-5 did not have a material impact on the Company's financial position or results of operations.

 Reclassificatons

  Certain amounts in the 1999 and 1998 financial statements have been reclassified to be consistent with current year presentation.

Note 2 Acquisitions And Divestitures

 Vermont Financial Services Corporation

  On May 28, 1999, the Company acquired Vermont Financial Services Corp. of Brattleboro, Vermont for stock. VFSC's subsidiary banks included Vermont National Bank, headquartered in Brattleboro, Vermont and United Bank, headquartered in Greenfield, Massachusetts. Under the agreement, VFSC shareholders received 1.07 shares of Chittenden Corporation common stock for each share of VFSC stock. Total shares outstanding of Chittenden Corporation stock increased by approximately 14 million shares as a result of the acquisition. Based on the closing price of Chittenden stock as of May 28, 1999, the market value of the shares exchanged totaled $387.2 million. The acquisition was accounted for as a pooling of interests. Accordingly, the consolidated financial statements for the periods presented have been restated to include VFSC.

  Total revenue, income before taxes, net income, and earnings per share data of the separate companies for the periods preceding the acquisition were:

                             For the Three Months             For the Year                  For the Year
                             Ended March 31, 1999        Ended December 31, 1998      Ended December 31, 1997
                         ---------------------------- ----------------------------- ----------------------------
                         Chittenden                   Chittenden                    Chittenden
                         Corporation  VFSC   Combined Corporation   VFSC   Combined Corporation  VFSC   Combined
                         ----------- ------- -------- ----------- -------- -------- ----------- ------- --------
Total Revenue...........   $30,673   $28,654 $59,327   $123,405   $116,995 $240,400  $118,729   $97,651 $216,380
Income before Income
 Taxes..................    11,072     7,722  18,794     46,538     33,080   79,618    44,732    27,905   72,637
Net Income..............     7,495     4,424  11,919     30,665     19,113   49,778    29,406    17,126   46,532
Diluted Earnings Per
 Share..................   $  0.52   $  0.34 $  0.42   $   2.09   $   1.45 $   1.73  $   1.94   $  1.51 $   1.70

  Special charges of $58.5 million (pre-tax) were recorded during 1999 related to the VFSC transaction. These charges included merger related expenses of $49.9 million, and $21.1 million related to the write-off of impaired goodwill, less a net gain of $12.5 million from branch sales (see below). The merger related expenses included asset disposal write-downs of $23.9 million, and conversion, severance and transaction costs, such as legal, advisory and accounting fees which totaled $26.0 million. The impaired goodwill, which related to VFSC's purchase of Eastern Bancorp, was written-off as a result of divestitures required by the U.S. Department of Justice and the Federal Reserve. On an after-tax basis, special charges amounted to $57.4 million in 1999. Included in accrued expenses and other liabilities at December 31, 1999, are merger related expenses totaling $9.6 million which will be paid in future periods.

                            CHITTENDEN CORPORATION

  The change in accrued merger related expenses at December 31, 1999 is summarized below:

                         Original Accrual
                              As of             Less:        Accrual Balance as
                           May 28, 1999   Cash Transactions of December 31, 1999
                         ---------------- ----------------- --------------------
Compensation and
 Benefits...............     $10,030           $ 2,072             $7,958
System Conversion.......       8,278             6,614              1,664
Legal and Professional..       7,109             7,109                --
Other...................         587               571                 16
                             -------           -------             ------
  Total.................     $26,004           $16,366             $9,638
                             =======           =======             ======

  As noted above, the Company recognized a net $12.5 million gain on branch sales in 1999. One of the conditions of regulatory approval of the VFSC transaction was the divestiture of eighteen VNB branches. Seventeen of the required divestitures were completed in 1999. The final branch divestiture is scheduled to be completed in March 2000. Divested in the sale of the seventeen branches were $127.6 million in loans, $442.2 million in deposits and $8.3 million in fixed assets. Total cash transferred to the buyers was $265.1 million. To fund the cash transferred, $70 million in securities available for sale were sold at a loss of $1.2 million, which was netted in the $12.5 million gain on the branch sales.

The Pomerleau Agency

  On May 31, 1997, CTC acquired certain assets and assumed certain liabilities of Pomerleau. This transaction was accounted for as a purchase and, accordingly, all results of operations subsequent to the transaction have been included in the Company's consolidated statement of operations. The purchase price was allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired has been recorded as goodwill. The impact of the acquisition was not material to consolidated operations and therefore, pro forma disclosures have been omitted.

Note 3 Securities

  Investment securities at December 31, 1999 and 1998 are as follows:

                                       Amortized Unrealized Unrealized   Fair
                                         Cost      Gains      Losses    Value
                                       --------- ---------- ---------- --------
1999                                                (in thousands)
Securities available for sale:
  U.S. Treasury securities............ $ 18,946     $  8     $    (12) $ 18,942
  U.S. government agency obligations..  235,326       70       (4,917)  230,479
  Obligations of states and political
   subdivisions.......................    8,345       25          (73)    8,297
  Mortgage-backed securities..........  200,414      218       (3,036)  197,596
  Corporate bonds and notes...........  196,402       47       (3,241)  193,208
  Other debt securities...............      642      --           --        642
  Marketable equity securities........      274       40           (7)      307
                                       --------     ----     --------  --------
Total securities available for sale... $660,349     $408     $(11,286) $649,471
                                       ========     ====     ========  ========

                            CHITTENDEN CORPORATION

                                       Amortized Unrealized Unrealized   Fair
                                         Cost      Gains      Losses    Value
                                       --------- ---------- ---------- --------
1998                                                (in thousands)
Securities available for sale:
  U.S. Treasury securities............ $ 52,870   $   649        --    $ 53,519
  U.S. government agency obligations..  384,922     3,812       (300)   388,434
  Obligations of states and political
   subdivisions.......................    7,968       166        (11)     8,123
  Mortgage-backed securities..........  286,084     3,438       (436)   289,086
  Corporate bonds and notes...........  213,330     3,352       (112)   216,570
  Government bond mutual funds........    9,526       --        (526)     9,000
  Other debt securities...............      142       --         --         142
  Marketable equity securities........   25,840       102         (1)    25,941
                                       --------   -------    -------   --------
Total securities available for sale... $980,682   $11,519    $(1,386)  $990,815
                                       ========   =======    =======   ========

  Proceeds from sales of debt securities amounted to $109,394,000, $52,984,000 and $301,737,000 in 1999, 1998, and 1997, respectively. Realized losses on sales of debt securities were $1,148,000, $96,000 and $2,047,000 in 1999, 1998 and 1997, respectively. Realized losses in 1999 were netted against the gain on sale of branches, since all investment sales were to fund cash transferred to the acquirors. Realized gains on sales of debt securities were $881,000 and $2,732,000 in 1998 and 1997, respectively. During 1997, the Company sold government bond mutual funds at a loss of $58,000 and marketable equity securities for gains of $114,000.

  The market value of securities pledged to secure U.S. Treasury borrowings, public deposits, securities sold under agreements to repurchase, and for other purposes required by law, amounted to $316,303,000 and $253,072,000 at December 31, 1999 and 1998, respectively.

  The following table shows the maturity distribution of the amortized cost of the Company's investment securities at December 31, 1999, with comparative totals for 1998. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations:

                                  After One  After Five After
                          Within  But Within But Within  Ten   No Fixed
                         One Year Five Years Ten Years  Years  Maturity  Total
                         -------- ---------- ---------- ------ -------- --------
                                             (in thousands)
Investment securities:
  U.S. Treasury
   securities........... $ 14,448  $  4,498   $   --    $  --   $  --   $ 18,946
  U.S. government agency
   obligations..........    2,522   217,811    14,993      --      --    235,326
  Obligations of states
   and political
   subdivisions.........    2,216     4,939     1,120       70     --      8,345
  Mortgage-backed
   securities (1).......   53,386   131,227    14,448    1,353     --    200,414
  Corporate bonds and
   notes................   18,083   176,164     1,147    1,008     --    196,402
  Other debt securities.       10       580        52      --      --        642
  Marketable equity
   securities...........      --        --        --       --      274       274
                         --------  --------   -------   ------  ------  --------
Total investment
 securities............. $ 90,665  $535,219   $31,760   $2,431  $  274  $660,349
                         ========  ========   =======   ======  ======  ========
Comparative totals for
 1998................... $309,551  $632,662   $28,359   $  244  $9,866  $980,682

--------
(1) Maturities of mortgage-backed securities are based on contractual payments and estimated mortgage loan prepayments.

                            CHITTENDEN CORPORATION

  The following table shows the maturity distribution of the fair value of the Company's investment securities at December 31, 1999, with comparative totals for 1998. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations:

                                  After One  After Five After
                          Within  But Within But Within  Ten   No Fixed
                         One Year Five Years Ten Years  Years  Maturity  Total
                         -------- ---------- ---------- ------ -------- --------
                                             (in thousands)
Investment securities:
  U.S. Treasury
   securities........... $ 14,451  $  4,491   $   --    $  --   $  --   $ 18,942
  U.S. government agency
   obligations..........    2,516   213,301    14,662      --      --    230,479
  Obligations of states
   and political
   subdivisions.........    2,226     4,927     1,074       70     --      8,297
  Mortgage-backed
   securities (1).......   52,633   129,384    14,245    1,334     --    197,596
  Corporate bonds and
   notes................   18,057   173,070     1,100      981     --    193,208
  Other debt securities.       10       580        52      --      --        642
  Marketable equity
   securities...........      --        --        --       --      307       307
                         --------  --------   -------   ------  ------  --------
Total investment
 securities............. $ 89,893  $525,753   $31,133   $2,385  $  307  $649,471
                         ========  ========   =======   ======  ======  ========
Comparative totals for
 1998................... $310,861  $641,510   $28,757   $  246  $9,441  $990,815

--------
(1) Maturities of mortgage-backed securities are based on contractual repayments and estimated mortgage loan prepayments.

Note 4 Loans

  Major classifications of loans at December 31, 1999 and 1998 are as follows:

                                                            1999        1998
                                                         ----------  ----------
                                                            (in thousands)
Commercial.............................................. $  585,268  $  580,474
Real estate:
  Residential...........................................    915,081     938,638
  Commercial............................................    641,660     574,178
  Construction..........................................     55,329      68,133
                                                         ----------  ----------
    Total real estate...................................  1,612,070   1,580,949
Home equity.............................................    152,382     162,979
Consumer................................................    411,043     307,829
Lease financing.........................................    134,967     107,058
                                                         ----------  ----------
  Total gross loans.....................................  2,895,730   2,739,289
Allowance for possible loan losses......................    (41,079)    (41,209)
                                                         ----------  ----------
Net loans............................................... $2,854,651  $2,698,080
                                                         ==========  ==========
Mortgage loans held for sale............................ $    2,926  $   53,684
                                                         ==========  ==========

  Lease financing receivable includes the estimated residual value of leased vehicles of approximately $84,745,000 and $ 68,516,000 at December 31, 1999 and 1998, respectively, and is net of unearned interest income of approximately $21,826,000 and $17,134,000 at those dates.

                            CHITTENDEN CORPORATION

  Lending activities of CTC and VNB are conducted primarily in Vermont and New Hampshire, with additional activity relating to nearby trading areas in Quebec, New York, Maine, and Connecticut. BWM's lending activities are conducted primarily in the western Massachusetts area while FBT's lending activities are conducted primarily in the greater Worcester, Massachusetts area. The Banks make single-family and multi-family residential loans, commercial real estate loans, commercial loans, and a variety of consumer loans. In addition, the Banks make loans for the construction of residential homes, multi-family and commercial properties, and for land development. The ability and willingness of the Banks' borrowers to honor their repayment commitments are impacted by many factors, including the level of overall economic activity within the borrowers' geographic areas.

  Changes in the allowance for possible loan losses are summarized as follows:

                           1999      1998      1997
                         --------  --------  --------
                               (in thousands)
Balance at beginning of
 year................... $ 41,209  $ 45,664  $ 41,743
Provision for possible
 loan losses............    8,700     8,235     7,300
Loan recoveries.........    4,586     5,001     4,075
Loans charged off.......  (13,416)  (17,691)  (14,942)
                         --------  --------  --------
Addition of Eastern's
 Allowance..............      --        --      7,488
                         --------  --------  --------  --- ---
Balance at end of year.. $ 41,079  $ 41,209  $ 45,664
                         ========  ========  ========  ===

  The principal amount of loans on nonaccrual status was $9,172,000 and $17,865,000 at December 31, 1999 and 1998, respectively. Loans whose terms have been substantially modified in troubled debt restructurings amounted to $767,000 at December 31, 1997. There were no such loans at December 31, 1999 and 1998. At December 31, 1999, the Banks were not committed to lend any additional funds to borrowers with loans whose terms have been restructured.

  The amount of interest which was not earned but which would have been earned had the nonaccrual and restructured loans performed in accordance with their original terms and conditions was as follows:

                                                             1999   1998   1997
                                                            ------ ------ ------
                                                               (in thousands)
Interest income in accordance with original loan terms..... $1,365 $2,467 $2,506
Interest income recognized.................................    454  1,226  1,470
                                                            ------ ------ ------
Reduction in interest income............................... $  911 $1,241 $1,036
                                                            ====== ====== ======

  At December 31, 1999, the recorded investment in loans that are considered to be impaired under SFAS 114 was $4,049,000 (all such loans, except troubled debt restructurings, were on a nonaccrual basis). Included in this amount is $2,100,000 of impaired loans for which the related allowance for possible loan losses is $637,000 and $1,949,000 of impaired loans for which no specific allowance for possible loan losses has been allocated. The average recorded investment in impaired loans during the year ended December 31, 1999 was approximately $4,412,000. For the year ended December 31, 1999, interest income on impaired loans totaled $58,000, all of which was recognized on a cash basis.

  Residential mortgage loans serviced for others, which are not reflected in the consolidated balance sheets, totaled approximately $2.079 billion and $2.124 billion at December 31, 1999 and 1998, respectively. No recourse provisions exist in connection with such servicing.

                            CHITTENDEN CORPORATION

  The following table is a summary of activity for mortgage servicing rights purchased and originated for three years ended December 31, 1999:

                                                   Purchased Originated  Total
                                                   --------- ---------- -------
                                                          (in thousands)
Balance at December 31, 1996......................  $1,836    $ 3,923   $ 5,759
  Additions.......................................   4,229      2,280     6,509
  Amortization....................................    (580)    (1,019)   (1,599)
                                                    ------    -------   -------
Balance at December 31, 1997......................   5,485      5,184    10,669
  Additions.......................................     --       5,147     5,147
  Amortization....................................    (696)    (1,948)   (2,644)
                                                    ------    -------   -------
Balance at December 31, 1998......................   4,789      8,383    13,172
  Additions.......................................     --       3,259     3,259
  Amortization....................................    (598)    (1,590)   (2,188)
                                                    ------    -------   -------
Balance at December 31, 1999......................  $4,191    $10,052   $14,243
                                                    ======    =======   =======

  SFAS 125 requires enterprises to measure the impairment of servicing rights based on the difference between the carrying amount of the servicing rights and current fair value. At December 31, 1999 no allowance for impairment in the Company's mortgage servicing rights was necessary. Impairment of mortgage servicing rights of $219,000 was recorded in 1998.

Note 5 Premises and Equipment

  Premises and equipment at December 31, 1999 and 1998 are summarized as follows:

                                                             Estimated Original
                                           1999      1998       Useful Lives
                                         --------  --------  ------------------
                                          (in thousands)
Land.................................... $  6,716  $  8,051             --
Buildings and improvements..............   32,837    36,601     25-50 years
Leasehold improvements..................   22,431    25,008      2-50 years
Furniture and equipment.................   45,307    65,730      3-15 years
Construction in progress................    4,681     2,592             --
                                         --------  --------
                                          111,972   137,982
Accumulated depreciation and
 amortization...........................  (70,920)  (65,719)
                                         --------  --------
                                         $ 41,052  $ 72,263
                                         ========  ========

  The Company is obligated under various noncancelable operating leases for premises and equipment expiring in various years through the year 2021. Total lease expense, less income from subleases, amounted to approximately $4,694,000, $4,546,000 and $3,311,000 in 1999, 1998, and 1997, respectively.

                            CHITTENDEN CORPORATION

  Future minimum rental commitments for noncancelable operating leases on premises and equipment with initial or remaining terms of one year or more at December 31, 1999 are as follows:

Year                                                           Lease Obligations
----                                                           -----------------
                                                                (in thousands)
2000..........................................................      $ 3,945
2001 .........................................................        3,021
2002 .........................................................        2,306
2003 .........................................................        1,909
2004 .........................................................        1,642
Thereafter....................................................        8,475
                                                                    -------
Total minimum lease payments..................................      $21,298
                                                                    =======

Note 6 Borrowings

  Borrowings at December 31, 1999 and 1998 consist of the following:

                                                                 1999     1998
                                                               -------- --------
                                                                (in thousands)
Federal funds purchased, rate 5.50%, maturing January 3,
 2000........................................................  $  1,000 $    --
Federal funds purchased, rate 5.25%, maturing January 4,
 1999........................................................       --     1,000
Securities sold under agreements to repurchase:
  Due through January 3, 2000, weighted average rate of
   9.20%.....................................................    10,000      --
  Due through January 4, 1999, weighted average rate of
   9.20%.....................................................        --   10,000
  Securities sold under agreements to repurchase.............    80,115   83,815
U.S. Treasury borrowings, 4.54% in 1999 and 4.12% in 1998,
 due on demand...............................................    35,149   11,932
Note Payable, 7.74% in 1999 and 8.04% in 1998, due January 1,
 2015........................................................       205      190
Note Payable, 5.75% in 1999 and 5.90% in 1998, due on June 1,
 2001........................................................       381      642
FHLB Advances:
  Affordable Housing Program, 5.15% in 1999 and 5.09% in
   1998, due
   on May 29, 2018...........................................       337      343
  Maturing February 2, 1999 @ 5.50%..........................       --     5,000
  Maturing January 3, 2000 @ 4.19%...........................    10,000      --
  Maturing May 3, 2000 @ 5.82%...............................    40,000      --
  Maturing February 2, 2001 @ 5.88%..........................     5,000    5,000
  Maturing February 27, 2003 @ 5.77%.........................    11,925   11,925
  Maturing August 6, 2007 @ 6.42%............................       --       363
  Maturing September 21, 2007 @ 6.53%........................       --        35
  Maturing April 19, 2011 @ 3.50%............................     1,671    1,709
  Maturing August 1, 2011 @ 5.00%............................       560      560
  Maturing October 29, 2013 @ 5.50%..........................        32       32
  Maturing April 2, 2013 @ 5.50%.............................       586      586
  Maturing October 20, 2014 @8.24%...........................       --       587
  Maturing May 1, 2014 @ 6.29%...............................       --       201
  Maturing May 6, 2014 @ 7.61%...............................       --       507
  Maturing August 19, 2016 @ 5.50%...........................       --       279
  Maturing January 30, 2017 @ 7.27%..........................       --       602
Capital Lease Obligation.....................................       111      605
                                                               -------- --------
Total Borrowings:............................................  $197,072 $135,913
                                                               ======== ========

                            CHITTENDEN CORPORATION

  Short-term borrowings, excluding repurchase agreements, are collateralized by U.S. Treasury and agency securities, mortgage-backed securities, corporate notes, and residential mortgage loans. These assets had a carrying value and a market value of $130,067,000 and $127,565,000 respectively, at December 31, 1999, and $109,380,000 and $110,824,000, respectively, at December 31, 1998.

  The following information relates to securities sold under agreements to repurchase:

                                                       1999     1998     1997
                                                      -------  -------  -------
                                                          (in thousands)
Average balance outstanding during the year.......... $89,583  $83,744  $83,427
Average interest rate during the year................    4.85%    5.38%    5.32%
Maximum amount outstanding at any month-end.......... $99,995  $95,278  $98,509

  The following information relates to U.S. Treasury borrowings:

                                                       1999     1998     1997
                                                      -------  -------  -------
                                                          (in thousands)
Average balance outstanding during the year.......... $13,138  $20,753  $22,442
Average interest rate during the year................    4.73%    5.19%    5.28%
Maximum amount outstanding at any month-end.......... $37,369  $60,295  $62,381

  The following information relates to FHLB borrowings:

                                                       1999     1998     1997
                                                      -------  -------  -------
                                                          (in thousands)
Average balance outstanding during the year.......... $29,663  $47,663  $39,333
Average interest rate during the year................    5.82%    5.81%    5.46%
Maximum amount outstanding at any month-end.......... $96,865  $69,403  $94,344

Note 7 Income Taxes

  Income tax expense consists of the following:

                                                       1999     1998     1997
                                                      -------  -------  -------
                                                          (in thousands)
Current payable
  Federal............................................ $33,785  $26,168  $17,565
  State..............................................   4,184    4,215    2,973
                                                      -------  -------  -------
                                                       37,969   30,383   20,538
Deferred (prepaid)
  Federal............................................  (8,548)    (847)   5,725
  State..............................................    (347)     304     (158)
                                                      -------  -------  -------
                                                       (8,895)    (543)   5,567
                                                      -------  -------  -------
Income tax expense................................... $29,074  $29,840  $26,105
                                                      =======  =======  =======

  Current income taxes receivable, included in other assets, were $43,000 and $2,305,000, at December 31, 1999 and 1998, respectively. Current income taxes payable, included in accrued expenses and other liabilities, was $17,502,000 and $298,000 at December 31, 1999 and 1998, respectively.

  The State of Vermont assesses a franchise tax for banks in lieu of a bank income tax. The franchise tax, assessed based on deposits, amounted to approximately $2,975,000, $3,063,000, and $1,663,000 in 1999, 1998,

                            CHITTENDEN CORPORATION
and 1997, respectively. These amounts are included in income tax expense in the accompanying consolidated statements of operations. The Company is also taxed on income in the other states in which it operates.

  The following is a reconciliation of the provision for Federal income taxes, calculated at the statutory rate, to the recorded income tax expense:

                                                      1999     1998     1997
                                                     -------  -------  -------
                                                         (in thousands)
Computed tax at statutory Federal rate.............. $ 9,331  $27,297  $25,155
Increase (decrease) in taxes from:
  Amortization of intangible assets (1).............  17,223    1,684    1,041
  Tax-exempt interest, net..........................  (1,638)  (1,411)  (1,617)
  Dividends received deduction......................    (315)    (354)    (187)
  Merger expenses...................................   1,599      --       --
  State taxes, net of Federal tax benefit...........   2,494    3,380    2,203
  Other, net........................................     380     (756)   ( 490)
                                                     -------  -------  -------
    Total........................................... $29,074  $29,840  $26,105
                                                     =======  =======  =======
Effective income tax rate...........................   109.7%    37.5%    35.9%
Effective income tax rate excluding the effect of
 special provision and benefit......................    35.4%    37.5%    35.9%

--------
(1) The goodwill arising from the acquisition of Eastern Bancorp was not tax deductible and therefore appears as a non-deductible item.

  The components of the net deferred tax asset (liability) at December 31, 1999 and 1998 are as follows:

                                                               1999      1998
                                                             --------  --------
                                                              (in thousands)
Allowance for possible loan losses.......................... $ 15,080  $ 14,701
Deferred compensation and pension...........................    4,773     5,614
Other real estate owned writedowns..........................      164        34
Depreciation................................................   10,651    (2,364)
Accrued liabilities.........................................    1,118     1,398
Unrealized (gain) loss on securities available for sale.....    3,967    (3,606)
Basis differences, purchase accounting......................    1,167       174
Core deposit intangible.....................................     (959)   (1,152)
Lease financing.............................................  (12,644)  (11,044)
Mortgage servicing..........................................   (3,900)   (1,324)
Other.......................................................   (2,929)   (2,411)
                                                             --------  --------
                                                             $ 16,488  $     20
                                                             ========  ========

Note 8 Stockholders' Equity

 Treasury Stock

  On June 17, 1998, the Company's Board of Directors authorized an expansion of the Company's common stock repurchase program by 500,000 shares to a total of 1.75 million shares of the Company's common stock to be repurchased in negotiated transactions or on the open market. In May 1998, VFSC's Board of Directors authorized the repurchase of up to 500,000 of its shares (equivalent to 535,000 shares of Chittenden stock). Both the Chittenden and VFSC plans were rescinded prior to the announcement of the definitive agreement to acquire VFSC. During 1998, the Company repurchased 805,446 shares of its common stock at a total cost of $22.6 million. Prior to the May 28, 1999 acquisition of VFSC by the Company, VFSC retired all of its common stock held in treasury (a total of 330,000 equivalent Chittenden shares).

                            CHITTENDEN CORPORATION

  On January 19, 2000, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of the Corporation's common stock (approximately 7% of the Company's outstanding Common Stock) in negotiated transactions or open market purchases. Chittenden, depending on market conditions, may repurchase its Common Stock without further Board authorization for two years.

 Dividends

  Dividends paid by the Banks are the primary source of funds available to the Company for payment of dividends to its stockholders and for other corporate needs. Applicable federal and state statutes, regulations, and guidelines impose restrictions on the amount of dividends that may be declared by the Banks.

  The Company paid dividends of $22,815,000, $19,564,000, and $25,607,000 during 1999, 1998, and 1997, respectively. These amounts represented $0.81, $0.69, and $0.95 per share. Included in dividends for 1997 was a special cash dividend of $8,675,000 or $0.60 per share, which was paid to shareholders to maintain capital at a level consistent with the Company's requirements at that time.

 Surplus

  CTC is required by Vermont statute to transfer a minimum of 10% of net income from retained earnings to surplus on an annual basis. No transfer is required if net worth as a percentage of deposits and other liabilities exceeds 10%.

  The payments of dividends by BWM and FBT are subject to Massachusetts banking law restrictions which require that the capital stock and surplus account of the bank must amount, in the aggregate, to at least 10% of the bank's deposit liability or there shall be transferred from net profits to the surplus account: (1) the amount required to increase the surplus account so that it, together with the capital stock, will amount to at least 10% of deposit liability or; (2) the amount required to increase the surplus account so that it shall amount to 50% of the common stock, and thereafter, the amount, not exceeding 50% of net profits, required to increase the surplus account so that it shall amount to 100% of capital stock. Because one or both of these tests were met at the individual banks, no transfers were made during the year.

 Earnings Per Share

  The following table summarizes the calculation of basic and diluted earnings per share:

                                                       1999     1998     1997
                                                      -------  -------  -------
                                                       (in thousands except
                                                      per share information)
Net income........................................... $(2,496) $49,778  $46,532
                                                      -------  -------  -------
Weighted average common shares outstanding...........  28,172   28,323   26,858
Dilutive effect of common stock equivalents..........     464      507      470
                                                      -------  -------  -------
  Weighted average common and common equivalent
   shares outstanding................................  28,636   28,830   27,328
                                                      =======  =======  =======
Basic earnings per share............................. $ (0.09) $  1.76  $  1.73
Dilutive effect of common stock equivalents..........     --     (0.03)   (0.03)
                                                      -------  -------  -------
Diluted earnings per share........................... $ (0.09) $  1.73  $  1.70
                                                      =======  =======  =======

  For 1999 and 1998 options that could potentially dilute earnings per share in the future were not included in the computation of the common stock equivalents because to do so would have been antidilutive. There were 386,250 and 122,250 of these options with a weighted average exercise price of $36.43 and $35.78 respectively, at December 31, 1999 and 1998. There were no antidilutive options excluded from the 1997 calculation.

                            CHITTENDEN CORPORATION

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

  The following table summarizes reclassification detail for other comprehensive income for the years:

                                                        1999     1998    1997
                                                      --------  ------  ------
                                                          (in thousands)
Unrealized holding gains (losses) on available for
 sale for period, net of tax......................... $(14,254) $2,698  $5,547
Reclassification adjustment for (gains) losses
 arising during period, net of tax...................      774     (63)   (483)
                                                      --------  ------  ------
Total Other Comprehensive Income..................... $(13,480) $2,635  $5,064
                                                      ========  ======  ======

Note 9 Stock Plans

  The Company has three stock option plans: a 1988 Employee Stock Option plan, a 1993 Stock Incentive Plan, and a 1998 Directors' Omnibus Long-term Incentive Plan. The Company accounts for these plans in accordance with APB Opinion No. 25, under which no compensation cost for stock options has been recognized, since all options qualify for fixed plan accounting and all options are granted at fair market value, or higher in the case of stepped options.

  Under the plans, certain key employees and directors are eligible to receive various types of stock incentives, including options to purchase a specified number of shares of stock at a specified price (including incentive stock options and non-qualified stock options); restricted stock which vests after a specified period of time; and non-employee directors' stock options to purchase stock at predetermined fixed prices over a five-year period. At December 31, 1999 and 1998, there were a total of 1,640,528 and 1,640,528 shares, respectively, available to be issued under the plans. Of these shares, 1,211,150 and 1,174,420 shares were issued at December 31, 1999 and 1998, respectively.

  During 1998, 1,000 shares of restricted stock were granted, with a weighted average grant-date fair value of $38.25 per share. These shares vest five years from the grant date. There were no similar grants of restricted stock issued in 1999.

                            CHITTENDEN CORPORATION

  The following tables summarize information regarding the Company's stock option plans:

                                                          Weighted
                                                        Average Price
                                                         Per Share     Options
                                                       -------------- ---------
December 31, 1996.....................................     $11.11     1,512,334
  Granted.............................................      23.30       193,888
  Exercised...........................................       8.74      (635,789)
  Expired.............................................      21.00        (1,250)
                                                           ------     ---------
December 31, 1997.....................................      14.73     1,069,183
  Granted.............................................      32.07       430,890
  Exercised...........................................       9.42      (135,786)
  Expired.............................................      32.10       (17,149)
                                                           ------     ---------
December 31, 1998.....................................      20.59     1,347,138
  Granted.............................................      36.84       135,000
  Exercised...........................................      17.19      (378,082)
  Expired.............................................      28.80        (6,958)
                                                           ------     ---------
December 31, 1999.....................................     $23.71     1,097,098
                                                           ======     =========

Options Outstanding and Exercisable

December               Options Outstanding                  Options Exercisable
31, 1999  --------------------------------------------- ----------------------------
Range of              Weighted Average     Weighted                     Weighted
Exercise    Options      Remaining     Average exercise   Options   Average exercise
Prices:   Outstanding Contractual Life      Price       Outstanding      Price
--------  ----------- ---------------- ---------------- ----------- ----------------
$3.17-
 $17.80      421,218        5.18            $12.41        421,218        $12.41
$18.80-
 $29.09      396,130        7.67             24.76        362,150         24.36
$31.91-
 $56.28      279,750        8.95             39.23        185,750         35.45
           ---------        ----            ------        -------        ------
$3.17-
 $56.28    1,097,098        7.04            $23.71        969,118        $21.29
           =========        ====            ======        =======        ======

  If compensation cost for these plans had been determined in accordance with SFAS 123, the Company's net income (loss) and earnings per share would have been reduced to the following pro forma amounts:

                                             1999          1998         1997
                                         ------------  ------------ ------------
                                         (in thousands, except per share data)
Net Income(Loss):
  As Reported........................... $     (2,496) $     49,778 $     46,532
  Pro Forma.............................       (4,427)       47,091       45,441
Earnings Per Share:
 Basic:
  As Reported........................... $      (0.09) $       1.76 $       1.73
  Pro Forma.............................        (0.16)         1.66         1.69
 Diluted:
  As Reported........................... $      (0.09) $       1.73         1.70
  Pro Forma.............................        (0.16)         1.63         1.66

  The SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995; the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                            CHITTENDEN CORPORATION

  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997:

                                                               1999  1998  1997
                                                               ----  ----  ----
Expected life (years)......................................... 7.60  7.03  7.53
Interest rate................................................. 6.40% 5.06% 6.12%
Volatility.................................................... 29.6  32.4  26.4
Dividend yield................................................ 2.72% 2.23% 2.63%

  Using these assumptions, the weighted average fair value of options granted was $9.59, $7.80 and $7.66 in 1999, 1998 and 1997, respectively.

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

  The changes in the benefit obligation for the years ended December 31, 1999 and 1998 are as follows:

                                                                1999     1998
                                                               -------  -------
                                                               (in thousands)
Projected Benefit Obligation at beginning of year............  $43,666  $38,249
  Service cost...............................................    2,438    1,756
  Interest cost..............................................    3,014    2,695
  Plan Amendments............................................   (4,873)     --
  Actuarial gain (loss)......................................   (4,234)   2,621
  Disbursements..............................................   (2,268)  (1,655)
                                                               -------  -------
Projected Benefit Obligation at end of year..................  $37,743  $43,666
                                                               =======  =======

  The changes in the plan assets for the years ended December 31, 1999 and 1998 are as follows:

                                                                1999     1998
                                                               -------  -------
                                                               (in thousands)
Fair Value of Assets at beginning of year....................  $44,491  $38,738
  Actual return on plan assets...............................    1,785    5,852
  Company Contributions......................................    1,800    1,556
  Disbursements..............................................   (2,268)  (1,655)
                                                               -------  -------
Fair Value of Assets at end of year..........................  $45,808  $44,491
                                                               =======  =======
                                                                1999     1998
                                                               -------  -------
                                                               (in thousands)
Funded status................................................  $ 8,066  $   824
Prior service cost not yet recognized in net periodic pension
 cost........................................................   (6,408)  (1,795)
Unrecognized net transition asset being amortized over
 participants' period of service.............................     (626)    (756)
Unrecognized net (gain) loss from past experience different
 from that assumed...........................................   (4,339)  (2,079)
                                                               -------  -------
Accrued pension cost included in accrued expenses and other
 liabilities.................................................  $(3,307) $(3,806)
                                                               =======  =======

                            CHITTENDEN CORPORATION

Weighted-average assumptions as of December 31, 1999 and 1998:

                                                                     1999  1998
                                                                     ----  ----
Discount Rate....................................................... 7.50% 6.63%
Expected return on plan assets...................................... 9.00% 8.50%
Rate of compensation increase....................................... 5.00% 5.25%

  Net pension expense components included in employee benefits in the consolidated statements of operations are as follows:

                                                           December 31,
                                                      -------------------------
                                                       1999     1998     1997
                                                      -------  -------  -------
                                                          (in thousands)
Service cost......................................... $ 2,438  $ 1,756  $ 1,483
Interest cost........................................   3,013    2,695    2,556
Expected return on plan assets.......................  (3,706)  (3,297)  (2,877)
                                                      -------  -------  -------
Net Amortization:
  Prior service cost.................................    (260)    (260)    (260)
  Net Actuarial loss/(gain)..........................     (53)     (53)     (33)
  Transition amount..................................    (131)    (131)    (131)
                                                      -------  -------  -------
Total Amortization...................................    (444)    (444)    (424)
Net pension expense.................................. $ 1,301  $   710  $   738
                                                      =======  =======  =======


  Amounts resulting from changes in actuarial assumptions used to measure the Bank's benefit obligations are not recognized as they occur, but are amortized systematically over subsequent periods.

  CTC has supplemental pension arrangements with certain retired employees. The liability, included in accrued expenses and other liabilities, related to such arrangements was $1,691,000 and $1,785,000 at December 31, 1999 and 1998, respectively.

  The Company has established a supplemental executive retirement plan (SERP) for members of the executive management group. This plan is intended to cover only those benefits excluded from coverage under the Bank's qualified defined benefit pension plan as a result of IRS regulations. The design elements of this SERP mirror those of the Bank's qualified plan. In addition to the SERP, the Company has a separate arrangement with its Chief Executive Officer under which contributions are accrued based upon the Company's Return on Equity
(ROE). An ROE of 10% is the minimum threshold at which any contribution will be made. Benefits are payable upon attaining the age of 55, except in the event of death or disability. The liability related to the SERPs, included in accrued expenses and other liabilities, was $1,469,000 and $961,000 at December 31, 1999 and 1998, respectively.

 Other Benefit Plans

  CTC has an incentive savings and profit sharing plan to provide eligible employees with a means to save and invest a portion of their earnings, supplemented by contributions from CTC. Investment in the Company's common stock is one of seven investment options available to employees.

  Eligible employees of CTC may contribute, by salary reductions, up to 6% of their compensation as a basic employee contribution and may contribute up to an additional 10% of their compensation as a supplemental employee contribution. CTC makes an incentive savings contribution in an amount equal to 35% of each employee's basic contribution. In 1999, 1998, and 1997, 66,253, 39,981, and 74,631 shares, respectively, of the

                            CHITTENDEN CORPORATION

Company's common stock were purchased through the incentive savings and profit sharing plan; $1,084,000, $942,000, and $698,000, respectively, were charged to expense for contributions and payments made or to be made under the plan. In 1997, the Company established a supplemental executive savings plan. This plan is intended to cover only those benefits excluded from coverage under the Bank's qualified defined benefit pension plan as a result of IRS regulations. Under this plan, participants agree to elect a reduction in their earnings and the Company credits their retirement account in the amount of the reduction. This contribution, when combined with the regular pre-tax contributions, shall not exceed 16% of the individual's earnings. Expenses related to this plan were $22,789 and $27,500 in 1999 and 1998, respectively, and are included in the contribution expenses above.

  CTC may also make an additional matching contribution based on the extent to which the annual corporate profitability goals established by the Board of Directors are met. Expenses related to achievement of profitability goals totaled $153,000, $238,000, and $345,000, in 1999, 1998, and 1997,
respectively. Similar expenses at VNB were $203,000, $500,000, and $750,000 in the respective years.

  CTC also has an Executive Management Incentive Compensation Plan. Executives at defined levels of responsibility are eligible to participate in the plan. Incentive award payments are determined on the basis of corporate profitability and individual performance, with incentive awards ranging from zero to 100% of annual compensation. Expenses for this plan totaled $671,000, $938,000, and $1,099,000 in 1999, 1998, and 1997, respectively.

  The Company has a Directors' Deferred Compensation Plan. Under the plan, Directors may defer fees and retainers that would otherwise be payable currently. Deferrals may be made to an uninsured interest account or an account recorded in equivalents of the Company's common stock. Expenses for this plan totaled $876,000, $1,155,000, and $1,164,000 for 1999, 1998, and
1997, respectively. Included in the expenses for 1997 was $116,000 related to the $0.60 per share special dividend paid in during the year. Directors are required to defer 50% of their compensation (and may defer as much as 100%) in the Company's common stock. Based on these elections, shares which will be issued under the plan totaled 242,333 at December 31, 1999.

  BWM and FBT have separate 401(k) plans under which those banks contributed $263,000, $292,000 and $222,000 in 1999, 1998 and 1997 respectively. Pomerleau has a separate 401(k) under which they contributed $41,000 and $47,000 in 1999 and 1998, respectively.

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

  Commitments to originate loans, unused lines of credit, and unadvanced portions of construction loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a

                            CHITTENDEN CORPORATION
fee. Many of the commitments are expected to expire without being drawn upon. Therefore, the amounts presented below do not necessarily represent future cash requirements.

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

  Financial instruments whose contractual amounts represent off-balance sheet risk at December 31, 1999 and 1998 are as follows:

                                                                1999     1998
                                                              -------- --------
                                                               (in thousands)
Commitments to originate loans............................... $ 64,541 $ 77,579
Unused lines of credit.......................................  323,957  353,544
Standby letters of credit....................................   54,564   49,156
Unadvanced portions of construction loans....................   74,301   76,114
Equity commitments to limited partnerships...................    3,084      250

Note 12 Commitments and Contingencies

  As nonmembers of the Federal Reserve System, the Banks are required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement, included in cash and cash equivalents, was $12,349,000 and $15,296,000 at December 31, 1999 and 1998, respectively.

  CTC and FBT have contracts for data processing services that extend to June 2005 and April 2001, respectively. Base fees to be paid during the remaining term of the contract are approximately $41,614,000. Total fees to be paid may be the same as or exceed the base fees depending on additional services rendered and consumer price index changes during the remaining term of the contract.

  The Company has entered into severance agreements with the Chief Executive Officer and several members of senior management. These agreements are triggered by a change of control under certain circumstances. Payments are equal to 2.99 times annual salary for the Chief Executive Officer and from 1 to 2 times annual salary for the individual participating members of senior management.

  Various legal claims against the Company arising in the normal course of business were outstanding at December 31, 1999. Management, after reviewing these claims with legal counsel, is of the opinion that the resolution of these claims will not have a material effect on the financial condition or results of operations of the Company.

Note 13 Other Noninterest Expense

  The components of other noninterest expense for the years presented are as follows:

                                                        1999     1998    1997
                                                       -------  ------- -------
                                                           (in thousands)
Data processing....................................... $ 8,635  $ 6,937 $ 7,516
Legal and professional................................   2,518    4,234   2,562
Marketing.............................................   3,199    3,608   3,249
Software and supplies.................................   4,710    4,641   4,320
Net OREO and collection expenses......................    (146)     472   1,019
Telephone.............................................   3,970    4,133   3,103
Postage...............................................   3,143    3,112   2,565
Other.................................................  17,076   17,290  18,461
                                                       -------  ------- -------
                                                       $43,105  $44,427 $42,795
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

  An analysis of loans to directors and executive officers of the Banks and their associates, for 1999, is as follows (in thousands):

         Balance at                                                   Balance at
      December 31, 1998       Additions         Reductions         December 31, 1999
      -----------------       ---------         ----------         -----------------
           $25,762             $6,845             $6,834                $25,773
           =======             ======             ======                =======

Note 15 Fair Value of Financial Instruments

 Cash and Cash Equivalents

  The carrying amounts for cash and cash equivalents approximate fair value because they mature in 90 days or less and do not present unanticipated valuation risk.

 Securities

  The fair value of investment securities, other than obligations of states, political subdivisions, and Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock, is based on quoted market prices. The fair value of obligations of states and political subdivisions is estimated to be equal to amortized cost. The carrying value of FHLB and FRB stock represents its redemption value.

 Loans

  Fair values are estimated for portfolios of loans with similar financial and credit characteristics. The loan portfolio was evaluated in the following segments: commercial, residential real estate, commercial real estate, construction, home equity, lease financing and other consumer loans.

  The fair value of performing commercial and real estate loans is estimated by discounting cash flows through the estimated maturity using discount rates that reflect the expected maturity and the credit and interest rate risk inherent in such loans. The fair value of nonperforming commercial and real estate loans is estimated using historical net charge-off experience applied to the nonperforming balances. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources. The fair value of municipal loans is estimated to be equal to amortized cost since most of these loans mature within six months. The fair value of home equity, credit card, lease financing and other consumer loans is estimated based on secondary market prices for asset-backed securities with similar characteristics.

 Mortgage Servicing Rights

  The fair value is estimated by discounting the future cash flows through the estimated maturity of the underlying mortgage loans.

                            CHITTENDEN CORPORATION

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

                             CHITTENDEN CORPORATION

  The estimated fair values of the Company's financial instruments are as follows:

                                                   December 31,
                                    -------------------------------------------
                                            1999                  1998
                                    --------------------- ---------------------
                                     Carrying              Carrying
                                      Amount   Fair Value   Amount   Fair Value
                                    ---------- ---------- ---------- ----------
                                                  (in thousands)
Financial assets:
  Cash and cash equivalents........ $  150,415 $  150,415 $  267,999 $  267,999
  Securities available for sale....    649,471    649,471    990,815    990,815
  FHLB and FRB Stock...............     16,879     16,879     21,979     21,979
  Loans, net.......................  2,854,651  2,840,280  2,698,080  2,730,664
  Mortgage loans held for sale.....      2,926      2,926     53,684     53,684
  Mortgage servicing rights........     14,243     21,091     13,172     16,324

Financial liabilities:
  Deposits:
    Demand.........................    532,120    532,120    614,729    614,729
    Savings........................  1,807,843  1,807,843  2,032,717  2,032,717
    Certificates of deposit less
     than $100,000 and other time
     deposits......................    649,051    649,566    834,709    838,489
    Certificates of deposit
     $100,000 and over.............    215,084    214,678    198,090    198,492
  Short-term borrowings............    197,072    195,993    135,913    135,974
  Commitments......................        268        268        143        143

Note 16 Parent Company Financial Statements

  Chittenden Corporation (Parent Company Only)
  Balance Sheets

                                                                December 31,
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
                                                               (in thousands)
Assets
Cash and cash equivalents.................................... $  9,749 $ 11,602
Investment in subsidiaries at equity in net assets...........  335,291  371,951
Investment securities........................................      753    1,707
Other assets.................................................   18,234   11,289
                                                              -------- --------
  Total assets............................................... $364,027 $396,549
                                                              ======== ========
Liabilities and stockholders' equity
Liabilities:
  Accrued expenses and other liabilities.....................    1,567    6,930
                                                              -------- --------
   Total liabilities.........................................    1,567    6,930
                                                              -------- --------
Total stockholders' equity...................................  362,460  389,619
                                                              -------- --------
   Total liabilities and stockholders' equity................ $364,027 $396,549
                                                              ======== ========

                             CHITTENDEN CORPORATION

Statements of Operations

                                                  Years Ended December 31,
                                                 ----------------------------
                                                   1999      1998      1997
                                                 --------  --------  --------
                                                       (in thousands)
Operating income:
  Dividends from bank subsidiaries.............. $ 32,033  $ 31,967  $ 53,305
  Interest income...............................      356       109       276
  Gain on sale of securities....................      --         15        34
  Other.........................................      186       501     1,071
                                                 --------  --------  --------
    Total operating income......................   32,575    32,592    54,686
                                                 --------  --------  --------
Operating expense...............................    1,211     2,267     1,899
Special charges.................................   12,173       --        --
                                                 --------  --------  --------
    Total expense...............................   13,384     2,267     1,899
                                                 --------  --------  --------
Income before income taxes and equity in
 undistributed earnings of subsidiaries.........   19,191    30,325    52,787
Income tax benefit..............................    1,052       420       195
                                                 --------  --------  --------
Income before equity in undistributed earnings
 of subsidiaries................................   20,243    30,745    52,982
Equity in undistributed earnings of bank
 subsidiaries ..................................  (22,739)   19,033    (6,450)
                                                 --------  --------  --------
Net income (loss)............................... $ (2,496) $ 49,778  $ 46,532
                                                 ========  ========  ========

Statements of Cash Flows

                                                  Years Ended December 31,
                                                 ----------------------------
                                                   1999      1998      1997
                                                 --------  --------  --------
                                                       (in thousands)
Cash flows from operating activities:
  Net income (loss)............................. $ (2,496) $ 49,778  $ 46,532
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
    Equity in undistributed earnings of bank
     subsidiaries ..............................   22,739   (19,033)    6,450
    Gain on sale of securities..................      --        (15)      (34)
  (Increase) decrease in other assets...........   (3,479)     (699)   (3,060)
  Increase (decrease) in accrued expenses and
   other liabilities............................   (5,249)      826     5,047
                                                 --------  --------  --------
    Net cash provided by operating activities...   11,515    30,857    54,935
                                                 --------  --------  --------
Cash flows from investing activities:
  Investments in and advanced to subsidiaries...      --        (48)  (35,644)
  Purchase of securities........................      --        --    (23,801)
  Proceeds from the sale of securities..........      --      3,217    50,754
                                                 --------  --------  --------
    Net cash provided by (used in) investing
     activities.................................      --      3,169    (8,691)
                                                 --------  --------  --------
Cash flows from financing activities:
  Proceeds from issuance of treasury and common
   stock........................................    9,484     1,608    11,858
  Dividends paid on common stock................  (22,815)  (19,564)  (25,607)
  Repurchase of common stock....................      --    (21,678)  (29,009)
  Cash paid to list on New York Stock Exchange,
   net of taxes.................................      --        (93)      --
  Cash paid for fractional shares...............      (37)      --        --
                                                 --------  --------  --------
    Net cash used in financing activities.......  (13,368)  (39,727)  (42,758)
                                                 --------  --------  --------
  Net increase (decrease) in cash and cash
   equivalents..................................   (1,853)   (5,701)    3,486
  Cash and cash equivalents at beginning of
   year.........................................   11,602    17,303    13,817
                                                 --------  --------  --------
  Cash and cash equivalents at end of year...... $  9,749  $ 11,602  $ 17,303
                                                 ========  ========  ========

                            CHITTENDEN CORPORATION

Note 17 Regulatory Matters

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

  Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the tables below) of total and Tier I capital (as defined in the regulation) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 1999, that the Company and the Banks meet all capital adequacy requirements.

  As of December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company and the Banks as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as adequately or well capitalized, the Company and the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the tables below. There are no conditions or events since that notification that management believes have changed the institutions' categories.

  The Company's and the Banks' actual capital amounts (dollars in thousands) and ratios are presented in the following tables:

                                                                   To Be Well
                                                                  Capitalized
                                                                  Under Prompt
                                                                   Corrective
                                         For Capital Adequacy        Action
                             Actual            Purposes           Provisions:
                         --------------  --------------------    --------------
                          Amount  Ratio    Amount      Ratio      Amount  Ratio
                         -------- -----  ------------ ---------  -------- -----
As of December 31, 1999
Total Capital (to Risk
 Weighted Assets):
  Consolidated.......... $387,362 13.23% $    234,184     8.00%       N/A   N/A
  Chittenden Trust
   Company .............  134,367 10.46       102,817     8.00   $128,521 10.00%
  Vermont National Bank
   .....................  158,877 15.39        82,587     8.00    103,234 10.00
  Bank of Western
   Massachusetts........   43,841 11.12        31,541     8.00     39,426 10.00
  Flagship Bank & Trust.   26,695 10.52        20,304     8.00     25,380 10.00
Tier 1 Capital (to Risk
 Weighted Assets):
  Consolidated..........  350,715 11.96       117,269     4.00        N/A   N/A
  Chittenden Trust
   Company..............  118,470  9.22        51,408     4.00     77,112  6.00
  Vermont National Bank.  145,965 14.13        41,320     4.00     61,980  6.00
  Bank of Western
   Massachusetts........   38,871  9.78        15,904     4.00     23,856  6.00
  Flagship Bank & Trust.   23,521  9.26        10,157     4.00     15,236  6.00
Tier 1 Capital (to
 Average Assets):
  Consolidated..........  350,715  8.17       171,761     4.00        N/A   N/A
  Chittenden Trust
   Company..............  118,470  7.14        66,403     4.00     83,004  5.00
  Vermont National Bank.  145,965  8.91        65,515     4.00     81,894  5.00
  Bank of Western
   Massachusetts........   38,871  6.77        22,985     4.00     28,731  5.00
  Flagship Bank & Trust.   23,521  6.72        14,001     4.00     17,501  5.00

                            CHITTENDEN CORPORATION

                                                                  To Be Well
                                                                 Capitalized
                                                                    Under
                                                                    Prompt
                                                                  Corrective
                                               For Capital          Action
                                Actual      Adequacy Purposes    Provisions:
                            --------------  ------------------- --------------
                             Amount  Ratio    Amount    Ratio    Amount  Ratio
                            -------- -----  ---------- -------- -------- -----
As of December 31, 1998:
Total Capital (to Risk
 Weighted Assets):
  Consolidated............  $349,667 12.02% $  232,536   8.00%       N/A   N/A
  Chittenden Trust Company
   .......................   119,335 10.49      90,978   8.00   $113,722 10.00%
  Vermont National Bank...   145,206 12.75      91,100   8.00    113,875 10.00
  Bank of Western
   Massachusetts .........    49,529 12.06      32,851   8.00     41,064 10.00
  Flagship Bank & Trust...    24,480 10.58      18,502   8.00     23,128 10.00
Tier 1 Capital (to Risk
 Weighted Assets):
  Consolidated............   313,273 10.76     116,461   4.00        N/A   N/A
  Chittenden Trust
   Company................   105,094  9.22      45,572   4.00     68,358  6.00
  Vermont National Bank...   130,965 11.50      45,550   4.00     68,325  6.00
  Bank of Western
   Massachusetts..........    44,365 10.74      16,521   4.00     24,782  6.00
  Flagship Bank & Trust...    21,957  9.49       9,251   4.00     13,877  6.00
Tier 1 Capital (to Average
 Assets):
  Consolidated............   313,273  7.58     165,425   4.00        N/A   N/A
  Chittenden Trust
   Company................   105,094  6.89      61,034   4.00     76,293  5.00
  Vermont National Bank ..   130,965  6.55      71,707   4.00     89,633  5.00
  Bank of Western
   Massachusetts..........    44,365  8.05      22,047   4.00     27,559  5.00
  Flagship Bank & Trust...    21,957  6.33      13,875   4.00     17,344  5.00

Note 18 Business Segments

  On January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting operating segments of a business enterprise. SFAS No. 131 has established revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the President and Chief Executive Officer of the Company. The adoption of SFAS 131 did not have a material effect on the Company's primary financial statements, but did result in the disclosure of segment information contained herein.

  The Company has identified Commercial Banking as its reportable operating business segment based on the fact that the results of operations are viewed as a single strategic unit by the chief operating decision maker. The Commercial Banking segment is comprised of the four Commercial Banking subsidiaries and CCC, which provide similar products and services, have similar distribution methods, types of customers and regulatory responsibilities. Commercial Banking derives its revenue from a wide range of banking services, including lending activities, acceptance of demand, savings and time deposits, safe deposit facilities, merchant credit card services, trust and investment management, data processing, brokerage services, mortgage banking, and loan servicing for investor portfolios.

  Immaterial operating segments of the Company's operations, which do not have similar characteristics to the commercial banking operations and do not meet the quantitative thresholds requiring disclosure, are included in the Other category in the disclosure of business segments below.

                            CHITTENDEN CORPORATION

  The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies. The consolidation adjustment reflects certain eliminations of inter-segment revenue, cash and Parent Company investments in subsidiaries.

  The following tables present the results of the Company's reportable operating business segment results as of December 31, 1999, 1998 and 1997:

                                 Commercial            Consolidation
                                  Banking   Other (2)   Adjustments  Consolidated
                                 ---------- ---------  ------------- ------------
Year Ended December 31, 1999
Net Interest Revenue (1).......  $  174,951 $    404     $    (374)   $  174,981
Non Interest Income:
 Investment management income..      14,290      --            --         14,290
 Service charges on deposit
  accounts.....................      17,534      --            --         17,534
 Mortgage servicing income.....       3,589      --            --          3,589
 Gains on sales of mortgage
  loans, net...................       5,254      --            --          5,254
 Credit card income, net.......       6,248      --            --          6,248
 Insurance commissions, net....         --     2,603           (65)        2,538
 Other non-interest income.....      14,593      180           --         14,773
                                 ---------- --------     ---------    ----------
Total non-interest income......      61,508    2,783           (65)       64,226
                                 ---------- --------     ---------    ----------
Total income...................     236,459    3,187          (439)      239,207
Provision for possible loan
 losses........................       8,700      --            --          8,700
Depreciation and amortization
 expense.......................      12,270      533           --         12,803
Salaries and employee benefits.      73,467    1,410           --         74,877
Special charges................      46,299   12,173           --         58,472
Other non-interest expense.....      56,097    1,680           --         57,777
                                 ---------- --------     ---------    ----------
Total non-interest expense.....     188,133   15,796           --        203,929
                                 ---------- --------     ---------    ----------
Income (loss) before income
 taxes.........................      39,626  (12,609)         (439)       26,578
Income tax expense (benefit)...      29,972     (898)          --         29,074
                                 ---------- --------     ---------    ----------
Net Income (Loss)..............  $    9,654 $(11,711)    $    (439)   $   (2,496)
                                 ========== ========     =========    ==========
End of Period Assets...........   3,829,290  387,457      (389,450)    3,827,297
End of Period Loans, net.......   2,854,651      --            --      2,854,651
End of Period Deposits.........   3,187,210      --         16,888     3,204,098
Expenditures for long-lived
 assets........................       9,631       84           --          9,715

                            CHITTENDEN CORPORATION

                                 Commercial           Consolidation
                                  Banking   Other(2)   Adjustments  Consolidated
                                 ---------- --------  ------------- ------------
Year Ended December 31, 1998
Net Interest Revenue(1)........  $  173,526 $    391    $    (211)   $  173,706
Non Interest Income:
 Investment management income..      12,913      --           --         12,913
 Service charges on deposit
  accounts.....................      19,785      --           --         19,785
 Mortgage servicing income.....       3,274      --           --          3,274
 Gains on sales of mortgage
  loans, net...................       7,734      --           --          7,734
 Credit card income, net.......       6,114      --           --          6,114
 Insurance commissions, net....         --     2,917          (39)        2,878
 Other non-interest income.....      13,633      363          --         13,996
                                 ---------- --------    ---------    ----------
Total non-interest income......      63,453    3,280          (39)       66,694
                                 ---------- --------    ---------    ----------
Total income...................     236,979    3,671         (250)      240,400
Provision for possible loan
 losses........................       8,235      --           --          8,235
Depreciation and amortization
 expense.......................      15,951      721          --         16,672
Salaries and employee benefits.      75,581    1,396          --         76,977
Other non-interest expense.....      56,389    2,509          --         58,898
                                 ---------- --------    ---------    ----------
Total non-interest expense.....     147,921    4,626          --        152,547
                                 ---------- --------    ---------    ----------
Income (loss) before income
 taxes.........................      80,823     (955)        (250)       79,618
Income tax expense (benefit)...      29,985     (145)         --         29,840
                                 ---------- --------    ---------    ----------
Net Income (Loss)..............  $   50,838 $   (810)   $    (250)   $   49,778
                                 ========== ========    =========    ==========
End of Period Assets...........   4,238,790  404,621     (387,359)    4,256,052
End of Period Loans, net.......   2,698,080      --           --      2,698,080
End of Period Deposits.........   3,691,182      --       (10,937)    3,680,245
Expenditures for long-lived
 assets........................      10,434      202          --         10,636
                                 Commercial           Consolidation
                                  Banking   Other(2)   Adjustments  Consolidated
                                 ---------- --------  ------------- ------------
Year Ended December 31, 1997
Net Interest Revenue(1)........  $  159,855 $  1,227    $    (221)   $  160,861
Non Interest Income:
 Investment management income..      11,363      --           --         11,363
 Service charges on deposit
  accounts.....................      17,172      --           --         17,172
 Mortgage servicing income.....       4,114      --           --          4,114
 Gains on sales of mortgage
  loans, net...................       3,584      --           --          3,584
 Credit card income, net.......       6,069      --           --          6,069
 Insurance commissions, net....         --     1,380          (53)        1,327
 Other non-interest income.....      11,691      199          --         11,890
                                 ---------- --------    ---------    ----------
Total non-interest income......      53,993    1,579          (53)       55,519
                                 ---------- --------    ---------    ----------
Total income...................     213,848    2,806         (274)      216,380
Provision for possible loan
 losses........................       7,300      --           --          7,300
Depreciation and amortization
 expense.......................      11,971      399          --         12,370
Salaries and employee benefits.      67,743      851          --         68,594
Other non-interest expense.....      53,377    2,102          --         55,479
                                 ---------- --------    ---------    ----------
Total non-interest expense.....     133,091    3,352          --        136,443
                                 ---------- --------    ---------    ----------
Income (loss) before income
 taxes.........................      73,457     (546)        (274)       72,637
Income tax expense (benefit)...      26,311     (206)         --         26,105
                                 ---------- --------    ---------    ----------
Net Income (Loss)..............  $   47,146 $   (340)   $    (274)   $   46,532
                                 ========== ========    =========    ==========
End of Period Assets...........   4,051,803  390,038     (367,239)    4,074,602
End of Period Loans, net.......   2,684,408      --           --      2,684,408
End of Period Deposits.........   3,447,315      --        (8,096)    3,439,219
Expenditures for long-lived
 assets........................      17,601       34          --         17,635

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

                            CHITTENDEN CORPORATION

Note 19 Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes the accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment. Statement 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," is effective for the Company's fiscal year beginning January 1, 2001. The Company has the option to elect to early adopt the Statement at the beginning of its next fiscal quarter. The statement cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). The Company has not yet quantified the impact of adopting Statement 133 on its consolidated financial statements and has not determined the timing of or method of its adoption of the Statement. However, the Company does not expect that the adoption will have a material impact on its financial position or results of operation.

Note 20 Quarterly Financial Data (Unaudited)

  A summary of quarterly financial data for 1999 and 1998 is presented below:

                                             Three Months Ended
                              -------------------------------------------------
                                March 31     June 30   September 30 December 31
                              ------------ ----------- ------------ -----------
                                  (in thousands, except per share amounts)
1999
Total interest income........   $ 72,195    $ 71,744     $ 73,104    $ 71,173
Total interest expense.......     29,026      28,430       28,360      27,419
                                --------    --------     --------    --------
Net interest income..........     43,169      43,314       44,744      43,754
Provision for possible loan
 losses......................      2,175       2,175        2,175       2,175
Noninterest income...........     16,158      16,358       16,074      15,636
Special charges..............        --       70,995       (1,739)    (10,785)
Noninterest expense..........     38,358      38,075       35,636      33,389
                                --------    --------     --------    --------
Income (loss) before income
 taxes (benefit).............     18,794     (51,573)      24,746      34,611
Income taxes (benefit).......      6,875      (7,169)       8,834      20,534
                                --------    --------     --------    --------
Net income (loss)............   $ 11,919    $(44,404)    $ 15,912    $ 14,077
                                ========    ========     ========    ========
Basic earnings (loss) per
 share.......................   $   0.43    $  (1.58)    $   0.56    $   0.50
Diluted earnings (loss) per
 share.......................       0.42       (1.58)        0.55        0.49
Dividends paid per share
 (Chittenden historical
 amounts)....................       0.20        0.22         0.22        0.22

                             CHITTENDEN CORPORATION

                                                 Three Months Ended
                                      -----------------------------------------
                                      March 31 June 30 September 30 December 31
                                      -------- ------- ------------ -----------
                                      (in thousands, except per share amounts)
1998
Total interest income................ $74,584  $74,572   $75,392      $75,317
Total interest expense...............  31,765   31,409    31,711       31,274
                                      -------  -------   -------      -------
Net interest income..................  42,819   43,163    43,681       44,043
Provision for possible loan losses...   2,400    2,310     2,250        1,275
Noninterest income ..................  16,054   17,026    16,981       16,731
Noninterest expense .................  38,055   37,632    38,271       39,005
                                      -------  -------   -------      -------
Income before income taxes...........  18,418   20,247    20,141       20,494
Income taxes ........................   6,803    7,607     7,622        7,490
                                      -------  -------   -------      -------
Net income........................... $11,615  $12,640   $12,519      $13,004
                                      =======  =======   =======      =======
Basic earnings per share............. $  0.41  $  0.44   $  0.44      $  0.47
Diluted earnings per share...........    0.40     0.44      0.44         0.46
Dividends paid per share (Chittenden
 historical amounts).................    0.18     0.20      0.20         0.20

To the Board of Directors and Stockholders of Chittenden Corporation:

  We have audited the accompanying consolidated balance sheets of Chittenden Corporation and its subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Vermont Financial Services Corp. (a bank holding company acquired during 1999 in a transaction accounted for as a pooling of interests, as discussed in Note 2) as of December 31, 1998 and for each of the two years in the period ended December 31, 1998. Such statements are included in the consolidated financial statements of Chittenden Corporation and subsidiaries and reflect total assets of 50.3 percent in 1998 and net interest income of 47.5 percent and 43.7 percent, respectively, in 1998 and 1997 of the related consolidated totals. These statements were audited by other auditors whose report has been furnished to us and our opinion on the consolidated financial statements of Chittenden Corporation and subsidiaries for the years ending December 31, 1998 and 1997, insofar as it relates to amounts included for Vermont Financial Services Corp., is based solely upon the report of the other auditors.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

  In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chittenden Corporation and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Boston, Massachusetts
January 13, 2000

To the Stockholders and Board of Directors of:
Vermont Financial Services Corporation:

  We have audited the consolidated balance sheets of Vermont Financial Services Corp. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements (not presented separately herein) are the responsibility of the Company's management. Our responsibility is to express and opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vermont Financial Services Corp. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ KPMG LLP
KPMG LLP
Hartford, Connecticut
January 22, 1999

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

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable

                                   PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding the directors of the Registrant is included in the Company's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders of Chittenden Corporation at pages 6-11, and is specifically incorporated herein by reference.

  At December 31, 1999, the principal officers of the Company and its principal subsidiary, CTC, with their ages, positions, and years of appointment, were as follows:

                                    Year
 Name                         Age Appointed              Positions
 ----                         --- ---------              ---------
 Paul A. Perrault...........  48    1990    President, Chief Executive Officer
                                            of the Company and CTC, and Chair
                                            of the Company, CTC & VNB

 John P. Barnes.............  44    1990    Executive Vice President of the
                                            Company, CTC & VNB

 Lawrence W. DeShaw.........  54    1990    Executive Vice President of the
                                            Company, CTC & VNB

 John W. Kelly..............  50    1990    Executive Vice President of the
                                            Company, CTC & VNB

 Danny H. O'Brien...........  50    1990    Executive Vice President of the
                                            Company, CTC & VNB

 Kirk W. Walters............  44    1996    Executive Vice President, Chief
                                            Financial Officer, and Treasurer of
                                            the Company, CTC & VNB

 F. Sheldon Prentice........  49    1985    Senior Vice President, General
                                            Counsel, and Secretary of the
                                            Company, CTC & VNB

 Howard L. Atkinson.........  55    1996    Chief Auditor of the Company, CTC &
                                             VNB

  All of the current officers, except Mr. Walters and Mr. Atkinson, have been principally employed in executive positions with CTC for more than seven years.

  In accordance with the provisions of the Company's By-laws, the officers, with the exception of the Secretary, hold office at the pleasure of the Board of Directors. The Secretary is elected annually by the Board of Directors.

ITEM 11 EXECUTIVE COMPENSATION

  Information regarding remuneration of the directors and officers of the Company is included in the Company's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders of Chittenden Corporation at pages 11-17 and is specifically incorporated herein by reference.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information regarding the security ownership of directors and director-nominees of the Company, all directors and officers of the Company as a group, and certain beneficial owners of the Company's common stock, as of January 31, 2000, is included in the Company's Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders of Chittenden Corporation at pages 4-5, and is specifically incorporated herein by reference.

  There are no arrangements known to the registrant that may, at a subsequent date, result in a change of control of the registrant.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding certain relationships and transactions between the Company and its Directors, Director-Nominees, Executive Officers, and family members of these individuals, is included in the Company's Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders of Chittenden Corporation at pages 18-19, and is specifically incorporated herein by reference.

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

  (3) Exhibits

  (a) The following are included as exhibits to this report:

      2.1 Agreement and Plan of Merger, dated as of December 16, 1998, between the Company, Chittenden Acquisition Subsidiary, Inc. and Vermont
          Financial Services Corp., incorporated by reference to the Company's
          Registration Statement No. 333-75769 on Form S-4 filed with the SEC on April 6, 1999.
  3 (i).1 Amended and restated Articles of Incorporation of the Company, incorporated herein by reference to the Company's Registration
          Statement No. 333-75769 on Form S-4 filed with the SEC on April 6,
          1999.
 3 (ii).1 By-laws of the Company, as amended and restated as of October 18, 1997, incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
      4. Statement of the Company regarding its Dividend Reinvestment Plan is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.
     10.1 Directors' Deferred Compensation Plan, dated April 1972, as amended
          May 20, 1992, incorporated herein by reference to the Company's
          Annual Report on Form 10-K for the year ended December 31, 1992.
     10.2 Amended and Restated Pension Plan, incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended
          September 30, 1996.
     10.3 Incentive Savings and Profit Sharing Plan, attached to the Company's
          Annual Report on Form 10-K for the year ended December 31, 1994, as amended for the year ended December 31, 1995.
     10.4 Letter from the Company to Paul A. Perrault, dated July 26, 1990, regarding terms of employment, incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December
          31, 1990.
     10.5 The Company's 1988 Stock Option Plan, incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.
     10.6 The Company's Restricted Stock Plan, incorporated herein by reference to the Company's Proxy Statement in connection with the 1986 Annual
          Meeting of Stockholders.
     10.8 Executive Management Incentive Compensation Plan ("EMICP"), incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

 10.9 Amendment to EMICP to increase cap on awards from 60% to 100% of base salary, incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
 10.10 The Company's Stock Incentive Plan, amended and restated January 1,
       1997, incorporated herein by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.
 10.11 Compensation plan of Paul A. Perrault, incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December
       31, 1996.
 10.12 Supplemental Executive Retirement Plan of Paul A. Perrault, incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
 10.13 Supplemental Executive Cash Balance Restoration Plan incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
 10.14 Supplemental Executive Savings Plan, incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31,
       1997.
 10.15 The 1998 Directors' Omnibus Long-Term Incentive Plan, incorporated herein by reference to the Company's Proxy Statement for the 1998 Annual
       Meeting of Stockholders.
 10.16 Stock Option Agreement, dated as of December 16, 1998, between the
       Company and Vermont Financial Services Corp., incorporated by reference to the Company's Form 8-K/A filed with the SEC on January 6, 1999.
 21.   List of subsidiaries of the Registrant.
 23.   Consent of Arthur Andersen LLP
 24.   Consent of KPMG LLP
 27.   Financial Data Schedule

  (b) Reports on Form 8-K

       None

                                   EXHIBITS

  (c)

EXHIBIT 21 LIST OF SUBSIDIARIES OF CHITTENDEN CORPORATION

Chittenden Trust Company, Vermont, d/b/a Chittenden Bank, Mortgage Service Center of New England and CUMEX Mortgage Service Center, and Chittenden Trust Company's subsidiaries Chittenden Securities, Inc. and Chittenden Insurance Products and Services, Inc, d/b/a The Pomerleau Agency

Vermont National Bank, Vermont

The Bank of Western Massachusetts, Massachusetts

Flagship Bank and Trust Company, Massachusetts

Chittenden Connecticut Corporation, Vermont, d/b/a Mortgage Service Center of New England and CUMEX Mortgage Service Center

EXHIBIT 23 CONSENT OF ARTHUR ANDERSEN LLP HAS BEEN FILED AS AN EXHIBIT

EXHIBIT 24 CONSENT OF KPMG LLP HAS BEEN FILED AS AN EXHIBIT

EXHIBIT 27 FINANCIAL DATA SCHEDULE HAS BEEN FILED AS AN EXHIBIT

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: March 15, 2000                      CHITTENDEN CORPORATION

                                             /s/ Paul A. Perrault
                                          By: _________________________________
                                             Paul A. Perrault
                                             President, Chief Executive
                                             Officer
                                             and Chairman of the Board of
                                             Directors

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

                   Name                     Title                            Date
                   ----                     -----                            ----

           /s/ Paul A. Perrault             President, Chief Executive  March 15, 2000
___________________________________________  Officer and Chairman of
             Paul A. Perrault                the Board of Directors

           /s/ Kirk W. Walters              Executive Vice President,   March 15, 2000
___________________________________________  Chief Financial Officer
              Kirk W. Walters                and Treasurer (principal
                                             accounting officer)

         /s/ Frederic H. Bertrand           Director                    March 15, 2000
___________________________________________
           Frederic H. Bertrand

          /s/ David M. Boardman             Director                    March 15, 2000
___________________________________________
             David M. Boardman

           /s/ Paul J. Carrara              Director                    March 15, 2000
___________________________________________
              Paul J. Carrara

           /s/ William P. Cody              Director                    March 15, 2000
___________________________________________
              William P. Cody

          /s/ Sally W. Crawford             Director                    March 15, 2000
___________________________________________
             Sally W. Crawford

         /s/ Richard D. Driscoll            Director                    March 15, 2000
___________________________________________
            Richard D. Driscoll

         /s/ Philip M. Drumheller           Director                    March 15, 2000
___________________________________________
           Philip M. Drumheller

            /s/ John K. Dwight              Director                    March 15, 2000
___________________________________________
              John K. Dwight


                   Name                     Title                            Date
                   ----                     -----                            ----

              /s/ Lyn Hutton                Director                    March 15, 2000
___________________________________________
                Lyn Hutton

          /s/ Philip A. Kolvoord            Director                    March 15, 2000
___________________________________________
            Philip A. Kolvoord

           /s/ Stephan A. Morse             Director                    March 15, 2000
___________________________________________
             Stephan A. Morse

         /s/ James C. Pizzagalli            Director                    March 15, 2000
___________________________________________
            James C. Pizzagalli

         /s/ Ernest A. Pomerleau            Director                    March 15, 2000
___________________________________________
            Ernest A. Pomerleau

           /s/ Mark W. Richards             Director                    March 15, 2000
___________________________________________
             Mark W. Richards

            /s/ Pall D. Spera               Director                    March 15, 2000
___________________________________________
               Pall D. Spera

        /s/ Martel D. Wilson, Jr.           Director                    March 15, 2000
___________________________________________
           Martel D. Wilson, Jr.

                             CHITTENDEN CORPORATION


                                                                  SKU#667-10K-00