Form 10-Q
period 2000-03-31
CHITTENDEN CORP /VT/
filed 2000-05-15
CIK 200138

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

              X    Quarterly Report Pursuant to Section 13 or 15(d)
             ---     of the Securities Exchange Act of 1934
                     For Three Months Ended March 31, 2000
                                       or
             ___   Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
           For the transition period from ____________to____________


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

                                 YES  X      NO
                                     ---

At May 5, 2000, there were 28,481,358 shares of the Corporation's $1.00 par value common stock issued and outstanding.

                         PART I.  FINANCIAL INFORMATION

                         Item 1.  Financial Statements

Chittenden Corporation
Consolidated Balance Sheets
(Unaudited)

                                                                                               March 31,   December 31,
                                                                                                    2000           1999
                                                                                            ---------------------------
                                                                                                   (in thousands)
Assets
Cash and cash equivalents                                                                     $  128,242     $  150,415
Securities available for sale                                                                    637,238        649,471
FHLB and FRB stock                                                                                11,559         16,879
Mortgage loans held for sale                                                                       1,624          2,926
Loans:
  Commercial                                                                                     511,911        482,820
        Municipal                                                                                 98,527         90,148
  Real Estate:
     Residential                                                                               1,067,506      1,070,389
            Commercial                                                                           674,126        651,860
            Construction                                                                          60,752         57,429
                                                                                            ---------------------------
              Total Real Estate                                                                1,802,384      1,779,678
       Consumer                                                                                  537,517        546,010
                                                                                            ---------------------------
       Total Loans                                                                             2,950,339      2,898,656
Less: Allowance for loan losses                                                                  (41,228)       (41,079)
                                                                                            ---------------------------
  Net loans                                                                                    2,909,111      2,857,577

Accrued interest receivable                                                                       25,799         25,399
Other real estate owned                                                                              690            416
Other assets                                                                                      64,505         64,573
Premises and equipment, net                                                                       42,919         41,052
Intangible assets                                                                                 17,347         18,589
                                                                                            ---------------------------
  Total assets                                                                                $3,839,034     $3,827,297
                                                                                            ===========================


Liabilities:
Deposits:
   Demand                                                                                     $  499,405     $  532,120
   Savings                                                                                     1,841,013      1,807,843
    Certificates of deposit less than $100,000 and other time deposits                           630,244        649,051
       Certificates of deposit $100,000 and over                                                 216,387        215,084
                                                                                            ---------------------------
    Total deposits                                                                             3,187,049      3,204,098
Short-term borrowings                                                                            254,323        197,072
Accrued expenses and other liabilities                                                            46,073         63,667
                                                                                            ---------------------------
     Total liabilities                                                                         3,487,445      3,464,837
Commitments and contingencies
Stockholders' Equity:
Preferred stock - $100 par value
  authorized - 1,000,000 shares; issued and outstanding - none
Common stock - $1 par value; authorized - 60,000,000 shares;                                      28,466         28,380
  issued - 28,466,176 in 2000 and 28,380,040 in 1999
Surplus                                                                                          151,399        149,828
Retained earnings                                                                                197,379        189,018
Treasury stock, at cost - 740,508 shares in 2000 and 1,808 shares in 1999                        (20,160)           (24)
Accumulated other comprehensive income                                                            (7,837)        (7,018)
Directors deferred compensation to be settled in stock                                             2,496          2,449
Unearned portion of employee restricted stock                                                       (154)          (173)
                                                                                            ---------------------------
  Total stockholders' equity                                                                     351,589        362,460
                                                                                            ---------------------------
  Total liabilities and stockholders' equity                                                  $3,839,034     $3,827,297
                                                                                            ===========================


The accompanying notes are an integral part of these consolidated financial statements.

Chittenden Corporation
Consolidated Statements of Operations
(Unaudited)

                                                                                                 For the Three Months
                                                                                                    Ended March 31,
                                                                                               2000                 1999
                                                                                                                  (Restated)
                                                                                       -----------------------------------------
                                                                                                     (in thousands)
Interest income:
Interest on loans                                                                               $59,616              $56,507
Investment securities:
      Taxable                                                                                    10,729               14,537
   Tax-favored                                                                                       88                  526
      Short-term investments                                                                         19                  471
                                                                                       -------------------------------------
     Total interest income                                                                       70,452               72,041
                                                                                       -------------------------------------
Interest expense:
Deposits:
 Savings                                                                                         14,094               14,019
 Time                                                                                            10,385               13,351
                                                                                       -------------------------------------
     Total interest on deposits                                                                  24,479               27,370
 Short-term borrowings                                                                            3,450                1,643
                                                                                       -------------------------------------
   Total interest expense                                                                        27,929               29,013
                                                                                       -------------------------------------
Net interest income                                                                              42,523               43,028
Provision for loan losses                                                                         2,175                2,175
                                                                                       -------------------------------------
Net interest income after provision for loan losses                                              40,348               40,853
                                                                                       -------------------------------------
Noninterest income:
 Investment management and trust income                                                           3,494                3,542
 Service charges on deposit accounts                                                              3,687                4,566
      Mortgage servicing income                                                                     936                  932
      Gains on sales of mortgage loans, net                                                         611                1,831
   Credit card income, net                                                                        1,153                1,243
 Insurance commissions, net                                                                         781                  641
 Other                                                                                            3,289                3,403
                                                                                       -------------------------------------
     Total noninterest income                                                                    13,951               16,158
                                                                                       -------------------------------------
Noninterest expense:
 Salaries                                                                                        13,675               14,910
 Employee benefits                                                                                2,653                4,527
      Net occupancy expense                                                                       5,070                6,515
      Other real estate owned, income and expense, net                                              (50)                  30
   Special charges                                                                                  833                    -
      Other                                                                                      10,811               12,235
                                                                                       -------------------------------------
       Total noninterest expense                                                                 32,992               38,217
                                                                                       -------------------------------------
Income before income taxes                                                                       21,307               18,794
Income tax expense                                                                                6,716                6,875
                                                                                       -------------------------------------
   Net income                                                                                   $14,591              $11,919
                                                                                       =====================================

Basic earnings per share                                                                          $0.52                $0.43
Diluted earnings per share                                                                         0.51                 0.42
Dividends per share                                                                               $0.22                $0.20

The accompanying notes are an integral part of these consolidated financial statements

Chittenden Corporation
Consolidated Statements of Operations
(Unaudited)

                                                                                              For the Three Months
                                                                                                Ended March 31,
                                                                                                2000        1999
                                                                                                         (Restated)
                                                                                           -----------------------
                                                                                                (in thousands)
Cash flows from operating activities:
 Net income                                                                                  $  14,591   $  11,919
 Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                                     2,175       2,175
   Depreciation and amortization                                                                 1,676       2,616
   Amortization of intangible assets                                                               540       1,467
   Amortization of premiums, fees, and discounts, net                                             (126)        185
    Loss on sale of branch                                                                        (792)          -
    Write-off of goodwill related to sale of branch                                                701           -
    Investment securities losses                                                                   688           -
   Deferred income taxes                                                                         7,356       3,639
   Loans originated for sale                                                                   (31,962)   (152,936)
   Proceeds from sales of loans                                                                 33,876     163,948
   Gains on sales of loans                                                                        (611)     (1,831)
 Changes in assets and liabilities:
   Accrued interest receivable                                                                    (400)      1,327
   Other assets                                                                                    200       3,386
   Accrued expenses and other liabilities                                                      (21,243)     (2,056)
                                                                                           -----------------------
     Net cash provided by operating activities                                                   6,669      33,839
                                                                                           -----------------------

Cash flows from investing activities:
  Net cash used in branch divestiture                                                          (21,823)          -
  Proceeds from redemption of Federal Home Loan Bank stock                                       2,836           -
 Proceeds from maturing securities and principal payments                                      201,276     271,985
      on securities available for sale
 Purchases of securities available for sale                                                   (188,641)   (205,835)
 Loans originated, net of principal repayments                                                 (60,728)    (34,413)
 Purchases of premises and equipment                                                            (4,298)     (3,984)
                                                                                           -----------------------
       Net cash provided by (used in ) investing activities                                    (71,378)     27,753
                                                                                           -----------------------

Cash flows from financing activities:
 Net increase (decrease) in deposits                                                            10,017     (79,585)
 Net increase (decrease) in short-term borrowings                                               57,251      (3,496)
 Proceeds from issuance of treasury and common stock                                             1,866       1,337
 Dividends on common stock                                                                      (6,247)     (4,806)
 Repurchase of common stock                                                                    (20,351)          -
                                                                                           -----------------------
     Net cash provided by (used in) financing activities                                        42,536     (86,550)
                                                                                           -----------------------
 Net decrease in cash and cash equivalents                                                     (22,173)    (24,958)
 Cash and cash equivalents at beginning of period                                              150,415     267,999
                                                                                           -----------------------
     Cash and cash equivalents at end of period                                              $ 128,242   $ 243,041
                                                                                           =======================

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Interest                                                                                  $  29,029   $  35,890
   Income taxes                                                                                 17,685       8,106
 Non-cash investing and financing activities:
   Loans transferred to other real estate owned                                                    431         439
   Issuance of treasury and restricted stock                                                        70          89

The accompanying notes are an integral part of these consolidated financial statements

Chittenden Corporation
Notes to Consolidated Financial Statements

NOTE 1 - ACCOUNTING POLICIES

   The Company's significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period. Certain amounts for 1999 have been reclassified to conform to 2000 classifications.

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

   Total revenue, income before taxes, net income, and earnings per share data of the separate companies for the periods preceding the acquisition were:


                                          For the Three Months
                                          Ended March 31, 1999
                                Chittenden
                                Corporation        VFSC        Combined
                              -----------------------------------------

Total Revenue                    $30,673         $28,513        $59,186
Income before Income Taxes        11,072           7,722         18,794
Net Income                         7,495           4,424         11,919
Diluted Earnings Per Share          0.52            0.34           0.42

Total revenue includes net interest income and noninterest income.

NOTE 3 - SPECIAL CHARGES

   Special charges of $833,000 (pre-tax) were recorded during the first quarter of 2000, which included deposit premium (net of loss on branch fixed assets and recovery of goodwill) of $145,000 and losses of $688,000 on securities sold to fund the divestiture. Included in accrued expenses and other liabilities at March 31, 2000, are merger related expenses totaling $5.0 million which will be paid in future periods.

The change in accrued merger related expenses at March 31, 2000 is summarized below:

                              Original        Less:         Accrual Balance as
                               Accrual  Cash Transactions   of March 31, 2000
                              ================================================
Compensation and Benefits      $10,030        $ 4,985             $5,045
System Conversion                8,278          8,278                  -
Legal and Professional           7,109          7,109                  -
Other                              587            587                  -
Total                          $26,004        $20,959             $5,045
                              ================================================

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 5 - COMPREHENSIVE INCOME

   The Company's comprehensive income for the three-month period ended March 31, 2000 and 1999 is presented below:

                                                                         For the Three Months
                                                                            Ended March 31,
                                                                           2000               1999
                                                                    ------------------------------
Net Income                                                              $14,591            $11,919
Unrealized losses on investment securities:
  Unrealized holding losses on securities available for sale,            (1,294)            (3,429)
   net of tax
  Reclassification adjustments for (gains) losses arising during            475                --
   period, net of tax
 Total Comprehensive income                                             $13,772            $ 8,490
                                                                    ==============================

NOTE 6 - BUSINESS SEGMENTS

   The Company has identified Commercial Banking as its reportable operating business segment based on the fact that the chief operating decision-maker views the results of operations as a single strategic unit. The Commercial Banking segment is comprised of Chittenden Bank, The Bank of Western Massachusetts, Flagship Bank and Trust, and Chittenden Connecticut Corporation, which provide similar products and services, have similar distribution methods, types of customers and regulatory responsibilities. Commercial Banking derives its revenue from a wide range of banking services, including lending activities, acceptance of demand, savings and time deposits, safe deposit facilities, merchant credit card services, trust and investment management, data processing, brokerage services, mortgage banking, and loan servicing for investor portfolios.

   Immaterial operating segments of the Company's operations, which do not have similar characteristics to the commercial banking operations and do not meet the quantitative thresholds requiring disclosure, are included in the Other category in the disclosure of business segments below.

   The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies included in Note 1 of the Company's 1999 Annual Report on Form 10-K. The consolidation adjustment reflects certain eliminations of inter-segment revenue, cash and parent company investments in subsidiaries.

For the Three Months Ended                                                             Consolidation
                                                       Commercial  Banking  Other (2)   Adjustments    Consolidated
                                                     --------------------------------------------------------------
March 31, 2000

Net interest revenue (1)                                        $   42,505  $     75       $     (57)    $   42,523
Noninterest income                                                  13,168       792       $      (9)        13,951
Provision for Loan Losses                                            2,175         -               -          2,175
Noninterest expense                                                 32,065       936              (9)        32,992
                                                     --------------------------------------------------------------
Net income before tax                                               21,433       (69)            (57)        21,307
Income tax expense/(benefit)                                         6,725        (9)              -          6,716
Net Income                                                      $   14,708  $    (60)      $     (57)    $   14,591
                                                     ==============================================================
End of Period Assets                                            $3,834,257  $342,818       $(338,041)    $3,839,034

For the Three Months Ended                                                             Consolidation
                                                       Commercial Banking   Other (2)   Adjustments    Consolidated
                                                     --------------------------------------------------------------
March 31, 1999

Net interest revenue (1)                                   $   43,008       $     93       $     (73)    $   43,028
Noninterest income                                             15,515            643               -         16,158
Provision for Loan Losses                                       2,175              -               -          2,175
Noninterest expense                                            37,113          1,104               -         38,217
                                                     --------------------------------------------------------------
Net income before tax                                          19,235           (368)            (73)        18,794
Income tax expense/(benefit)                                    6,928            (53)              -          6,875
Net Income                                                 $   12,307       $   (118)      $     (73)    $   11,919
                                                     ==============================================================
End of Period Assets                                       $4,157,111       $401,872       $(382,905)    $4,176,078

(1) The Commercial Banking segment derives a majority of its revenue from interest. In addition, management primarily relies on net interest revenue, not the gross revenue and expense amounts, in managing that segment. Therefore, only the net amount has been disclosed.
(2) Revenue derived from these non-reportable segments includes insurance commissions from various insurance related products and services as well as the operations of the bank holding company.


NOTE 7  - SUBSEQUENT EVENT

   On April 19, 2000, the Company declared regular dividends of approximately $6.7 million, or $0.24 per share, to be paid on May 19, 2000 to shareholders of record on May 5, 2000.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

   On May 28, 1999, Chittenden Corporation ("Chittenden" or "the Company") completed the acquisition of Vermont Financial Services Corp. (VFSC) in a stock-for-stock transaction accounted for as a pooling of interests. Accordingly, the consolidated financial statements of the Company have been restated to reflect the acquisition as of the beginning of the earliest period presented. The Company recognized $792,000 of after-tax special charges in the first quarter of 2000 related to the final branch sale required as a condition of the regulatory approval of the acquisition. Results excluding these special charges are referred to in the following discussion as operating.

   A reconciliation of the Company's net income to its operating earnings for the three-month period ended March 31, 2000 and 1999 is presented below:

                                                                 For the Three Months
                                                                    Ended March 31,
                                                               -----------------------
                                                                      2000        1999

Net income                                                         $14,591     $11,919
Add:
     Loss on branch sale                                               833           -
     Tax effect of adjustment for loss on branch sale                  (41)          -
Operating net income                                               $15,383     $11,919
                                                               =======================
Diluted Operating EPS                                              $  0.54     $  0.42

   The Company has completed the sale of all eighteen branches as required by the U.S. Department of Justice and the Federal Reserve in the approval of the merger transaction with VFSC. Total loans and deposits sold to the buyers were approximately $131 million and $469 million, respectively.

   Chittenden Corporation posted first quarter 2000 operating net income of $0.54 per diluted share, compared to the $0.42 per diluted share posted in the first quarter of last year. Operating net income for the first quarter of 2000 was $15.4 million, compared to the $11.9 million recorded in the same quarter a year ago. Operating return on average equity was 17.35% for the quarter ended March 31, 2000 compared with 12.44% for the same period in 1999. Operating return on average assets was 1.60% for the first quarter of 2000, up from 1.16% for the first quarter of last year.

   Net interest income on a tax equivalent basis for the three months ended March 31, 2000 was $43.1 million, down slightly from $43.7 million for the same period a year ago. The yield on earning assets increased from 4.60% in the first quarter of 1999 to 4.81% for the same period in 2000. The decrease in net interest income from the comparable three month period is attributable to lower levels of average earning assets resulting from required branch divestitures, the majority of which occurred during the second half of 1999.

   The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the three months ended March 31,

                                                                       2000                                  1999
                                                      --------------------------------------------------------------------------
                                                                     Interest       Average                Interest     Average
                                                         Average     Income/        Yield/    Average      Income/      Yield/
                                                         Balance     Expense (1)    Rate (1)  Balance      Expense (1)  Rate (1)
                                                      --------------------------------------------------------------------------
Assets                                                                             (in thousands)
Interest-earning assets:
   Loans                                                $2,920,499      $60,105      8.28%  $2,785,443      $56,952      8.29%
   Investments:
      Taxable                                              671,368       10,729      6.43%     970,824       14,537      6.07%
      Tax-favored securities                                 8,345          130      6.26%      57,226          738      5.23%
   Interest-bearing deposits in banks                          275            3      4.14%       4,224           23      2.21%
   Federal funds sold                                        1,205           17      5.67%      36,875          449      4.94%
                                                       ------------------------             -----------------------
      Total interest-earning assets                      3,601,692       70,984      7.93%   3,854,592       72,699      7.65%
                                                                  -------------                         -----------
Noninterest-earning assets                                 295,614                             362,042
Allowance for loan losses                                  (41,694)                            (42,120)
   Total assets                                         $3,855,612                          $4,174,514
                                                       ===========                          ==========

Liabilities and stockholders' equity
Interest-bearing liabilities:
   Savings and interest-bearing transactional accounts  $1,818,721      $14,094      3.12%  $2,020,414      $14,019      2.81%
   Certificates of deposit under $100,000 and other        647,039        2,658      5.20%     796,745       11,088      5.64%
    time deposits
   Certificates of deposit $100,000 and over               205,725        7,727      4.80%     196,441        2,263      4.67%
                                                      -------------------------          --------------------------
      Total interest-bearing deposits                    2,671,485       24,479      3.69%   3,013,600       27,370      3.68%
Short-term borrowings                                      233,961        3,450      5.93%     133,173        1,643      5.00%
                                                      -------------------------          --------------------------
      Total interest-bearing liabilities                 2,905,446       27,929      3.87%   3,146,773       29,013      3.74%
                                                                  -------------                       -------------

Noninterest-bearing liabilities:
  Demand deposits                                          515,045                             583,164
  Other liabilities                                         78,482                              56,042
                                                      ------------                       -------------
      Total liabilities                                  3,498,973                           3,785,979
Stockholders' equity                                       356,639                             388,535
                                                      ------------                       -------------
         Total liabilities and stockholders' equity     $3,855,612                          $4,174,514
                                                      ============                       =============
Net interest income                                                     $43,055                             $43,686
                                                                  =============                       =============
Interest rate spread (2)                                                             4.06%                               3.91%
Net yield on earning assets (3)                                                      4.81%                               4.60%

(1) On a fully taxable equivalent basis, calculated using a Federal income tax rate of 35%. Loan income includes fees.
(2) Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(3) Net yield on earning assets is net interest income divided by total interest-earning assets.

  Operating noninterest income amounted to $14.0 million for the first quarter of 2000, down from $16.2 million for the first quarter of 1999. The $2.2 million decline in noninterest income for the first quarter of 2000 was primarily attributable to reductions in gains on sales of mortgage loans related to lower volumes due to higher market interest rates. Also contributing were lower levels of service charges on deposit accounts due to the required branch divestitures and to the temporary waiving of certain fees for Vermont National customers during conversion to Chittenden Bank systems in the first quarter of 2000.

  Operating noninterest expenses declined 16% to $32.2 million for the first quarter from $38.2 million for same period last year. The reduction in noninterest expenses was due to lower levels of amortization of intangibles resulting from the recovery of goodwill related to the divested branches, reduced compensation expense caused by lower staffing levels, and reduced depreciation expense related to duplicative fixed assets written off as a result of the merger. Also contributing was a $1.3 million curtailment gain recorded upon the merger of the Vermont National Bank and Chittenden Bank pension plans. This amount was recognized as a reduction to pension expense in the employee benefits line of noninterest expense.

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

  For the three months ended March 31, 2000 and 1999, Federal and state income tax provisions amounted to $6.7 million and $6.9 million, respectively. The effective tax rates for the respective periods were 31.5% and 36.6%. During all periods, the Company's statutory Federal corporate tax rate was 35%. The Company's effective tax rates differed from the statutory rates primarily because of non-tax-deductible amortization of goodwill related to VFSC's acquisition of Eastern Bancorp. The higher effective rate produced by these nondeductible expenses was partially reduced by 1) the proportion of interest income from state and municipal securities and corporate dividend income, which are partially exempt from Federal taxation and 2) tax credits on investments in qualified low income housing projects. The reduction in the Company's effective tax rate from 1999 to 2000 reflects lower levels of non-tax deductible goodwill resulting from the impaired goodwill written off in the second quarter of 1999 upon the consummation of the merger of Chittenden and VFSC, as well as recognition of the tax deductibility of certain transaction related expenses previously treated as non-tax deductible for accrual purposes.

Financial Position

  The Company invests the majority of its assets in loans and investments. Total loans increased $53 million, to $2.95 billion at March 31, 2000. This increase was primarily attributable to growth in the commercial and consumer portfolios. Total deposits at March 31, 2000 were $3.2 billion, flat from December 31, 1999, due primarily to the divestiture of $27 million of deposits in branch sale late in the first quarter of 2000. After adjusting for deposits divested in all branch sales, total deposits increased by $55.4 million from March 31, 1999 to March 31, 2000. The decrease in securities available for sale of $12.2 million from December 31, 1999 to $637.2 million at March 31, 2000 is primarily attributable to the sale of securities to fund the final branch divestiture.

Credit Quality

Nonperforming assets include nonaccrual loans and foreclosed real estate (Other Real Estate Owned). As of March 31, 2000, nonperforming assets totaled $12.0 million, up from $9.6 million at December 31, 1999 and down from $17.7 million
at the end of the first quarter of 1999.    The increase from December 31, 1999
was due to higher levels of nonperforming commercial loans driven by one customer relationship. Net charge-off activity totaled $2.0 million for the first quarter of 2000 compared to $1.1 million for the same period in 1999. The allowance for loan losses was $41.2 million at March 31, 2000, down from $42.3 million a year ago, and up slightly from $41.1 million at December 31, 1999.

  A summary of credit quality follows:

                                                             3/31/00            12/31/99              9/30/99             3/31/99
                                               ----------------------------------------------------------------------------------
                                                                                  (In thousands)
 Nonaccrual loans                                           $ 11,280           $   9,172             $ 11,397            $ 16,145
 Other real estate owned (OREO)                                  690                 416                  695               1,560
 Total nonperforming assets (NPA)                           $ 11,970           $   9,588             $ 12,092            $ 17,705
                                               ==================================================================================

 Loans past due 90 days or more                             $  6,594           $   5,016             $  5,881            $  5,161
          and still accruing  interest
 Allowance for loan losses                                    41,228              41,079               40,844              42,263
 NPA as % of loans plus OREO                                    0.41%               0.33%                0.41%               0.62%
 Allowance as % of loans                                        1.40%               1.42%                1.38%               1.50%
 Allowance as % of nonperforming loans                        365.50%             447.87%              358.38%             265.17%
 Allowance as % of NPA                                        344.43%             428.44%              337.78%             238.71%

Provisions for and activity in the allowance for loan losses are summarized as follows:

                                                                  Three Months
                                                                 Ended March 31,
                                                               2000               1999
                                                          ----------------------------
                                                                   (In thousands)
 Beginning Balance                                          $41,079            $41,209
 Provision for Loan Losses                                    2,175              2,175
 Loans Charged Off                                           (2,793)            (2,680)
 Loan Recoveries                                                767              1,559
                                                          ----------------------------
 Ending Balance                                             $41,228            $42,263
                                                          ============================

  The allowance to possible loan losses is based on management's estimate of the amount required to reflect the risks in the loan portfolio, based on circumstances and conditions known at each reporting date. Adequacy of the allowance is determined using a consistent, systematic methodology which analyzes the size and risk of the loan portfolio. In addition to evaluating the collectibility of specific loans when determining the adequacy of the allowance for possible loan losses, management also takes into consideration other factors such as changes in the mix and volume of the loan portfolio, historic loss experience, the amount of the delinquencies and loans adversely classified, and economic trends. The adequacy of the allowance for possible loan losses is assessed by an allocation process whereby specific loss allocations are made against certain adversely classified loans, and general loss allocations are made against segments of the loan portfolio which have similar attributes. The Company's historical loss experience, industry trends, and the impact of the local and regional economy on the Company's borrowers, were considered by management in determining the adequacy of the allowance for possible loan losses.

Capital

  Stockholders' equity totaled $351.6 million at March 31, 2000, compared to $362.5 million at year-end 1999. The current level reflects the dividends paid to shareholders totaling $6.2 million, an increase in the net income of $14.6 million, and share repurchases totaling $20.4 million. Through the first quarter of 2000, approximately 776,000 shares have been repurchased. "Tier One" capital, consisting entirely of common equity, measured 11.19% of risk-weighted assets at March 31, 2000. Total capital, including the "Tier Two" allowance for loan losses, was 12.45% of risk-weighted assets. The leverage capital ratio was 8.86%. These ratios placed Chittenden in the "well-capitalized" category according to regulatory standards.

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

  The measure of an institution's liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. At March 31, 2000, the Company maintained cash balances and short-term investments of approximately $128.2 million, compared with $150.4 million at December 31, 1999.

  Interest-rate risk is the sensitivity of income to variations in interest rates over both short-term and long-term horizons. The primary goal of interest-rate management is to control this risk within limits approved by the Board of Directors. These limits and guidelines reflect the Company's tolerance for interest-rate risk. The Company attempts to control interest-rate risk by identifying exposures, quantifying them and taking appropriate actions. The Company quantifies its interest-rate risk exposure using sophisticated simulation and valuation models, as well as simpler gap analyses. For a full discussion of interest-rate risk see "Liquidity and Rate Sensitivity" in the Company's 1999 annual report on Form 10-K. There has not been a material change in the Company's interest-rate exposure or its anticipated market risk during the current period.

                          PART II - OTHER INFORMATION


 Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

         Exhibit 27      Financial Data Schedule

(b)  REPORTS ON FORM 8-K

        The Company's first quarter press release announcing the authorization to repurchase up to 2,000,000 shares of its common stock was filed on Form 8-K on January 26, 2000.

                             CHITTENDEN CORPORATION
                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CHITTENDEN CORPORATION
                                        Registrant




May 12, 2000                            /S/ PAUL A. PERRAULT
------------                            ----------------------------
Date                                    Paul A. Perrault,
                                        Chairman, President and
                                        Chief Executive Officer



May 12, 2000                            /S/ KIRK W. WALTERS
------------                            ----------------------------
Date                                    Kirk W. Walters
                                        Executive Vice President,
                                        Treasurer, and Chief Financial Officer