Form 10-Q
period 2000-06-30
CHITTENDEN CORP /VT/
filed 2000-08-11
CIK 200138

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                    FORM 10-Q

              X    Quarterly Report Pursuant to Section 13 or 15(d)
             ---
                     of the Securities Exchange Act of 1934
                       For Six Months Ended June 30, 2000

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

                                 YES  X      NO
                                      -

At August 4, 2000, there were 26,541,732 shares of the Corporation's $1.00 par value common stock issued and outstanding.

                         PART I.  FINANCIAL INFORMATION

                          Item 1. Financial Statements

Chittenden Corporation
Consolidated Balance Sheets
(Unaudited)


                                                                                               June 30,    December 31,
                                                                                                 2000           1999
                                                                                            ---------------------------
                                                                                                   (in thousands)
Assets
Cash and cash equivalents                                                                     $  155,785     $  150,415
Securities available for sale                                                                    613,104        649,471
FHLB and FRB stock                                                                                12,311         16,879
Mortgage loans held for sale                                                                       8,848          2,926
Loans:
  Commercial                                                                                     483,134        445,426
  Municipal                                                                                       67,942         90,148
  Real Estate:
     Residential                                                                               1,065,837      1,067,463
     Commercial                                                                                  720,532        689,254
     Construction                                                                                 70,684         57,429
                                                                                            ---------------------------
              Total Real Estate                                                                1,857,053      1,814,146
  Consumer                                                                                       512,265        546,010
                                                                                            ---------------------------
       Total Loans                                                                             2,920,394      2,895,730
Less: Allowance for loan losses                                                                  (39,643)       (41,079)
                                                                                            ---------------------------
  Net loans                                                                                    2,880,751      2,854,651

Accrued interest receivable                                                                       26,117         25,399
Other real estate owned                                                                              579            416
Other assets                                                                                      55,430         67,499
Premises and equipment, net                                                                       46,339         41,052
Intangible assets                                                                                 16,827         18,589
                                                                                            ---------------------------
  Total assets                                                                                $3,816,091     $3,827,297
                                                                                            ===========================

Liabilities:
Deposits:
   Demand                                                                                     $  496,762     $  532,120
   Savings                                                                                     1,828,440      1,807,843
    Certificates of deposit less than $100,000 and other time deposits                           617,941        649,051
    Certificates of deposit $100,000 and over                                                    221,762        215,084
                                                                                            ---------------------------
    Total deposits                                                                             3,164,905      3,204,098
Short-term borrowings                                                                            286,013        197,072
Accrued expenses and other liabilities                                                            31,429         63,667
                                                                                            ---------------------------
     Total liabilities                                                                         3,482,347      3,464,837
Commitments and contingencies
Stockholders' Equity:
Preferred stock - $100 par value
  authorized - 1,000,000 shares; issued and outstanding - none
Common stock - $1 par value; authorized - 60,000,000 shares;                                      28,512         28,380
  issued - 28,512,358 in 2000 and 28,380,040 in 1999
Surplus                                                                                          151,922        149,828
Retained earnings                                                                                205,289        189,018
Treasury stock, at cost - 1,757,390 shares in 2000 and 1,808 shares in 1999                      (46,891)           (24)
Accumulated other comprehensive income                                                            (7,578)        (7,018)
Directors deferred compensation to be settled in stock                                             2,625          2,449
Unearned portion of employee restricted stock                                                       (135)          (173)
                                                                                            ---------------------------
  Total stockholders' equity                                                                     333,744        362,460
                                                                                            ---------------------------
  Total liabilities and stockholders' equity                                                  $3,816,091     $3,827,297
                                                                                            ===========================

The accompanying notes are an integral part of these consolidated financial statements.

Chittenden Corporation
Consolidated Statements of Operations
(Unaudited)


                                                                        For the Three Months               For the Six Months
                                                                           Ended June 30,                    Ended June 30,
                                                                        2000             1999             2000            1999
                                                         ---------------------------------------------------------------------
                                                                          (in thousands, except per share data)
Interest income:
Interest on loans                                                    $61,319         $ 57,442         $120,935        $113,949
Investment securities:
      Taxable                                                         10,136           13,418           20,865          27,955
      Tax-favored                                                         88              533              176           1,059
      Short-term investments                                             142              423              161             894
                                                         ---------------------------------------------------------------------
     Total interest income                                            71,685           71,816          142,137         143,857
                                                         ---------------------------------------------------------------------
Interest expense:
Deposits:
 Savings                                                              15,400           13,459           29,493          28,269
 Time                                                                 10,776           13,414           21,162          25,974
                                                         ---------------------------------------------------------------------
     Total interest on deposits                                       26,176           26,873           50,655          54,243
 Short-term borrowings                                                 4,307            1,567            7,757           3,210
                                                         ---------------------------------------------------------------------
   Total interest expense                                             30,483           28,440           58,412          57,453
                                                         ---------------------------------------------------------------------
Net interest income                                                   41,202           43,376           83,725          86,404
Provision for loan losses                                              2,175            2,175            4,350           4,350
                                                         ---------------------------------------------------------------------
Net interest income after provision for loan losses                   39,027           41,201           79,375          82,054
                                                         ---------------------------------------------------------------------
Noninterest income:
 Investment management and trust income                                3,375            3,657            6,868           7,199
 Service charges on deposit accounts                                   3,421            4,884            7,108           9,450
 Mortgage servicing income                                             1,121              807            2,058           1,739
 Gains on sales of mortgage loans, net                                   570            1,459            1,181           3,290
 Credit card income, net                                               1,473            1,350            2,626           2,593
 Insurance commissions, net                                              688              560            1,469           1,201
 Other                                                                 3,590            3,781            6,879           7,185
                                                         ---------------------------------------------------------------------
     Total noninterest income                                         14,238           16,498           28,189          32,657
Noninterest expense:
 Salaries                                                             13,221           15,108           27,022          30,041
 Employee benefits                                                     2,724            4,299            5,252           8,804
 Net occupancy expense                                                 3,664            6,353            8,492          12,868
 Other real estate owned, income and expense, net                        (17)             262              (67)            292
 Special charges                                                           -           70,995              833          70,995
 Other                                                                11,583           12,259           22,635          24,490
                                                         ---------------------------------------------------------------------
       Total noninterest expense                                      31,175          109,276           64,167         147,490
                                                         ---------------------------------------------------------------------
Income (loss) before income tax expense (benefit)                     22,090          (51,577)          43,397         (32,779)
Income tax expense (benefit)                                           7,620           (7,174)          14,336            (294)
                                                         ---------------------------------------------------------------------
   Net income (loss)                                                 $14,470         $(44,403)        $ 29,061        $(32,485)
                                                         =====================================================================

Basic earnings (loss) per share                                        $0.53           $(1.58)           $1.05          $(1.16)
Diluted earnings (loss) per share                                       0.53            (1.58)            1.04           (1.16)
Dividends per share                                                    $0.24            $0.22             0.46            0.42


The accompanying notes are an integral part of these consolidated financial statements

Chittenden Corporation
Consolidated Statements of CashFlows
(Unaudited)



                                                                                                For the Six Months
                                                                                                   Ended June 30,
                                                                                                  2000        1999
                                                                                            -----------------------
                                                                                                (in thousands)
Cash flows from operating activities:
 Net income (loss)                                                                           $  29,061   $ (32,485)
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Provision for loan losses                                                                     4,350       4,350
   Depreciation and amortization                                                                 2,596       5,304
   Amortization of intangible assets                                                             1,060       2,930
   Amortization of premiums, fees, and discounts, net                                              253       2,150
   Merger related expenses                                                                           -      49,866
   Write-off of goodwill related to sale of branch                                                 702      21,129
   Investment securities (gains) losses                                                            688           -
   Deferred income taxes                                                                        10,417     (47,809)
   Loans originated for sale                                                                   (82,858)   (234,701)
   Proceeds from sales of loans                                                                 78,117     273,371
   Gains on sales of loans                                                                      (1,181)     (3,290)
 Changes in assets and liabilities:
   Accrued interest receivable                                                                    (718)      6,348
   Other assets                                                                                  3,178       1,094
   Accrued expenses and other liabilities                                                      (32,253)     22,885
                                                                                           -----------------------
     Net cash provided by operating activities                                                  13,412      71,142
                                                                                           -----------------------

Cash flows from investing activities:

 Proceeds from maturing securities and principal payments                                      236,173     451,692
      on securities available for sale
 Purchases of securities available for sale                                                   (196,998)   (317,660)
 Loans originated, net of principal repayments                                                 (31,758)   (146,448)
 Purchases of premises and equipment                                                            (7,883)     (9,467)
                                                                                           -----------------------
       Net cash used in investing activities                                                      (466)    (21,883)
                                                                                           -----------------------

Cash flows from financing activities:

 Net increase (decrease) in deposits                                                           (39,193)   (124,886)
 Net increase (decrease) in short-term borrowings                                               88,942      (1,636)
 Cash paid for fractional shares                                                                     -         (37)
 Tax benefit of stock plans                                                                        856           -
 Proceeds from issuance of treasury and common stock                                             1,707       7,348
 Dividends on common stock                                                                     (12,807)    (10,355)
 Repurchase of common stock                                                                    (47,081)          -
                                                                                           -----------------------
     Net cash used in financing activities                                                      (7,576)   (129,566)
                                                                                           -----------------------
 Net increase (decrease) in cash and cash equivalents                                            5,370     (80,307)
 Cash and cash equivalents at beginning of period                                              150,415     267,748
                                                                                           -----------------------
     Cash and cash equivalents at end of period                                              $ 155,785   $ 187,441
                                                                                           =======================

Supplemental disclosure of cash flow information: Cash paid during the period for:

   Interest                                                                                  $  59,886   $  57,953
   Income taxes                                                                                  6,875      14,017
 Non-cash investing and financing activities:

   Loans transferred to other real estate owned                                                  1,480         752
   Issuance of treasury and restricted stock                                                        70          75


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

NOTE 3 - SPECIAL CHARGES

   Special charges of $71 million (pre-tax) were recorded during the second quarter of 1999 which included merger related expenses of $49.9 million and $21.1 million related to the write-off of impaired goodwill. The merger related expenses included asset disposal write-downs, conversion, severance and transaction costs, such as legal, advisory and accounting fees. The impaired goodwill, which related to VFSC's purchase of Eastern Bancorp, was written off as a result of divestitures required by the U.S. Department of Justice and the Federal Reserve. On an after-tax basis, special charges amounted to $56.5 million in the second quarter of 1999. Included in accrued expenses and other liabilities at June 30, 2000, are merger related expenses totaling $3.2 million which will be paid in future periods.

The change in accrued merger related expenses at June 30, 2000 is summarized below (amounts in thousands):


                                                     Accrual Balance as         Less:                      Accrual Balance as
                                                    of December 31, 1999        Cash Transactions           of June 30, 2000
                                               =================================================================================
Compensation and Benefits                                             $6,730                 $3,486                       $3,244
System Conversion                                                      1,664                  1,664                            -
Other                                                                  1,244                  1,244                            -
                                               ---------------------------------------------------------------------------------
Total                                                                 $9,638                 $6,394                       $3,244
                                               =================================================================================

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes the accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment. Statement 133 was amended by SFAS No. 137

"Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133, and by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which made certain technical revisions to the original standard. SFAS No. 133, as amended, will be effective for the Company's fiscal year beginning January 1, 2001. The Company has the option to elect to early adopt the Statement at the beginning of its next fiscal quarter. The statement cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). The Company has not yet quantified the impact of adopting Statement 133 on its consolidated financial statements and has not determined the timing of or method of its adoption of the Statement.

NOTE 5 - COMPREHENSIVE INCOME

   The Company's comprehensive income for the three-month and six-month periods ended June 30, 2000 and 1999 is presented below (amounts in thousands):


                                                                        For the Three Months    For the Six Months
                                                                            Ended June 30,         Ended June 30,
                                                                           2000       1999       2000       1999
                                                                    ----------------------------------------------
Net Income (loss)                                                       $14,470   $(44,403)   $29,061   $(32,485)
Unrealized losses on investment securities:
Unrealized holding gains (losses) on securities available for
 sale, net of tax                                                           259     (5,821)    (1,035)    (9,250)
Reclassification adjustments for (gains) losses arising during
 period, net of tax                                                           -          -        475          -
                                                                    ----------------------------------------------
 Total Comprehensive income (loss)                                      $14,729   $(50,224)   $28,501   $(41,735)
                                                                    ==============================================

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


For the Three Months Ended June 30, 2000                  Commercial                    Consolidation
(In Thousands)                                             Banking         Other (2)     Adjustments   Consolidated
                                                     --------------------------------------------------------------
Net interest revenue (1)                                    $   41,194      $    122       $    (114)    $   41,202
Noninterest income                                              13,545           681              12         14,238
Provision for loan losses                                        2,175             -               -          2,175
Noninterest expense                                             30,406           757              12         31,175
                                                     --------------------------------------------------------------
Net income (loss) before income tax                             22,158            46            (114)        22,090
Income tax expense/(benefit)                                     7,599            21               -          7,620
                                                     --------------------------------------------------------------
Net income (loss)                                           $   14,559      $     25       $    (114)    $   14,470
                                                     ==============================================================
End of Period Assets                                        $3,814,718      $342,606       $(341,233)    $3,816,091


For the Three Months Ended June 30, 1999                  Commercial                    Consolidation
(In Thousands)                                             Banking         Other (2)     Adjustments   Consolidated
                                                     --------------------------------------------------------------

Net interest revenue (1)                                    $   43,360       $     71       $     (55)    $   43,376
Noninterest income                                              15,892            611              (5)        16,498
Provision for loan losses                                        2,175              -               -          2,175
Noninterest expense                                             96,091         13,190              (5)       109,276
                                                     ---------------------------------------------------------------
Net income (loss) before income tax                            (39,014)       (12,508)            (55)       (51,577)
Income tax expense/(benefit)                                    (6,962)          (212)              -         (7,174)
                                                     --------------------------------------------------------------
Net income (loss)                                           $  (32,052)      $(12,296)      $     (55)    $  (44,403)
                                                     ===============================================================
End of Period Assets                                        $4,148,901       $351,846       $(391,838)    $4,108,909

For the Six Months Ended June 30, 2000                    Commercial                    Consolidation
(In Thousands)                                             Banking         Other (2)     Adjustments   Consolidated
                                                     --------------------------------------------------------------

Net interest revenue (1)                                    $   83,699      $    198       $    (172)    $   83,725
Noninterest income                                              26,713         1,473               3         28,189
Provision for loan losses                                        4,350             -               -          4,350
Noninterest expense                                             62,471         1,693               3         64,167
                                                     --------------------------------------------------------------
Net income (loss) before income tax                             43,591           (22)           (172)        43,397
Income tax expense/(benefit)                                    14,324            12               -         14,336
                                                     --------------------------------------------------------------
Net income (loss)                                           $   29,267      $    (34)      $    (172)    $   29,061
                                                     ==============================================================
End of Period Assets                                        $3,814,718      $342,606       $(341,233)    $3,816,091

For the Six Months Ended June 30, 1999                    Commercial                    Consolidation
(In Thousands)                                             Banking         Other (2)     Adjustments   Consolidated
                                                     --------------------------------------------------------------

Net interest revenue (1)                                    $   86,367       $    163       $    (126)    $   86,404
Noninterest income                                              31,408          1,254              (5)        32,657
Provision for loan losses                                        4,350              -               -          4,350
Noninterest expense                                            133,200         14,295              (5)       147,490
                                                     ---------------------------------------------------------------
Net income (loss) before income tax                            (19,775)       (12,878)           (126)       (32,779)
Income tax expense/(benefit)                                       (30)          (264)              -           (294)
                                                     --------------------------------------------------------------
Net income (loss)                                           $  (19,745)      $(12,614)      $    (126)    $  (32,485)
                                                     ===============================================================
End of Period Assets                                        $4,148,901       $351,846       $(391,838)    $4,108,909

(1) The Commercial Banking segment derives a majority of its revenue from interest. In addition, management primarily relies on net interest revenue, not the gross revenue and expense amounts, in managing the segment. Therefore, only the net amount has been disclosed.

(2) Revenue derived from these non-reportable segments includes insurance commissions from various insurance related products and services.

NOTE 7  - SUBSEQUENT EVENT

   On July 20, 2000, the Company declared regular dividends of approximately $6.6 million, or $0.24 per share, to be paid on August 18, 2000 to shareholders of record on August 4, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

   On May 28, 1999, Chittenden Corporation ("Chittenden" or "the Company") completed the acquisition of Vermont Financial Services Corp. (VFSC) in a stock-for-stock transaction accounted for as a pooling of interests. Accordingly, the consolidated financial statements of the Company have been restated to reflect the acquisition as of the beginning of the earliest period presented. The Company recognized $792,000 of after-tax special charges in the first quarter of 2000 related to the final branch sale required as a condition of the regulatory approval of the acquisition. After tax special charges taken in the first half of 1999 were $ 56.5 million. Results excluding these special charges are referred to in the following discussion as operating.

   A reconciliation of the Company's net income (loss) to its operating earnings for the periods ended June 30, 2000 and 1999 is presented below (amounts in thousands):


                                                               For the Three Months    For the Six Months
                                                                  Ended June 30,         Ended June 30,
                                                             --------------------------------------------
                                                                    2000       1999       2000       1999

Net income (loss)                                                $14,470   $(44,403)   $29,061   $(32,485)
Add:
     Loss on branch sale                                               -          -        833          -
     Impaired goodwill written off upon merger                         -     21,129          -     21,129
     Merger costs                                                      -     49,866          -     49,866
     Tax effect of adjustment for loss on branch sale                  -          -        (41)         -
     Tax effect of merger costs                                        -    (14,465)         -    (14,465)
                                                             --------------------------------------------
Operating net income                                             $14,470   $ 12,127    $29,853   $ 24,045
                                                             ============================================
Diluted Operating EPS                                            $  0.53      $0.42    $  1.07      $0.84

   The Company has completed the sale of all eighteen branches as required by the U.S. Department of Justice and the Federal Reserve in the approval of the merger transaction with VFSC. Total loans and deposits sold to the buyers were approximately $131 million and $469 million, respectively.

   Chittenden Corporation posted second quarter 2000 net income of $0.53 per diluted share, compared to the operating net income of $0.42 per diluted share posted in the second quarter of last year. Net income for the second quarter of 2000 was $14.5 million, compared to operating net income $12.1 million recorded in the same quarter a year ago. Operating return on average equity was 17.32% for the quarter ended June 30, 2000 compared with 12.28% for the same period in 1999. Operating return on average assets was 1.52% for the second quarter of 2000, up from 1.17% for the second quarter of last year.

   For the first six months of 2000, diluted operating earnings per share were $1.07, an increase of 27% over the $0.84 per share for the same time period in 1999. Year to date operating net income for 2000 was $29.9 million, an increase of $5.8 million over the same period a year ago. Operating return on average equity and operating return on average assets for the first six months of 2000 were 17.24% and 1.56%, up from the 12.35% and 1.16% reported in 1999. The increases in operating ROE and ROA were attributable to higher levels of operating net income. Also contributing to the increase in operating ROE were lower levels of average stockholders equity in 2000, which resulted from the one-time merger related charges taken in the second quarter of 1999 and the share repurchase program commenced in January of 2000.

   Net interest income on a tax equivalent basis for the three months ended June 30, 2000 was $41.8 million, down from $44.2 million for the same period a year ago. The yield on earning assets increased from 4.61% in the second quarter of 1999 to 4.66% for the same period in 2000. The decrease in net interest income from the comparable three month period is attributable to lower levels of average earning assets resulting from required branch divestitures which occurred during the second half of 1999 and the first quarter of 2000.

   Net interest income on a tax equivalent basis for the six months ended June 30, 2000 was $84.9 million, down from the $87.9 million for the same period a year ago. The yield on earning assets increased from 4.61% in the first half of 1999 to 4.74% for the same period in 2000. This increase was attributable to increasing yields in the Company's loan and investment portfolios, which outpaced increases in the Company's cost of funds.

   The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the six months ended June 30,

                                                                           2000                           1999
                                                                                                         (Restated)
                                                      -----------------------------------------------------------------------
                                                                       Interest   Average                  Interest   Average
                                                         Average        Income/    Yield/      Average      Income/    Yield/
                                                         Balance     Expense (1) Rate (1)      Balance  Expense (1)  Rate (1)
                                                      -----------------------------------------------------------------------
Assets                                                                             (in thousands)
Interest-earning assets:
   Loans                                                $2,939,535     $122,076      8.35%  $2,821,908     $114,882      8.21%
   Investments:
      Taxable                                              648,330       20,865      6.47%     928,577       27,984      6.08%
      Tax-favored securities                                 8,327          258      6.24%      57,721        1,561      5.45%
   Interest-bearing deposits in banks                          257            5      4.01%       4,748           98      4.16%
   Federal funds sold                                        5,076          156      6.18%      35,302          817      4.67%
                                                      -------------------------           -------------------------
      Total interest-earning assets                      3,601,525      143,360      8.00%   3,848,256      145,342      7.62%
                                                                  -------------                       -------------
Noninterest-earning assets                                 290,063                             362,068
Allowance for loan losses                                  (41,273)                            (42,408)
                                                      ------------                        ------------
   Total assets                                         $3,850,315                          $4,167,916
                                                      ============                        ============

Liabilities and stockholders' equity
Interest-bearing liabilities:

   Savings and interest-bearing transactional accounts  $1,824,724     $ 29,493      3.25%  $2,025,770     $ 29,192      2.91%
   Certificates of deposit under $100,000 and other
    time deposits                                          630,919       15,313      4.88%     774,307       20,083      5.23%
   Certificates of deposit $100,000 and over               218,726        5,849      5.38%     203,544        4,976      4.93%
                                                      -------------------------           -------------------------
      Total interest-bearing deposits                    2,674,369       50,655      3.81%   3,003,621       54,251      3.64%
Short-term borrowings                                      258,145        7,757      6.04%     126,927        3,212      5.10%
                                                      -------------------------           -------------------------
      Total interest-bearing liabilities                 2,932,514       58,412      4.01%   3,130,548       57,463      3.70%
                                                                  -------------                       -------------

Noninterest-bearing liabilities:
  Demand deposits                                          504,040                             588,722
  Other liabilities                                         65,507                              56,335
                                                      ------------                        ------------
      Total liabilities                                  3,502,061                           3,775,605
Stockholders' equity                                       348,254                             392,311
                                                      ------------                        ------------
         Total liabilities and stockholders' equity     $3,850,315                          $4,167,916
                                                      ============                        ============
Net interest income                                                    $ 84,948                            $ 87,879
                                                                  =============                       =============
Interest rate spread (2)                                                             3.99%                               3.92%
Net yield on earning assets (3)                                                      4.74%                               4.61%

(1) On a fully taxable equivalent basis, calculated using a Federal income tax rate of 35%. Loan income includes fees.

(2) Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.

(3) Net yield on earning assets is net interest income divided by total interest-earning assets.

  Noninterest income amounted to $14.2 million for the second quarter of 2000, down from $16.5 million for the second quarter of 1999. The $2.3 million decline in noninterest income for the second quarter of 2000 was primarily attributable to a decrease in service charges on deposit accounts of $1.5 million caused by the required branch divestitures. Also contributing were decreased gains on sales of mortgage loans of $889,000 related to lower volumes due to higher market interest rates.

  Noninterest income for the first half of 2000 was $28.2 million, which decreased by 14% or $4.4 million from the $32.7 million recorded for the same period last year. The primary contributors were service charges on deposit accounts and gains on sales of mortgage loans for the reasons outlined above.

  Operating noninterest expenses declined 19% to $31.2 million for the second quarter from $38.3 million for same period last year. For the first half of the year, operating noninterest expenses declined 17% to $63.3 million from $76.5 million a year ago. The reduction in noninterest expenses was due to reduced compensation expense caused by lower staffing levels, lower levels of incentive compensation accruals and reduced depreciation expense related to duplicative fixed assets written off as a result of the merger. Lower levels of amortization of intangibles resulting from the reduction of goodwill related to the divested branches also contributed to the decline in noninterest expense. Pension expense, included in employee benefits, was also reduced by a $1.3 million curtailment gain recorded in the first quarter of 2000 which was recognized upon the merger of the Vermont National Bank and Chittenden Bank pension plans.

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

  For the six months ended June 30, 2000 and 1999, Federal and state operating income tax provisions amounted to $14.4 million and $14.2 million, respectively. The effective tax rates for the respective periods were 32.5% and 37.1%. During all periods, the Company's statutory Federal corporate tax rate was 35%. The Company's 1999 effective tax rate differed from the statutory rate primarily because of non-tax-deductible amortization of goodwill related to VFSC's acquisition of Eastern Bancorp. The higher effective rate produced by these nondeductible expenses was partially reduced by 1) the proportion of interest income from state and municipal securities and corporate dividend income, which are partially exempt from Federal taxation and 2) tax credits on investments in qualified low income housing projects. The reduction in the Company's effective tax rate from 1999 to 2000 reflects lower levels of non-tax deductible goodwill resulting from the impaired goodwill written off in the second quarter of 1999 upon the consummation of the merger of Chittenden and VFSC, as well as recognition of the tax deductibility of certain transaction related expenses previously treated as non-tax deductible for accrual purposes.

Financial Position

  The Company invests the majority of its assets in loans and marketable securities. Total loans increased $24.6 million from December 31, 1999 to $2.93 billion at June 30, 2000. Total deposits at June 30, 2000 were $3.2 billion, flat from March 31, 2000. After adjusting for deposits divested in all branch sales, total deposits were $79.0 million higher at June 30, 2000 than at June 30, 1999. The decrease in securities available for sale of $36.4 million from December 31, 1999 to $613.1 million at June 30, 2000 is primarily attributable to the sale of securities to fund the final branch divestiture.

Credit Quality

Nonperforming assets include nonaccrual loans and foreclosed real estate (Other Real Estate Owned). As of June 30, 2000, nonperforming assets totaled $12.4 million, up from $9.6 million at December 31, 1999 and down from $14.2 million at the end of the second quarter of 1999. The increase from December 31, 1999 was due to higher levels of nonperforming commercial loans driven by one customer relationship. Net charge-off activity totaled $3.8 million for the second quarter of 2000 compared to $2.0 million for the same period in 1999. The allowance for loan losses was $39.6 million at June 30, 2000, down from $42.4 million a year ago, and $41.1 million at December 31, 1999.

 A summary of credit quality follows:

                                                             6/30/00             3/31/00             12/31/99             6/30/99
                                               ----------------------------------------------------------------------------------
                                                                                  (In thousands)
 Nonaccrual loans                                           $ 11,024            $ 11,280            $   9,172            $ 13,564
 Other real estate owned (OREO)                                  579                 690                  416                 615
                                               ----------------------------------------------------------------------------------
 Total nonperforming assets (NPA)                           $ 11,603            $ 11,970            $   9,588            $ 14,179
                                               ==================================================================================

 Loans past due 90 days or more                             $  4,751            $  6,594            $   5,016            $  4,273
          and still accruing  interest
 Allowance for loan losses                                    39,643              41,228               41,079              42,431
 NPA as % of loans plus OREO                                    0.40%               0.41%                0.33%               0.49%
 Allowance as % of loans                                        1.35%               1.40%                1.42%               1.46%
 Allowance as % of nonperforming loans                        359.61%             365.50%              447.87%             312.82%
 Allowance as % of NPA                                        341.66%             344.43%              428.44%             299.25%

Provisions for and activity in the allowance for loan losses are summarized as follows:


                                                                       Three Months                            Six Months
                                                                       Ended June 30,                         Ended June 30,
                                                                  2000                1999               2000               1999
                                               ---------------------------------------------------------------------------------
                                                              (In thousands)
 Beginning Balance                                             $41,228             $42,263            $41,079            $41,209
 Provision for Loan Losses                                       2,175               2,175              4,350              4,350
 Loans Charged Off                                              (4,816)             (3,073)            (7,649)            (5,753)
 Loan Recoveries                                                 1,056               1,066              1,863              2,625
                                               ---------------------------------------------------------------------------------
 Ending Balance                                                $39,643             $42,431            $39,643            $42,431
                                               =================================================================================

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

Capital

  On January 19, 2000, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Corporation's common stock in negotiated transactions or open market purchases. Chittenden, depending on market conditions, may repurchase its Common Stock without further Board authorization for two years. On July 19, 2000, the Board authorized the repurchase of an additional 2,000,000 shares, bringing the total authorization to 4,000,000 shares.

  Stockholders' equity totaled $333.7 million at June 30, 2000, compared to $362.5 million at year-end 1999. The current level reflects net income of $29.1 million less dividends paid to shareholders totaling $12.8 million, and share repurchases totaling $47.1 million. Through the second quarter of 2000, approximately 1.75 million shares have been repurchased. "Tier One" capital, consisting entirely of common equity, measured 10.71% of risk-weighted assets at June 30, 2000. Total capital, including the "Tier Two" allowance for loan losses, was 11.97% of risk-weighted assets. The leverage capital ratio was 8.27%. These ratios placed Chittenden in the "well-capitalized" category according to regulatory standards.

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

  The measure of an institution's liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. At June 30, 2000, the Company maintained cash balances and short-term investments of approximately $155.8 million, compared with $150.4 million at December 31, 1999.

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

         None.

                             CHITTENDEN CORPORATION
                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CHITTENDEN CORPORATION
                                        Registrant




August 11, 2000                         S/ PAUL A. PERRAULT
---------------                         -------------------
Date                                    Paul A. Perrault,
                                        Chairman, President and
                                        Chief Executive Officer





August 11, 2000                         S/ KIRK W. WALTERS
---------------                         ------------------
Date                                    Kirk W. Walters
                                        Executive Vice President,
                                        Treasurer, and Chief Financial Officer