Form 10-Q
period 2000-09-30
CHITTENDEN CORP /VT/
filed 2000-11-14
CIK 200138

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

              X    Quarterly Report Pursuant to Section 13 or 15(d)
             ---
                    of the Securities Exchange Act of 1934
                   For Nine Months Ended September 30, 2000
                                      or
             __   Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
           For the transition period from ____________to____________


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

                                YES  X      NO
                                     -

At November 6, 2000, there were 26,336,638 shares of the Corporation's $1.00 par value common stock issued and outstanding.

                         PART I.  FINANCIAL INFORMATION

                         Item 1.  Financial Statements

C h i t t e n d e n  C o r p o r a t i o n
C o n s o l i d a t e d  B a l a n c e  S h e e t s
( U n a u d i t e d )



                                                                                              September 30,   December 31,
                                                                                                       2000           1999
                                                                                            ------------------------------
                                                                                                     (in thousands)
Assets
Cash and cash equivalents                                                                        $  135,361     $  150,415
Securities available for sale                                                                       575,376        649,471
FHLB and FRB stock                                                                                   12,311         16,879
Mortgage loans held for sale                                                                          6,893          2,926
Loans:
  Commercial                                                                                        486,490        445,426
  Municipal                                                                                          94,670         90,148
  Real Estate:
       Residential                                                                                1,047,749      1,067,463
       Commercial                                                                                   722,601        689,254
       Construction                                                                                  53,742         57,429
                                                                                            ------------------------------
              Total Real Estate                                                                   1,824,092      1,814,146
  Consumer                                                                                          515,013        546,010
                                                                                            ------------------------------
  Total Loans                                                                                     2,920,265      2,895,730
Less: Allowance for loan losses                                                                     (39,945)       (41,079)
                                                                                            ------------------------------
  Net loans                                                                                       2,880,320      2,854,651

Accrued interest receivable                                                                          25,074         25,399
Other real estate owned                                                                                 430            416
Other assets                                                                                         51,578         67,499
Premises and equipment, net                                                                          46,455         41,052
Intangible assets                                                                                    16,307         18,589
                                                                                            ------------------------------
  Total assets                                                                                   $3,750,105     $3,827,297
                                                                                            ==============================

Liabilities:
Deposits:
  Demand                                                                                         $  511,599     $  532,120
  Savings                                                                                         1,881,873      1,807,843
  Certificates of deposit less than $100,000 and other time deposits                                612,300        649,051
  Certificates of deposit $100,000 and over                                                         208,803        215,084
                                                                                            ------------------------------
  Total deposits                                                                                  3,214,575      3,204,098
Short-term borrowings                                                                               162,386        197,072
Accrued expenses and other liabilities                                                               36,262         63,667
                                                                                            ------------------------------
  Total liabilities                                                                               3,413,223      3,464,837
Commitments and contingencies
Stockholders' Equity:
Preferred stock - $100 par value
  authorized - 1,000,000 shares; issued and outstanding - none
Common stock - $1 par value; authorized - 60,000,000 shares;                                         28,540         28,380
  issued - 28,540,208 in 2000 and 28,380,040 in 1999
Surplus                                                                                             152,346        149,828
Retained earnings                                                                                   213,677        189,018
Treasury stock, at cost - 2,163,217 shares in 2000 and 1,808 shares in 1999                         (56,927)           (24)
Accumulated other comprehensive income                                                               (3,922)        (7,018)
Directors deferred compensation to be settled in stock                                                3,284          2,449
Unearned portion of employee restricted stock                                                          (116)          (173)
                                                                                            ------------------------------
  Total stockholders' equity                                                                        336,882        362,460
                                                                                            ------------------------------
  Total liabilities and stockholders' equity                                                     $3,750,105     $3,827,297
                                                                                            ==============================


The accompanying notes are an integral part of these consolidated financial statements.

C h i t t e n d e n  C o r p o r a t i o n
C o n s o l i d a t e d S t a t e m e n t s o f O p e r a t i o n s ( U n a u d i t e d )



                                                                      For the Three Months           For the Nine Months
                                                                       Ended September 30,            Ended September 30,
                                                                      2000            1999             2000           1999
                                                                    --------------------------------------------------------
                                                                            (in thousands, except per share data)
Interest income:
Interest on loans                                                    $62,738         $59,773         $183,672        $173,721
Investment securities:
  Taxable                                                              9,823          12,108           30,689          39,870
  Tax-favored                                                             85             389              260           1,643
  Short-term investments                                                 331             840              493           1,735
                                                                     --------------------------------------------------------
      Total interest income                                           72,977          73,110          215,114         216,969
                                                                     --------------------------------------------------------
Interest expense:
Deposits:
  Savings                                                             16,564          14,499           46,057          42,823
  Time                                                                11,228          12,273           32,390          38,192
                                                                     --------------------------------------------------------
      Total interest on deposits                                      27,792          26,772           78,447          81,015
  Short-term borrowings                                                3,797           1,585           11,553           4,799
                                                                     --------------------------------------------------------
      Total interest expense                                          31,589          28,357           90,000          85,814
                                                                     --------------------------------------------------------
Net interest income                                                   41,388          44,753          125,114         131,155
Provision for loan losses                                              2,175           2,175            6,525           6,525
                                                                     --------------------------------------------------------
Net interest income after provision for loan losses                   39,213          42,578          118,589         124,630
                                                                     --------------------------------------------------------
Noninterest income:
  Investment management and trust income                               3,482           3,606           10,350          10,805
  Service charges on deposit accounts                                  3,335           4,722           10,390          14,130
  Mortgage servicing income                                            1,029             736            3,087           2,476
  Gains on sales of mortgage loans, net                                  952             956            2,134           4,246
  Credit card income, net                                              1,440           1,606            3,984           4,141
  Insurance commissions, net                                             774             593            2,243           1,794
  Other                                                                3,251           3,802           10,247          10,930
                                                                     --------------------------------------------------------
      Total noninterest income                                        14,263          16,021           42,435          48,522
Noninterest expense:
  Salaries                                                            13,328          14,669           40,633          45,072
  Employee benefits                                                    2,931           3,744            7,879          12,194
  Net occupancy expense                                                3,862           5,041           12,364          16,865
  Amortization of intangibles                                            520             547            1,581           3,475
  Other real estate owned, income and expense, net                        54             (76)             (20)             71
  Special charges                                                          -          (1,739)             833          69,256
  Other                                                               10,241          11,650           31,817          34,235
                                                                     --------------------------------------------------------
      Total noninterest expense                                       30,936          33,836           95,087         181,168
                                                                     --------------------------------------------------------
Income (loss) before income tax expense                               22,540          24,763           65,937          (8,016)
Income tax expense                                                     7,792           8,834           22,128           8,540
                                                                     --------------------------------------------------------
      Net income (loss)                                              $14,748         $15,929         $ 43,809        $(16,556)
                                                                     ========================================================

Basic earnings (loss) per share                                      $  0.56         $  0.56         $   1.61        $  (0.59)
Diluted earnings (loss) per share                                       0.55            0.56             1.59           (0.59)
Dividends per share                                                     0.24            0.22             0.70            0.62


The accompanying notes are an integral part of these consolidated financial statements.

C h i t t e n d e n  C o r p o r a t i o n
C o n s o l i d a t e d   S t a t e m e n t s  o f  C a s h F l o w s
( U n a u d i t e d )


                                                                                            For the Nine Months
                                                                                            Ended September 30,
                                                                                             2000        1999
                                                                                           --------------------
                                                                                              (in thousands)
Cash flows from operating activities:
 Net income (loss)                                                                         $  43,809   $ (16,556)
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Provision for loan losses                                                                   6,525       6,525
   Depreciation and amortization                                                               3,986       7,087
   Amortization of intangible assets                                                           1,581       3,475
   Amortization of premiums, fees, and discounts, net                                          8,586       3,256
   Merger related expenses                                                                         -      49,866
   Write-off of impaired intangible assets                                                         -      21,129
   Gain on branch sales                                                                         (812)     (2,042)
   Investment securities  (gains) losses                                                         689         287
   Deferred income taxes                                                                      11,838     (37,921)
   Loans originated for sale                                                                (132,416)   (392,241)
   Proceeds from sales of loans                                                              130,583     434,965
   Gains on sales of loans                                                                    (2,134)     (4,246)
 Changes in assets and liabilities:
   Accrued interest receivable                                                                   324       1,206
   Other assets                                                                                4,603      (6,898)
   Accrued expenses and other liabilities                                                    (26,256)     20,896
                                                                                           ---------------------
     Net cash provided by operating activities                                                50,906      88,788
                                                                                           ---------------------

Cash flows from investing activities:
 Net cash used in branch divestitures                                                        (22,195)    (22,299)
 Proceeds from maturing securities and principal payments
      on securities available for sale                                                       333,526     598,464
 Purchases of securities available for sale                                                 (251,135)   (366,396)
 Loans originated, net of principal repayments                                               (45,347)   (224,156)
 Purchases of premises and equipment                                                          (9,889)    (11,081)
                                                                                           ---------------------
     Net cash provided by (used in) investing activities                                       4,960     (25,468)
                                                                                           ---------------------

Cash flows from financing activities:
 Net increase (decrease) in deposits                                                          37,543     (68,060)
 Net increase (decrease) in short-term borrowings                                            (34,685)      6,798
  Cash paid for fractional shares                                                                  -         (37)
 Proceeds from issuance of treasury and common stock                                           2,505       7,805
 Dividends on common stock                                                                   (19,166)    (16,538)
 Repurchase of common stock                                                                  (57,117)          -
                                                                                           ---------------------
     Net cash used in financing activities                                                   (70,920)    (70,032)
                                                                                           ---------------------
 Net increase (decrease) in cash and cash equivalents                                        (15,054)     (6,712)
 Cash and cash equivalents at beginning of period                                            150,415     267,999
                                                                                           ---------------------
     Cash and cash equivalents at end of period                                            $ 135,361   $ 261,287
                                                                                           =====================

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Interest                                                                                  $  89,279   $  85,536
   Income taxes                                                                                 24,586      16,846
 Non-cash investing and financing activities:
   Loans transferred to other real estate owned                                                  1,606       1,028
   Issuance of treasury and restricted stock                                                        70          75

The accompanying notes are an integral part of these consolidated financial statements.

Chittenden Corporation
Notes to Consolidted Financial Statements

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

NOTE 3 - SPECIAL CHARGES

   Special charges of $71 million (pre-tax) were recorded during the second quarter of 1999 which included merger related expenses of $49.9 million and $21.1 million related to the write-off of impaired goodwill. The merger related expenses included asset disposal write-downs, conversion, severance and transaction costs, such as legal, advisory and accounting fees. The impaired goodwill, which related to VFSC's purchase of Eastern Bancorp, was written off as a result of divestitures required by the U.S. Department of Justice and the Federal Reserve. (Sold as a result of these divestitures were one branch in the third quarter of 1999, sixteen branches in the fourth quarter of 1999, and one branch in the first quarter of 2000. Total loans and deposits sold to the buyers were approximately $131 million and $469 million, respectively.) On an after-tax basis, special charges amounted to $56.5 million in the second quarter of 1999. Also recorded as special charges were a $1.7 million gain on the sale of a divested branch in the third quarter of 1999 and an $833,000 loss on the sale of the last divested branch in the first quarter of 2000. Included in accrued expenses and other liabilities at September 30, 2000, are merger-related expenses totaling $2.7 million which will be paid in future periods.

The change in accrued merger related expenses at September 30, 2000 is summarized below (amounts in thousands):

                                                                                    Less:
                                                     Accrual Balance as             Cash                 Accrual Balance as
                                                    of December 31, 1999         Transactions           of September 30, 2000
                                               =================================================================================
Compensation and Benefits                                 $6,730                    $4,008                     $2,722
System Conversion                                          1,664                     1,664                          -
Other                                                      1,244                     1,244                          -
                                               ---------------------------------------------------------------------------------
Total                                                     $9,638                    $6,916                     $2,722
                                               =================================================================================

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes the accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment. Statement 133 was amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133, and by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which made certain technical revisions to the original standard. SFAS No. 133, as amended, will be effective for the Company's fiscal year beginning January 1, 2001. The statement cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and
(b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). The Company has not yet quantified the impact of adopting Statement 133 on its consolidated financial statements.

NOTE 5 - COMPREHENSIVE INCOME

     The Company's comprehensive income for the three-month and nine-month periods ended September 30, 2000 and 1999 is presented below (amounts in thousands):

                                                                      For the Three Months   For the Nine Months
                                                                       Ended September 30,   Ended September 30,
                                                                        2000         1999     2000        1999
                                                                    --------------------------------------------
Net Income (loss)                                                       $14,748    $15,929    $43,809   $(16,556)

Unrealized losses on investment securities:
  Unrealized holding gains (losses) on securities available for           3,656     (1,599)     2,621    (10,849)
    sale, net of tax
  Reclassification adjustments for (gains) losses arising during              -        198        475        198
    period, net of tax
                                                                    --------------------------------------------
 Total Comprehensive income (loss)                                      $18,404    $14,528    $46,905   $(27,207)
                                                                    ============================================

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

For the Three Months Ended September 30, 2000                 Commercial                  Consolidation
(In Thousands)                                                  Banking       Other (2)    Adjustments   Consolidated
                                                         ------------------------------------------------------------
Net interest revenue (1)                                     $   41,382      $    127      $    (121)    $   41,388
Noninterest income                                               13,466           877            (80)        14,263
Provision for loan losses                                         2,175             -              -          2,175
Noninterest expense                                              30,044           972            (80)        30,936
                                                         ------------------------------------------------------------
Net income (loss) before income tax                              22,629            32           (121)        22,540
Income tax expense/(benefit)                                      7,764            28              -          7,792
                                                         ------------------------------------------------------------
Net income (loss)                                            $   14,865      $      4      $    (121)    $   14,748
                                                         ============================================================
End of Period Assets                                         $3,742,200      $344,196      $(336,291)    $3,750,105

For the Three Months Ended September 30, 1999                 Commercial                 Consolidation
(In Thousands)                                                  Banking       Other (2)   Adjustments    Consolidated
                                                          -----------------------------------------------------------
Net interest revenue (1)                                     $   44,738     $    126      $   (111)      $   44,753
Noninterest income                                               15,374          699           (52)          16,021
Provision for loan losses                                         2,175            -             -            2,175
Noninterest expense                                              32,967          921           (52)          33,836
                                                          ---------------------------------------------------------
Net income (loss) before income tax                              24,970          (96)         (111)          24,763
Income tax expense/(benefit)                                      8,848          (14)            -            8,834
                                                          ---------------------------------------------------------
Net income (loss)                                            $   16,122     $    (82)     $   (111)      $   15,929
                                                          =========================================================
End of Period Assets                                         $4,154,785     $369,445      $(374,257)     $4,149,973

For the Nine Months Ended September 30, 2000                  Commercial                   Consolidation
(In Thousands)                                                  Banking       Other (2)     Adjustments  Consolidated
                                                          -----------------------------------------------------------
Net interest revenue (1)                                     $  125,082       $    325      $    (293)     $  125,114
Noninterest income                                               40,163          2,349            (77)         42,435
Provision for loan losses                                         6,525              -              -           6,525
Noninterest expense                                              92,500          2,664            (77)         95,087
                                                          -----------------------------------------------------------
Net income (loss) before income tax                              66,220             10           (293)         65,937
Income tax expense/(benefit)                                     22,087             41              -          22,128
                                                          -----------------------------------------------------------
Net income (loss)                                            $   44,133       $    (31)     $    (293)     $   43,809
                                                          ===========================================================
End of Period Assets                                         $3,742,200       $344,196      $(336,291)     $3,750,105

For the Nine Months Ended September 30, 1999                  Commercial                    Consolidation
(In Thousands)                                                  Banking        Other (2)     Adjustments  Consolidated
                                                         -------------------------------------------------------------
Noninterest revenue (1)                                     $  131,107      $    289        $    (241)      $  131,155
Noninterest income                                              46,625         1,953              (56)          48,522
Provision for loan losses                                        6,525             -                -            6,525
Noninterest expense                                            166,008        15,216              (56)         181,168
                                                         -------------------------------------------------------------
Net income (loss) before income tax                              5,199       (12,974)            (241)          (8,016)
Income tax expense/(benefit)                                     8,819          (279)               -            8,540
                                                         -------------------------------------------------------------
Net income (loss)                                           $   (3,620)     $(12,695)       $    (241)      $  (16,556)
                                                         =============================================================
End of Period Assets                                        $4,154,785      $369,445        $(374,257)      $4,149,973

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

NOTE 7  - SUBSEQUENT EVENT

     On October 18, 2000, the Company declared regular dividends of approximately $6.3 million, or $0.24 per share, to be paid on November 17, 2000 to shareholders of record on November 3, 2000.

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

     In the third quarter of 1999, the Company recognized a net after tax gain of $1.1 million on the sale of the first of eighteen Vermont National branches. The Company also recognized $792,000 of after-tax special charges in the first quarter of 2000 related to the final branch sale required as a condition of the regulatory approval of the acquisition. In addition, after tax special charges taken in the second quarter of 1999 were $56.5 million. Results excluding these special charges are referred to in the following discussion as operating. A reconciliation of the Company's net income (loss) to its operating earnings for the periods ended September 30, 2000 and 1999 is presented below (amounts in thousands):

                                                                   For the Three Months           For the Nine Months
                                                                    Ended September 30,           Ended September 30,
                                                             -----------------------------------------------------------------
                                                                    2000          1999            2000          1999
Net income (loss), as reported                                      $14,748     $15,929           $43,809     $(16,556)
Add:
     (Gain) loss on branch sale (1)                                       -      (1,739)              833       (1,739)
     Impaired goodwill written off upon merger                            -           -                 -       21,129
     Merger costs                                                         -           -                 -       49,866
     Tax effect of adjustment for (gain) loss on branch sale              -         608               (41)         608
     Tax effect of merger costs                                           -           -                 -      (14,465)
                                                             -----------------------------------------------------------------
Operating net income                                                $14,748     $14,798           $44,601     $ 38,843
                                                             =================================================================
Diluted Operating EPS                                               $  0.55     $  0.52           $  1.62        $1.36

(1) Net of losses on sale of investments sold to fund branch divestitures ($689 in 2000 and $287 in 1999), losses on sale of fixed assets related to the branches ($255 in 2000 and $16 in 1999), and write-off of goodwill associated with the branches ($701 in 2000).

     The Company has completed the sale of all eighteen branches as required by the U.S. Department of Justice and the Federal Reserve in the approval of the merger transaction with VFSC. Total loans and deposits sold to the buyers were approximately $131 million and $469 million, respectively.

     Chittenden Corporation posted third quarter 2000 net income of $0.55 per diluted share, compared to the operating net income of $0.52 per diluted share posted in the third quarter of last year. Net income for the third quarter of 2000 was $14.7 million, compared to operating net income of $14.8 million recorded in the same quarter a year ago. Operating return on average equity was 17.64% for the quarter ended September 30, 2000 compared with 16.90% for the same period in 1999. Operating return on average assets was 1.54% for the third quarter of 2000, up from 1.42% for the third quarter of last year.

     For the first nine months of 2000, diluted operating earnings per share were $1.62, an increase of 19% over the $1.36 per share for the same period in 1999. Year to date operating net income for 2000 was $44.6 million, an increase of $5.8 million over the same period a year ago. Operating return on average equity and operating return on average assets for the first nine months of 2000 were 17.38% and 1.55%, up from the 13.76% and 1.25% reported in 1999. The increases in operating ROE and ROA were attributable to higher levels of operating net income. Also contributing to the increase in operating ROE were lower levels of average stockholders equity in 2000, which resulted primarily from the share repurchase program commenced in January of 2000.

     Net interest income on a tax equivalent basis for the three months ended September 30, 2000 was $42.0 million, down from $45.5 million for the same period a year ago. The yield on earning assets decreased from 4.73% in the third quarter of 1999 to 4.67% for the same period in 2000. The decrease in net interest income from the comparable three month period is attributable to lower levels of average earning assets resulting from required branch divestitures which occurred during the second half of 1999 and the first quarter of 2000.

     Net interest income on a tax equivalent basis for the nine months ended September 30, 2000 was $126.9 million, down from the $133.5 million for the same period a year ago. The yield on earning assets increased from 4.65% for the first nine months of 1999 to 4.72% for the same period in 2000. This increase was attributable to increasing yields in the Company's loan and investment portfolios, which outpaced increases in the Company's cost of funds.

     The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the nine months ended September 30,

                                                                        2000                                 1999
                                                      ----------------------------------------------------------------------------
                                                                      Interest      Average                Interest      Average
                                                         Average       Income/       Yield/     Average     Income/      Yield/
                                                         Balance      Expense (1)   Rate (1)    Balance    Expense (1)  Rate (1)
                                                      ----------------------------------------------------------------------------
Assets                                                                                (in thousands)
Interest-earning assets:
   Loans                                                $2,941,374     $185,361      8.42%  $2,848,692     $175,529      8.24%
   Investments:
      Taxable                                              633,835       30,689      6.47%     893,843       40,115      6.00%
      Tax-favored securities                                 8,241          382      6.19%      47,800        1,967      5.50%
   Interest-bearing deposits in banks                          246            7      4.03%       3,856           79      2.75%
   Federal funds sold                                       10,122          485      6.40%      44,088        1,656      5.02%
                                                     --------------------------              ----------------------
      Total interest-earning assets                      3,593,818      216,924      8.06%   3,838,279      219,346      7.64%
                                                                    -----------                          ----------
Noninterest-earning assets                                 282,496                             358,392
Allowance for loan losses                                  (40,883)                            (42,513)
                                                     -------------                       -------------
   Total assets                                         $3,835,431                          $4,154,158
                                                     =============                       =============

Liabilities and stockholders' equity
Interest-bearing liabilities:
   Savings and interest-bearing transactional accounts  $1,836,307     $ 46,057      3.35%  $1,970,057     $ 42,823      2.91%
   Certificates of deposit under $100,000 and other
    time deposits                                          625,376       23,227      4.96%     829,502       31,495      5.08%
   Certificates of deposit $100,000 and over               224,035        9,163      5.46%     196,608        6,697      4.55%
                                                      -------------------------            ------------------------
      Total interest-bearing deposits                    2,685,718       78,447      3.90%   2,996,167       81,015      3.62%
Short-term borrowings                                      246,655       11,553      6.26%     130,885        4,799      4.90%
                                                      -------------------------            ------------------------
      Total interest-bearing liabilities                 2,932,373       90,000      4.10%   3,127,052       85,814      3.67%
                                                                    -----------            -----------    ---------

Noninterest-bearing liabilities:
  Demand deposits                                          504,421                             595,262
  Other liabilities                                         55,894                              54,496
                                                      ------------                       -------------
      Total liabilities                                  3,492,688                           3,776,810
Stockholders' equity                                       342,743                             377,348
                                                      ------------                       -------------
         Total liabilities and stockholders' equity     $3,835,431                          $4,154,158
                                                      ============                       =============
Net interest income                                                    $126,924                            $133,532
                                                                   ============                         ===========
Interest rate spread (2)                                                             3.96%                               3.97%
Net yield on earning assets (3)                                                      4.72%                               4.65%

(1) On a fully taxable equivalent basis, calculated using a Federal income tax rate of 35%. Loan income includes fees.
(2) Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(3) Net yield on earning assets is net interest income divided by total interest-earning assets.

     Noninterest income amounted to $14.3 million for the third quarter of 2000, down from $16.0 million for the third quarter of 1999. The $1.7 million decline in noninterest income for the third quarter of 2000 was primarily attributable to a decrease in service charges on deposit accounts of $1.4 million caused by the required branch divestitures.

     Noninterest income for the nine months ended September 30, 2000 was $42.4 million, which decreased by 13% or $6.1 million from the $48.5 million recorded for the same period last year. The primary contributors were decreases in service charges on deposit accounts of $3.7 million and gains on sales of mortgage loans of $2.1 million.

     Operating noninterest expenses declined 13% to $30.9 million for the third quarter of 2000 from $35.6 million for same period last year. For the first nine months of the year, operating noninterest expenses declined 16% to $94.3 million from $111.9 million a year ago. The reduction in noninterest expenses was due to reduced compensation expense caused by lower staffing levels, lower levels of incentive compensation accruals and reduced depreciation expense related to duplicative fixed assets written off as a result of the merger. Lower levels of amortization of intangibles resulting from the reduction of goodwill related to the divested branches also contributed to the decline in noninterest expense. Pension expense, included in employee benefits, was also reduced by a $1.3 million curtailment gain recorded in the first quarter of 2000 which was recognized upon the merger of the Vermont National Bank and Chittenden Bank pension plans.

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

     For the nine months ended September 30, 2000 and 1999, Federal and state operating income tax provisions amounted to $22.2 million and $22.4 million, respectively. The effective tax rates for the respective periods were 33.2% and 36.6%. During all periods, the Company's statutory Federal corporate tax rate was 35%. The Company's 1999 effective tax rate differed from the statutory rate primarily because of non-tax-deductible amortization of goodwill related to VFSC's acquisition of Eastern Bancorp. The higher effective rate produced by these nondeductible expenses was partially reduced by 1) the proportion of interest income from state and municipal securities and corporate dividend income, which are partially exempt from Federal taxation and 2) tax credits on investments in qualified low income housing projects. The reduction in the Company's effective tax rate from 1999 to 2000 reflects lower levels of non-tax deductible goodwill resulting from the impaired goodwill written off in the second quarter of 1999 upon the consummation of the merger of Chittenden and VFSC, as well as recognition of the tax deductibility of certain transaction related expenses previously treated as non-tax deductible for accrual purposes.

Financial Position

     The Company invests the majority of its assets in loans and marketable securities. Total loans increased $24.5 million from December 31, 1999 to $2.92 billion at September 30, 2000. Total deposits at September 30, 2000 were $3.2 billion, flat from December 31, 1999. After adjusting for deposits divested in all branch sales, total deposits were $71.6 million higher at September 30, 2000 than at September 30, 1999. The decrease in securities available for sale of $74.1 million from December 31, 1999 to $575.4 million at September 30, 2000 is primarily attributable to the use of proceeds from maturing securities to reduce short term borrowings, which increased late in 1999 to replace funding from deposits sold in the branch divestitures.

Credit Quality

     Nonperforming assets include nonaccrual loans and foreclosed real estate (Other Real Estate Owned). As of September 30, 2000, nonperforming assets totaled $10.2 million, up from $9.6 million at December 31, 1999 and down from $12.1 million at the end of the third quarter of 1999. Net charge-off activity totaled $1.9 million for the third quarter of 2000 compared to $3.8 million for the same period in 1999. The allowance for loan losses was $39.9 million at September 30, 2000, down from $40.8 million a year ago, and $41.1 million at December 31, 1999.

 A summary of credit quality follows:

                                                     9/30/00             6/30/00             12/31/99             9/30/99
                                               --------------------------------------------------------------------------
                                                                                (In thousands)
 Nonaccrual loans                                   $  9,782            $ 11,024            $   9,172            $ 11,397
 Other real estate owned (OREO)                          430                 579                  416                 695
                                               --------------------------------------------------------------------------
 Total nonperforming assets (NPA)                   $ 10,212            $ 11,603            $   9,588            $ 12,092
                                               ==========================================================================

 Loans past due 90 days or more
          and still accruing  interest              $  4,133            $  4,751            $   5,016            $  5,881
 Allowance for loan losses                            39,945              39,643               41,079              40,844
 NPA as % of loans plus OREO                            0.35%               0.40%                0.33%               0.41%
 Allowance as % of loans                                1.37%               1.35%                1.42%               1.38%
 Allowance as % of nonperforming loans                408.35%             359.61%              447.87%             358.38%
 Allowance as % of NPA                                391.16%             341.66%              428.44%             337.78%

Provisions for and activity in the allowance for loan losses are summarized as follows:

                                                           Three Months                       Nine Months
                                                        Ended September 30,                Ended September 30,
                                                        2000           1999              2000             1999
                                               -----------------------------------------------------------------
                                                                         (In thousands)
 Beginning Balance                                   $39,643         $42,431         $ 41,079           $ 41,209
 Provision for Loan Losses                             2,175           2,175            6,525              6,525
 Loans Charged Off                                    (2,855)         (4,485)         (10,504)           (10,239)
 Loan Recoveries                                         982             723            2,845              3,349
                                               -----------------------------------------------------------------
 Ending Balance                                      $39,945         $40,844         $ 39,945           $ 40,844
                                               =================================================================

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

     Stockholders' equity totaled $336.9 million at September 30, 2000, compared to $362.5 million at year-end 1999. The current level reflects net income of $43.8 million less dividends paid to shareholders totaling $19.2 million, and share repurchases totaling $57.1 million. Through the third quarter of 2000, approximately 2.2 million shares have been repurchased. "Tier One" capital, consisting entirely of common equity, measured 10.83% of risk-weighted assets at September 30, 2000. Total capital, including the "Tier Two" allowance for loan losses, was 12.09% of risk-weighted assets. The leverage capital ratio was 8.18%. These ratios placed Chittenden in the "well-capitalized" category according to regulatory standards.

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

     The measure of an institution's liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. At September 30, 2000, the Company maintained cash balances and short-term investments of approximately $135.4 million, compared with $150.4 million at December 31, 1999.

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

                          PART II - OTHER INFORMATION


 Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

         Exhibit 27      Financial Data Schedule

(b)  REPORTS ON FORM 8-K

          The Company's second quarter press release announcing the authorization to repurchase an additional 2,000,000 shares of its common stock (bringing the total amount authorized to 4,000,000 shares) was filed on Form 8-K on July 27, 2000.

                            CHITTENDEN CORPORATION
                                  SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CHITTENDEN CORPORATION
                                             Registrant


November 13, 2000                            S/ PAUL A. PERRAULT
-----------------                            -------------------
Date                                         Paul A. Perrault,
                                             Chairman, President and
                                             Chief Executive Officer



November 13, 2000                            S/ KIRK W. WALTERS
-----------------                            ------------------
Date                                         Kirk W. Walters
                                             Executive Vice President,
                                             Treasurer, and Chief Financial
                                             Officer