Form 10-K405
period 2000-12-31
CHITTENDEN CORP /VT/
filed 2001-03-13
CIK 200138

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 (Fee Required) For the Fiscal Year Ended December 31, 2000

                                        or
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 (No Fee Required) for the transition period from    to

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

   Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant, computed by reference to the last reported sale price on the NYSE on February 28, 2001 was $810,675,312.

   At February 28, 2001 there were 25,941,610 shares of the Registrant's common stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

   1. Notice of 2001 Annual Meeting and Proxy Statement: Part III, Items 10, 11, 12, 13.

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


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                    PART I

ITEM 1 BUSINESS

   Chittenden Corporation (the "Company" or "CC"), a Vermont corporation organized in 1971, is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. At December 31, 2000, the Company had total consolidated assets of approximately $3.8 billion. The Company is the holding company parent and owns 100% of the outstanding common stock of Chittenden Trust Company ("CTC"), Flagship Bank and Trust Company ("FBT"), The Bank of Western Massachusetts ("BWM") (collectively "The Banks") and Chittenden Connecticut Corporation ("CCC"), a non-bank mortgage company.

   On May 28, 1999, Chittenden Corporation completed its acquisition of Vermont Financial Services Corp. ("VFSC") in a stock-for-stock merger. The acquisition has been accounted for as a pooling of interests and accordingly, all financial data has been restated to reflect the combined financial condition and results of operations as if the acquisition had been in effect for all periods presented. Acquired in the VFSC acquisition were its subsidiary banks: Vermont National Bank (VNB) and United Bank. United Bank merged into The Bank of Western Massachusetts in the third quarter of 1999. Vermont National Bank merged into Chittenden Trust Company in the first quarter of 2000. Under the agreement, VFSC shareholders received 1.07 shares of Chittenden Corporation common stock for each share of VFSC stock. Total shares outstanding of Chittenden Corporation common stock increased by approximately 14 million shares as a result of the acquisition. Based on the closing price of Chittenden stock as of May 28, 1999, the market value of the shares exchanged totaled $387.2 million. Eastern Bancorp was acquired by VFSC on June 26, 1997 in a transaction accounted for as a purchase.

   The Company engages in one line of business, that of providing financial services through its banking subsidiaries. Through its subsidiaries, the Company offers a variety of lending services, with loans and leases totaling approximately $2.8 billion at December 31, 2000. The largest loan categories are commercial loans and residential real estate loans. Commercial loans include those secured by commercial real estate, and others made to a variety of businesses, including retail concerns, small manufacturing businesses, larger corporations, other commercial banks, and to political subdivisions in the U.S. Commercial loans amounted to 48% of the total loans outstanding at December 31, 2000.

   Loans secured by residential properties, including closed-ended home equity loans comprised 36% of total loans outstanding at December 31, 2000. The Company underwrites substantially all of its residential mortgages based upon secondary market standards and sells substantially all of its fixed-rate residential mortgage loans on a servicing-retained basis. Variable or adjustable rate mortgage loans are typically held in portfolio. Revolving home equity loans as a separate group amounted to 5% of loans at December 31, 2000. These loans are generally underwritten based upon the same standards as first mortgages. The remaining real estate loans, which are 2% of total loans outstanding at December 31, 2000, are construction loans secured by residential and commercial land under development. Consumer loans outstanding at December 31, 2000 were 11% of total loans. Indirect installment loans and auto leases comprise 14%, while the remaining loans consist of direct installment and revolving credit.

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

   The Banks offer a wide range of banking services, including the acceptance of demand, savings, and time deposits. As of December 31, 2000, total interest-bearing deposits and noninterest-bearing demand deposits amounted to approximately $2.8 billion and $531 million, respectively. The Banks also provide personal trust services, including services as executor, trustee, administrator, custodian and guardian. Corporate trust services are also provided, including services as trustee for pension and profit sharing plans. Asset management services are provided for both personal and corporate trust clients. Trust assets under administration totaled $5.2 billion at December 31, 2000, which included $1.6 million under full discretionary management.

   The Company offers data processing services consisting primarily of payroll and automated clearing house for several outside clients. Financial and investment counseling is provided to municipalities and school districts within the Company's service area, as well as central depository, lending, payroll, and other banking services. The Banks offer a variety of other services including safe deposit facilities, MasterCard business credit card services, credit card processing, certain non-deposit investment products through the brokerage services of Chittenden Securities, Inc., and various insurance related products through The Pomerleau Agency. Chittenden Securities and The Pomerleau Agency are subsidiaries of Chittenden Bank.

   The Company's principal executive offices are located at Two Burlington Square, Burlington, Vermont 05401; telephone number: 802-658-4000.

Chittenden Trust Company

   CTC was chartered by the Vermont Legislature as a commercial bank in 1904. It is the largest bank in Vermont, based on total assets of approximately $2.9 billion and total deposits of approximately $2.5 billion, at December 31, 2000. CTC's principal offices are in Burlington, Vermont and it has fifty-two additional locations in Vermont, along with twelve offices located in New Hampshire. There are thirteen free standing automated teller machines ("ATM's") at other locations. (See Item 2, "Properties"). The trade name "Chittenden Bank" is used at all locations within Vermont and at two locations in New Hampshire. The remaining ten locations in New Hampshire use the trade name "First Savings of New Hampshire."

   On May 31, 1997, CTC acquired The Pomerleau Agency, which offers various insurance related products including: personal, commercial and life/health policies, as well as specialized coverages and a consulting and risk management service.

   In October 1998, CTC established a registered broker/dealer, Chittenden Securities, Inc., as a subsidiary. Chittenden Securities, Inc., is a full service broker-dealer registered with the Securities and Exchange Commission
(SEC) and is a member of both the National Association of Securities Dealers, Inc. (NASD) and the Securities Investor Protection Corporation (SIPC).

The Bank of Western Massachusetts

   BWM was chartered by the Commonwealth of Massachusetts as a commercial bank in 1986. At December 31, 2000, BWM had total assets of $469 million and total deposits of $417 million. BWM's principal offices are in Springfield, Massachusetts and it has eleven additional locations in the western Massachusetts area.

Flagship Bank and Trust Company

   FBT was chartered by the Commonwealth of Massachusetts as a commercial bank in 1986. At December 31, 2000, FBT had total assets of $426 million and total deposits of $391 million. FBT's principal offices are in Worcester, Massachusetts and it has six additional locations in the greater Worcester, Massachusetts area.

Chittenden Connecticut Corporation

   CCC was chartered by the State of Vermont as a mortgage company in 1996 and its principal offices are in Burlington, Vermont. CCC has additional offices in Brattleboro, Vermont and Lexington, Massachusetts (See Item 2, "Properties"). CCC's primary business is the origination of conforming residential real estate mortgage loans for resale to the secondary market. CCC originates these loans for resale through correspondent relationships with credit unions and through other mortgage brokers in the state of Connecticut who receive loan applications. These applications are underwritten by CTC in Vermont based upon secondary market standards and then sold. In addition, CCC uses brokers that are directly employed by and working through various financial institutions in Connecticut.

Economy

   The New England economy continued to expand in 2000, although at a much slower pace than in the past several years. Retail sales continued to grow, but at a slower rate than the previous year. The residential real estate market slowed reflecting the usual seasonal patterns and changing economic conditions. New England unemployment levels have remained at steady lows. The ability and willingness of the Company's borrowers to honor their repayment commitments are impacted by many factors, including the prevailing market interest rates and the level of overall economic activity within the borrowers' geographic area.

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

   CTC competes with Vermont and New Hampshire banks and metropolitan banks based in southern New England and New York to provide commercial banking services to businesses. Many of these out-of-state banks have greater financial resources than CTC and are actively seeking financial relationships with promising local enterprises. BWM and FBT compete with other similar financial institutions in the western Massachusetts and Worcester, Massachusetts markets.

Supervision and Regulation

   The Company and its banking subsidiaries ("The Banks") are subject to extensive regulation under federal and state banking laws and regulations. The following discussion of certain of the material elements of the regulatory framework applicable to banks and bank holding companies is not intended to be complete and is qualified in its entirety by the text of the relevant state and federal statutes and regulations. A change in the applicable laws or regulations may have a material effect on the business of the Company and/or The Banks.

  Regulation of the Company

   General. As a corporation incorporated under Vermont law, the Company is subject to regulation by the Vermont Secretary of State and the rights of its stockholders are governed by Vermont corporate law. As a bank holding company, the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). Under the BHC Act, bank holding companies generally may not acquire ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve Board. In addition, bank holding companies that are not also financial holding companies are generally prohibited under the BHC Act from engaging in non-banking activities, subject to certain exceptions. As a bank holding company that has not elected to become a financial holding company, the Company's activities are limited generally to the business of banking and activities determined by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto. The Federal Reserve Board has authority to issue cease and desist orders to terminate or prevent unsafe or unsound banking practices or violations of laws or regulations and to assess civil money penalties against bank holding companies and their non-bank subsidiaries, officers, directors and other institution-affiliated parties, and to remove officers, directors and other institution-affiliated parties.

   Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 (Interstate Act). The Interstate Act permits adequately capitalized bank holding companies to acquire banks in any state subject to certain concentration limits and other conditions. The Interstate Act also authorizes the interstate merger of banks. In addition, among other things, the Interstate Act permits banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state.

   Financial Services Modernization Legislation. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act repeals provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve member banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Gramm-Leach-Bliley Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company system, such as the Company, to engage in a full range of financial activities through a new entity known as a "Financial Holding Company." "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

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

    . modifies the laws governing the implementation of the Community Reinvestment Act of 1977 (See "Supervision and Regulation, --Regulation of the Banks, --CRA Regulations"); and

    . addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

   In order to become a financial holding company and engage in the new activities, a bank holding company, such as the Company, must meet certain tests. Specifically, all of a bank holding company's banks must be well-capitalized and well-managed, as measured by regulatory guidelines, and all of the bank holding company's banks must have been rated "satisfactory" or better in the most recent Community Reinvestment Act evaluation of each bank. See "Supervision and Regulation,--Regulation of the Banks,--CRA Regulations." A bank holding company that elects to be treated as a financial holding company may face significant consequences if its banks fail to maintain the required capital and management ratings, including entering into an agreement with the Federal Reserve Board which imposes limitations on its operations and may even require divestitures. Such possible ramifications may limit the ability of a bank subsidiary to significantly expand or acquire less than well-capitalized and well-managed institutions. At this time, the Company has not elected to become a financial holding company.

   Dividends. The Federal Reserve Board has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The Federal Reserve Board has indicated generally that it may be an unsafe and an unsound practice for bank holding companies to pay dividends unless the bank holding company's net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization's capital needs, asset quality, and overall financial condition. The Company's ability to pay dividends is dependent upon the flow of dividend income to it from The Banks, which may be affected or limited by regulatory restrictions imposed by federal or state bank regulatory agencies. See "--Regulation of The Banks--Dividends."

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

  Regulation of The Banks

   General. As FDIC-insured state-chartered banks, The Banks are subject to supervision of and regulation by the Commissioner of Banking, Insurance, Securities and Health Care Administration of the State of Vermont, in the case of CTC, and to the extent CTC operates as First Savings of New Hampshire, the Vermont Commissioner and the Commissioner of Banking of the State of New Hampshire and the Commissioner of Banks of the Commonwealth of Massachusetts in the case of BWM and FBT (individually, a Commissioner and collectively, the "Commissioners") and, for all The Banks, by the FDIC. This supervision and regulation is for the protection of depositors, the BIF (as hereinafter defined), and consumers, and is not for the protection of the Company's stockholders. The prior approval of the FDIC and the relevant Commissioner is required for The Banks to establish or relocate an additional branch office, assume deposits, or engage in any merger, consolidation or purchase or sale of all or substantially all of the assets of any bank or savings association.

   Examinations and Supervision. The FDIC and the Commissioners regularly examine the condition and the operations of the banks, including (but not limited to) their capital adequacy, reserves, loans, investments, earnings, liquidity, compliance with laws and regulations, record of performance under the Community Reinvestment Act of 1997 and management practices. In addition, the banks are required to furnish quarterly and annual reports of income and condition to the FDIC and periodic reports to the Commissioners. The enforcement authority of the FDIC includes the power to impose civil money penalties, terminate insurance coverage, remove officers and directors and issue cease-and-desist orders to prevent unsafe or unsound practices or violations of laws or regulations. In addition, under recent federal banking legislation, the FDIC has authority to impose additional restrictions and requirements with respect to banks that do not satisfy applicable regulatory capital requirements. See "--Capital Requirements and FDICIA--Prompt Corrective Action" below.

   Dividends. The principal source of the Company's revenue is dividends from the Banks. Payments of dividends by the Banks are subject to certain Vermont and Massachusetts banking law restrictions. Payment of dividends by CTC is subject to Vermont banking law restrictions which require that, CTC may not, without the Commissioner's approval, authorize dividends that reduce capital below certain standards established by the Commissioner. Payment of dividends by BWM and FBT is subject to Massachusetts banking law restrictions which require that each bank's capital not be impaired. Massachusetts banking laws require each of BWM and FBT to maintain a capital structure with a surplus account amounting to at least 50% of its capital stock and to transfer to its surplus account each year from net profits one-quarter of one percent of its deposit liabilities.

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

   CRA Regulations. The Community Reinvestment Act of 1997 ("CRA") requires lenders to identify the communities served by the institution's offices and to identify the types of credit the institution is prepared to extend within such communities. The FDIC conducts examinations of insured institutions' CRA compliance and rates such institutions as "Outstanding", "Satisfactory", "Needs to Improve" and "Substantial Noncompliance". As of their last CRA examinations, CTC, BWM and FBT all received a rating of "Outstanding". Failure of an institution to receive at least a "Satisfactory" rating could inhibit such institution or its holding company from undertaking certain activities, including engaging in activities newly permitted as a financial holding company under the Gramm-Leach-Bliley Act and acquisitions of other financial institutions, which require regulatory approval based, in part, on CRA compliance considerations. The Federal Reserve Board must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low and moderate income neighborhoods.

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

   At December 31, 2000, the Company's consolidated Total and Tier 1 Risk-Based Capital Ratios were 12.08% and 10.82%, respectively, and its Leverage Capital Ratio was 8.65%. Based on the above figures and accompanying discussion, CC exceeds all regulatory capital requirements and is considered well capitalized.

   Prompt Corrective Action. Among other things, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires the federal banking regulators to take "prompt corrective action" with respect to, and imposes significant restrictions on, any bank that fails to satisfy its applicable minimum capital requirements. FDICIA establishes five capital categories consisting of "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under applicable regulations, a bank that has a Total Risk-Based Capital Ratio of 10.0% or greater, a Tier 1 Risk-Based Capital Ratio of 6.0% or greater and a Leverage Capital Ratio of 5.0% or greater, and is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure is deemed to be "well capitalized." A bank that has a Total Risk-Based Capital Ratio of 8.0% or greater, a Tier 1 Risk-Based Capital Ratio of 4.0% or greater and a Leverage Capital Ratio of 4.0% (or 3% for banks with the highest regulatory examination rating that are not experiencing or anticipating significant growth or expansion) or greater and does not meet the definition of a well capitalized bank is considered to be "adequately capitalized." A bank that has a Total Risk-Based Capital Ratio of less than 8.0% or has a Tier 1 Risk-Based Capital Ratio that is less than 4.0%, except as noted above, a Leverage Capital Ratio of less than 4.0% is considered "undercapitalized." A bank that has a Total Risk-Based Capital Ratio of less than 6.0%, or a Tier 1 Risk-Based Capital Ratio that is less than 3.0% or a Leverage Capital Ratio that is less than 3.0% is considered to be "significantly undercapitalized," and a bank that has a ratio of tangible equity to total assets equal to or less than 2% is deemed to be "critically undercapitalized." A bank may be deemed to be in a capital category lower than is indicated by its actual capital position if it is determined to be in an unsafe or unsound condition or receives an unsatisfactory examination rating. FDICIA generally prohibits a bank from making capital distributions (including payment of dividends) or paying management fees to controlling stockholders or their affiliates if, after such payment, the bank would be undercapitalized.

   Under FDICIA and the applicable implementing regulations, an undercapitalized bank will be (i) subject to increased monitoring by the FDIC;
(ii) required to submit to the FDIC an acceptable capital restoration plan (guaranteed, subject to certain limits, by the bank's holding company) within 45 days of being classified as undercapitalized; (iii) subject to strict asset growth limitations; and (iv) required to obtain prior regulatory approval for certain acquisitions, transactions not in the ordinary course of business, and entry into new lines of business. In addition to the foregoing, the FDIC may issue a "prompt corrective action directive" to any undercapitalized institution. Such a directive may require sale or re-capitalization of the bank, impose additional restrictions on transactions between the bank and its affiliates, limit interest rates paid by the bank on deposits, limit asset growth and other activities, require divestiture of subsidiaries, require replacement of directors and officers, and restrict capital distributions by the bank's parent holding company.

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

   The Deposit Insurance Funds Act of 1996 authorizes the Financing Corporation
(FICO) to levy assessments on BIF-assessable deposits and stipulates that the rate must equal one-fifth the FICO assessment rate that is applied to deposits assessable by the SAIF. The actual assessment rates for FICO were determined by deposit data from the September 30, 2000, Call Reports. Based on the 1996 Act, the Banks paid assessments totaling $700,000 or 2.1 cents per $100 of deposits in 2000.

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

   The Gramm-Leach-Bliley Act includes a new section of the FDI Act governing subsidiaries of state banks that engage in "activities as principal that would only be permissible" for a national bank to conduct in a financial subsidiary. This provision will permit state banks, to the extent permitted under state law, to engage in certain new activities which are permissible for subsidiaries of a financial holding company. See "Supervision and Regulation, Regulation of the Company." Further, it expressly preserves the ability of a state bank to retain all existing subsidiaries. Because Vermont does not explicitly permit banks chartered by the state to engage in all activities permissible for national banks, CTC will be permitted to form subsidiaries to engage in the activities authorized by the Gramm-Leach-Bliley Act, only to the extent permitted by Vermont Law. Massachusetts permits banks chartered by that state to engage in activities which are permissible for a national bank and that are approved by the Massachusetts Commissioner of Banks. Thus, BWM and FBT would only be permitted to engage in the activities authorized by the Gramm-Leach-Bliley Act that are also approved by the Massachusetts Commissioner of Banks or otherwise authorized by Massachusetts law. In order to form a financial subsidiary, a state bank must be well-capitalized, and the state bank would be subject to certain capital deduction, risk management and affiliate transaction rules which are applicable to national banks.

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

Employees

   At December 31, 2000, the Company and its subsidiaries employed 1,672 persons, with a full-time equivalency of 1,551 employees. The Company enjoys good relations with its employees. A variety of employee benefits, including health, group life and disability income replacement insurance, a funded, non-contributory pension plan, and an incentive savings and profit sharing plan, are available to qualifying officers and employees.

ITEM 2 PROPERTIES

   The Company's principal banking subsidiary, CTC, operates banking facilities in fifty-three locations in Vermont, along with twelve locations in New Hampshire. The offices of the Company are located in an owned facility at Two Burlington Square in Burlington, Vermont. BWM's principal offices are in Springfield, Massachusetts and it has eleven additional locations in the western Massachusetts area. FBT's principal offices are in Worcester, Massachusetts and it has six additional locations in the greater Worcester, Massachusetts area. CCC operates two mortgage company facilities in Vermont and Massachusetts. Except for the CTC property, all of the properties mentioned above are leased. The offices of CTC, BWM, FBT and CCC are in good physical condition with modern equipment and facilities considered adequate to meet the banking needs of customers in the communities served.

ITEM 3 LEGAL PROCEEDINGS

   A number of legal claims against the Company arising in the normal course of business were outstanding at December 31, 2000. Management, after reviewing these claims with legal counsel, is of the opinion that these matters, when resolved, will not have a material effect on the consolidated financial statements.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

   None

                                    PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The $1 par value common stock of Chittenden Corporation has been publicly traded since November 14, 1974. As of January 31, 2001, there were 5,011 holders of record of the Company's common stock.

   As of February 18, 1998, the Company's stock initiated trading on the NYSE under the symbol "CHZ". Prior to that date, the Company's stock traded on the NASDAQ, under the symbol "CNDN". The following table sets forth the range of the high and low sales prices for the Company's common stock, and the dividends declared, for each quarterly period within the past two years:

                            Dividends
Quarter ended  High   Low     Paid
------------- ------ ------ ---------
2000
March 31..... $30.94 $24.75     $0.22
June 30......  30.50  22.56      0.24
September 30.  27.38  23.75      0.24
December 31..  31.56  22.75      0.24

1999
March 31..... $33.63 $26.00     $0.20
June 30......  31.75  26.44      0.22
September 30.  31.50  26.31      0.22
December 31..  33.25  27.75      0.22

   For a discussion of dividend restrictions on the Company's common stock, see "Dividends" under the caption Regulation on page 6 of this report.

ITEM 6 SELECTED FINANCIAL DATA

                                                                            Years Ended December 31,
                                                        ----------------------------------------------------------------
                                                            2000         1999         1998         1997         1996
                                                        -----------  -----------  -----------  -----------  -----------
                                                               (In thousands, except share and per share amounts)
Statements of income:
   Interest income..................................... $   288,102  $   288,737  $   299,476  $   276,021  $   238,887
   Interest expense....................................     121,030      113,252      126,199      115,462       99,950
                                                        -----------  -----------  -----------  -----------  -----------
   Net interest income.................................     167,072      175,485      173,277      160,559      138,937
   Provision for possible loan losses..................       8,700        8,700        8,235        7,300        7,533
   Net interest income after provision for possible
    loan losses........................................     158,372      166,785      165,042      153,259      131,404
   Noninterest income..................................      54,810       63,403       66,780       55,577       42,698
   Noninterest expense.................................     125,629      145,137      152,204      136,199      108,775
   Special charges.....................................         833       58,472           --           --           --
                                                        -----------  -----------  -----------  -----------  -----------
   Income before income taxes..........................      86,720       26,579       79,618       72,637       65,327
   Income tax expense..................................      28,033       29,075       29,840       26,105       21,991
                                                        -----------  -----------  -----------  -----------  -----------
   Net income (loss)................................... $    58,687  $    (2,496) $    49,778  $    46,532  $    43,336
                                                        ===========  ===========  ===========  ===========  ===========
Total assets at year-end............................... $ 3,769,861  $ 3,828,296  $ 4,256,052  $ 4,074,602  $ 3,301,727
Common shares outstanding at year-end..................  26,097,084   28,378,232   27,937,070   28,591,977   25,429,846
Balance sheets--average daily balances:
   Total assets........................................ $ 3,813,366  $ 4,104,497  $ 4,090,244  $ 3,656,334  $ 3,104,486
   Loans, net of allowance.............................   2,902,303    2,834,961    2,694,097    2,463,250    2,189,681
    Investment securities and interest-bearing cash
    equivalents........................................     643,838      931,076    1,009,881      852,355      661,703
   Deposits............................................   3,207,857    3,528,426    3,494,945    3,098,744    2,678,158
   Stockholders' equity................................     341,081      373,742      379,615      337,871      280,075
Per common share:
   Basic earnings (loss)............................... $      2.17  $     (0.09) $      1.76  $      1.73  $      1.72
   Diluted earnings (loss).............................        2.15        (0.09)        1.73         1.70         1.70
   Operating basic earnings (4)........................        2.20         1.95         1.76         1.73         1.72
   Operating diluted earnings (4)......................        2.18         1.92         1.73         1.70         1.70
   Cash dividends declared.............................        0.94         0.81         0.69         0.95         0.54
   Book value..........................................       13.11        12.77        14.02        13.21        11.62
Weighted average common shares outstanding.............  27,008,425   28,172,425   28,322,911   26,857,510   25,163,652
 Weighted average common and common equivalent shares
 outstanding...........................................  27,280,090   28,635,839   28,830,483   27,327,021   25,563,864
Selected financial percentages:
   Return on average stockholders' equity (1)(4).......       17.44%       14.69%       13.05%       13.77%       15.47%
   Return on average total assets (1)(4)...............        1.56         1.34         1.22         1.27         1.40
   Net yield on earning assets.........................        4.73         4.67         4.71         4.88         4.88
   Interest rate spread................................        3.95         3.98         4.01         4.20         4.21
   Net charge-offs as a percent of average loans.......        0.32         0.31         0.46         0.43         0.37
   Nonperforming assets ratio (2)......................        0.42         0.33         0.72         1.02         1.00
   Allowance for possible loan losses as a percent of
    year-end loans.....................................        1.41         1.42         1.51         1.69         1.85
   Year-end leverage capital ratio.....................        8.65         8.17         7.58         7.35         8.68
   Risk-based capital ratios:
      Tier 1...........................................       10.82        11.96        10.76        10.82        12.53
      Total............................................       12.08        13.23        12.02        12.14        13.85
   Average stockholders' equity to average assets......        8.94         9.11         9.28         9.24         9.02
   Common stock dividend payout ratio (1)(3)(4)........       42.85        41.55        39.30        55.03        31.56

--------
(1) Ratios calculated based on operating net income for the year.
(2) The sum of nonperforming assets (nonaccrual loans, restructured loans, and other real estate owned) divided by the sum of total loans and other real estate owned.
(3) Common stock cash dividends declared divided by operating net income; dividends declared during 1997 included a special cash dividend of $0.60 per share.
(4) Operating earnings per share are computed by adding back the impact of one-time special charges (net of the effect of income taxes) to net income
    (loss).
(5) All information for the years 1996-1998 has been restated to include VFSC, which was acquired May 28, 1999, in a transaction accounted for as a pooling of interests.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                    OF OPERATIONS

  For the Years Ended December 31, 2000, 1999, and 1998

Overview

   The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with reference to the consolidated financial statements and notes thereto and selected statistical information appearing elsewhere in this report.

   On May 28, 1999, the Company completed the acquisition of Vermont Financial Services Corp. in a stock-for-stock transaction accounted for as a pooling of interests. Accordingly, the consolidated financial statements of the Company have been restated to reflect the acquisition as of the beginning of the earliest period presented. The Company recognized $57.4 million of after-tax special charges in 1999 (and an additional $792,000 in 2000) and the results excluding these special charges are referred to in the following discussion as operating.

   A reconciliation of the Company's net income (loss) to its operating net income for the years ended December 31, 2000, 1999, and 1998 is presented below:

                                                2000     1999     1998
                                              -------  --------  -------
Net income (loss), as reported............... $58,687  $ (2,496) $49,778
Less:
   Gain (loss) on branch sales...............    (833)   12,524       --
   Impaired goodwill written off upon merger.      --   (21,129)      --
   Merger costs..............................      --   (49,866)      --
   Tax effect of gain (loss) on branch sales.      41   (13,399)      --
   Tax effect of merger costs................      --    14,465       --
                                              -------  --------  -------
Operating Net Income......................... $59,479  $ 54,909  $49,778
                                              =======  ========  =======
Diluted Operating EPS........................ $  2.18  $   1.92  $  1.73

   During the first quarter of 2000, special charges of $833,000 (pre-tax) were recorded which included the loss on branch fixed assets and recovery of goodwill (net of deposit premiums) of $145,000 and losses of $688,000 on securities sold to fund the final branch divestiture.

   Chittenden recorded operating earnings of $59.5 million or basic operating earnings per share of $2.20 and diluted operating earnings per share of $2.18 for the year ended December 31, 2000. This compares to operating net income of $54.9 million and basic earnings per share of $1.95 and diluted earnings per share of $1.92 for 1999 and operating net income of $49.8 million, basic earnings per share of $1.76 and diluted earnings per share of $1.73 in 1998. For 2000, operating return on average equity was 17.44% and the operating return on average assets was 1.56%. These compare to returns on average equity of 14.69% and 13.05% and returns on average assets of 1.34% and 1.22% for 1999 and 1998, respectively. The increases in operating return on equity from 1999 to 2000 were attributable to higher levels of operating net income, as well as lower levels of average stockholders' equity, which resulted from the share repurchase plan commenced in 2000. The increases in operating return on equity between 1998 and 1999 were attributable to higher levels of operating net income and lower levels of average stockholders' equity in the third and fourth quarters of 1999, which resulted from the special charges taken in 1999.

   Total assets decreased from $3.828 billion in 1999 to $3.770 billion in 2000. Divested in the final branch sale, in the first quarter of 2000, was $3.9 million in loans, $27.1 million in deposits, and $755,000 in fixed assets. Total assets decreased from $4.256 billion in 1998 to $3.828 billion in 1999, as a result of the sale of seventeen VNB branches, which was required as a condition of regulatory approval of the VFSC acquisition. Divested in the 1999 branch sales were $127.6 million in loans, $442.2 million in deposits and $8.3 million of fixed assets. Total cash transferred to the buyers was $265.1 million. To fund the cash transferred securities available for sale were sold at a loss of $1.2 million. The loss on sale of securities is netted against the overall gain on sale of branches of $12.5 million. The divestiture of these branches did not have a material impact on operating income in 1999 or 2000.

   The $4.6 million increase in operating net income from 1999 to 2000 was primarily attributable to reductions in noninterest expenses, which net of special charges, totaled $125.6 million for 2000, down from $145.1 million for 1999. The reduction in noninterest expenses was due to lower levels of amortization of intangibles resulting from the writedown of goodwill related to the merger, reduced compensation expense caused by lower staffing levels, and reduced depreciation expense related to duplicative fixed assets written off as a result of the merger. These reduced expenses outpaced declines in net interest income and noninterest income which were primarily attributable to the sale of eighteen branches in late 1999 and early 2000.

   The $5.1 million increase in operating earnings from 1998 to 1999 was primarily attributable to reductions in noninterest expenses, which net of special charges, totaled $145.1 million for 1999, down from $152.5 million for 1998. The reduction in noninterest expenses was due to lower levels of amortization of intangibles resulting from the writedown of goodwill related to the merger, reduced compensation expense caused by lower staffing levels, and reduced depreciation expense related to duplicative fixed assets written off as a result of the merger.

  Financial Condition

Loans

   Chittenden's gross loan portfolio at December 31, 2000 totaled $2.856 billion compared to $2.905 billion in 1999. As noted above, $3.9 million in loans were divested in branch sales in 2000. Excluding the divested loans, overall loans declined $45 million or 1.5% from 1999. The classification of the Company's loan portfolio is based on underlying collateral. The overall proportions of commercial-related loans continued to increase in 2000. At December 31, 2000, commercial loans secured by non-real estate business assets totaled $599.5 million or 21% of total loans, up from the $591.9 million posted at year-end 1999. Commercial real estate loans, representing 25% of the portfolio, increased $81.8 million or 12.8% to $723.3 million at year-end 2000, compared to $641.5 million at December 31, 1999. Consumer loans, including automobile leasing, declined $97.7 million or 17.8% from year-end 1999. The decline reflects the movement of $39.0 million in personal credit card loans to loans held for sale in accordance with the Company's announcement that it had signed an agreement to sell all such balances in a transaction which closed in the first quarter of 2001. Construction loans amounted to $57.7 million at December 31, 2000, up from $55.4 million the year before. Residential real estate loans decreased $33.5 million to $884.0 million in 2000. The reduction in the balances of residential real estate were caused by relatively normal payment activity, including some prepayments on adjustable rate loans, although at much lower levels than in 1999. The overall proportion of the loan portfolio comprised of residential real estate loans is declining because new loans are being added to the portfolio at a slower rate than the existing portfolio is paying down. Over time, this will increase the percentage of the portfolio comprised of higher yielding commercial loans. The total real estate portfolio, including home equity credit lines, increased $42.5 million or 2.41% from year-end 1999, after adjusting for the effect of divested real estate loans. This increase was caused by increases in the commercial real estate portfolio, consistent with the Company's ongoing focus on commercial lending.

   Residential mortgages originated during 2000 totaled $259.4 million, compared to $501.7 million during 1999, due to reduced volumes of fixed rate residential loans caused by increasing market rates throughout 2000. The Company underwrites substantially all of its residential mortgages to secondary market standards. The Company continued to follow its policy of selling substantially all of its fixed-rate residential mortgage production on a servicing-retained non-recourse basis. Secondary market sales of mortgage loans totaled $179.6 million in 2000, compared to $381.6 million in 1999.

   Included in the real estate portfolio are home equity credit lines, which totaled $140.2 million at December 31, 2000 compared to $149.3 million the previous year. The unused portion of these lines totaled $147.4 million at December 31, 2000 compared to $206.1 million at year-end 1999.

   The portfolio of residential mortgages serviced for investors totaled $1.991 billion at December 31, 2000, compared to $2.079 billion at year-end 1999. These assets are owned by investors other than Chittenden and therefore are not included in the consolidated balance sheets of the Company. Of the loans serviced, the Company originated $1.585 billion and the balance consisted of loans whose mortgage-servicing rights were purchased by the Company in prior years.

   Consumer loans decreased in 2000, ending the year at $451.4 million, compared with $549.1 million at year-end 1999. This decrease reflects the pending sale of the Company's retail credit card portfolio, totaling $39.0 million at December 31, 2000. Accordingly, the credit card portfolio is included in loans held for sale as of December 31, 2000 on the accompanying balance sheets. The Company underwrites all of its indirect automotive loans, maintaining substantially the same credit standards as for car loans originated in its branch offices. Indirect installment lending through auto dealers was down $60.3 million from year-end 1999 to $277.1 million at the end of 2000. The decline was due to regular payments and payoffs exceeding new production because of increases in the Company's pricing structure designed to increase the overall yield on these loans. The Company also offers auto leases through its dealer base. This product is underwritten and priced similarly to indirect installment auto loans. Lease financing receivables outstanding at December 31, 2000 were $136.5 million, up from $135.0 million a year earlier, of which $86.8 million and $84.7 million represented the residual value of these leases. The Company has insurance through outside insurance companies which substantially eliminates the risk associated with the residual values of its leased vehicle portfolio. Direct installment and credit card balances at December 31, 2000 stood at $31.5 million and $6.3 million, respectively, compared with $25.2 million and $51.6 million at the end of 1999. Unused portions of credit card lines totaled $137.5 million at the end of 2000, down from $169.1 million one year earlier.

   The Company's lending activities are conducted in market areas focused in Vermont, western and central Massachusetts, and southern New Hampshire, with additional activity related to nearby trading areas in Quebec, New York, Maine, and Connecticut. In addition to the geographic portfolio diversification described above, the loans are widely diversified by borrowers and industry groups. The following table shows the composition of the loan portfolio for the five years ended December 31, 2000:

                                                            December 31,
                                   --------------------------------------------------------------
                                      2000        1999          1998         1997        1996
                                   ----------  ----------  -------------  ----------  ----------
                                                           (in thousands)
Commercial........................ $  599,492  $  591,875     $  581,132  $  529,261  $  502,295
Real estate:
   Residential....................    884,024     917,505        927,454   1,042,530     819,030
   Commercial.....................    723,339     641,494        573,756     548,970     481,869
   Construction...................     57,701      55,448         68,744      60,965      50,439
Home equity.......................    140,150     149,347        159,641     178,236     121,883
Consumer..........................    314,914     414,173        309,055     276,235     239,087
Lease financing...................    136,478     134,967        107,058      72,562      41,117
                                   ----------  ----------  -------------  ----------  ----------
Total gross loans.................  2,856,098   2,904,809      2,726,840   2,708,759   2,255,720
Allowance for possible loan losses    (40,255)    (41,079)       (41,209)    (45,664)    (41,743)
                                   ----------  ----------  -------------  ----------  ----------
Net loans......................... $2,815,843  $2,863,730     $2,685,631  $2,663,095  $2,213,977
                                   ==========  ==========  =============  ==========  ==========
Loans held for sale............... $   44,950  $    2,926     $   53,684  $   49,651  $   18,438

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

   The following table shows the composition of nonperforming assets and loans past due 90 days or more and still accruing for the five years ended December 31, 2000:

                                                                            December 31,
                                                            --------------------------------------------
                                                              2000     1999     1998     1997     1996
                                                            -------  -------  -------  -------  -------
                                                                           (in thousands)
Loans on nonaccrual........................................ $11,376  $ 9,172  $17,865  $23,487  $18,413
Troubled debt restructurings...............................      --       --       --      767      638
Other real estate owned....................................     513      416    1,870    3,541    2,948
Restructured loans accruing................................      --       --       --       --      661
                                                            -------  -------  -------  -------  -------
Total nonperforming assets................................. $11,889  $ 9,588  $19,735  $27,795  $22,660
                                                            =======  =======  =======  =======  =======
Loans past due 90 days or more and still accruing.......... $ 4,595  $ 5,016  $ 4,184  $ 8,893  $ 2,899
Percentage of nonperforming assets to total loans and other
  real estate owned........................................    0.42%    0.33%    0.72%    1.02%    1.00%
Nonperforming assets to total assets.......................    0.32     0.25     0.46     0.68     0.69
Allowance for possible loan losses to nonperforming loans,
  excluding OREO...........................................  353.86   447.87   230.66   188.27   211.76

   Nonaccrual loans, at December 31, 2000, consisted of approximately 168 loans, which were diversified across a range of industries, sectors, and geography.

Allowance for possible loan losses

   Credit quality of the commercial loan and lease portfolios is quantified by a corporate credit rating system designed to parallel regulatory criteria and categories of loan risk. Individual lenders monitor their loans to ensure appropriate rating assignments are made on a timely basis. Risk ratings and quality of both commercial and consumer credit portfolios are also assessed on a regular basis by an independent Loan Review Department, which reports to the Executive Vice President in charge of Asset Quality. Loan Review personnel conduct ongoing portfolio trend analyses and individual credit reviews to evaluate loan risk and compliance with corporate lending policies. Results and recommendations from this process provide senior management and the Board of Directors with independent information on loan portfolio condition. The Board of Directors monitors asset quality throughout the year. Consumer loan quality is evaluated on the basis of delinquency data and other credit data available due to the large number of such loans and the relatively small size of individual credits. Historical trend analyses are reviewed on a monthly basis by senior management and the Company's Board of Directors.

   The allowance for possible loan losses is based on management's estimate of the amount required to reflect the potential inherent losses in the loan portfolio, based on circumstances and conditions known at each reporting date in accordance with GAAP. Adequacy of the allowance is determined using a consistent, systematic methodology which analyzes the size and risk of the loan portfolio. In addition to evaluating the collectibility of specific loans when determining the adequacy of the allowance for possible loan losses, management also takes into consideration other factors such as changes in the mix and volume of the loan portfolio, historic loss experience, the amount of delinquencies and loans adversely classified, and economic trends. The adequacy of the allowance for possible loan losses is assessed by an allocation process whereby specific loss allocations are made against certain adversely classified loans, and general loss allocations are made against segments of the loan portfolio which have similar attributes. The Company's historical loss experience, industry trends, and the impact of the local and regional economy on the Company's borrowers, were considered by management in determining the adequacy of the allowance for possible loan losses.

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

   The following table summarizes the activity in the Company's allowance for possible loan losses for the five years ended December 31, 2000:

                                                                   December 31,
                                            -----------------------------------------------------------
                                               2000        1999        1998        1997        1996
                                            ----------  ----------  ----------  ----------  ----------
                                                                  (in thousands)
 Balance of allowance for possible loan
  losses at beginning of year.............. $   41,079  $   41,209  $   45,664  $   41,743  $   42,579
Eastern Bancorp allowance acquired.........         --          --          --       7,488          --
Provision charged to expense...............      8,700       8,700       8,235       7,300       7,533
                                            ----------  ----------  ----------  ----------  ----------
Balance of allowance for possible loan
  losses after provision...................     49,779      49,909      53,899      56,531      50,112
                                            ----------  ----------  ----------  ----------  ----------
Loans charged off:
   Commercial..............................      4,335       4,747       6,941       6,127       4,769
   Real estate:
       Residential.........................        454         600       2,647       1,593       1,876
       Commercial..........................        332         248         399       2,088       1,208
       Construction........................         --          --         101         204         185
   Home equity.............................        120         124         502         235         304
   Consumer................................      8,198       7,697       7,101       4,695       3,800
                                            ----------  ----------  ----------  ----------  ----------
          Total loans charged off..........     13,439      13,416      17,691      14,942      12,142
                                            ----------  ----------  ----------  ----------  ----------
Recoveries of loans previously charged off:
   Commercial..............................        720       1,661       1,779       1,380       1,873
   Real estate:
       Residential.........................        164         116         329         165         219
       Commercial..........................        230         272         320       1,390         597
       Construction........................        112          64           5          12         104
   Home equity.............................         51          67         110          59          13
   Consumer................................      2,638       2,406       2,458       1,069         967
                                            ----------  ----------  ----------  ----------  ----------
          Total recoveries.................      3,915       4,586       5,001       4,075       3,773
                                            ----------  ----------  ----------  ----------  ----------
Net loans charged off......................      9,524       8,830      12,690      10,867       8,369
                                            ----------  ----------  ----------  ----------  ----------
Balance of allowance for possible loan
  losses at year end....................... $   40,255  $   41,079  $   41,209  $   45,664  $   41,743
                                            ==========  ==========  ==========  ==========  ==========
Amount of loans outstanding at end of year. $2,856,098  $2,904,809  $2,739,289  $2,713,639  $2,255,103
Average amount of loans outstanding during
  the year.................................  2,943,018   2,877,218   2,739,617   2,508,559  $2,232,602
Ratio of net charge-offs during year to
  average loans outstanding................       0.32%       0.31%       0.46%       0.43%       0.37%
Allowance as a percent of loans outstanding
  at end of year...........................       1.41        1.42        1.51        1.69        1.85

   The following table summarizes the allocation of the allowance for possible loan losses for the five years ended December 31, 2000:

                                                                        December 31,
                     -----------------------------------------------------------------------------------------------------
                              2000                   1999                   1998                   1997
                     ---------------------- ---------------------- ---------------------- ---------------------- ---------
                      Amount       Loan      Amount       Loan      Amount       Loan      Amount       Loan      Amount
                     Allocated Distribution Allocated Distribution Allocated Distribution Allocated Distribution Allocated
                     --------- -----------  --------- -----------  --------- -----------  --------- -----------  ---------
                                                                     (in thousands)
Commercial..........   $ 7,861          21%   $ 8,207          20%   $ 6,885          21%   $ 7,253          20%   $ 7,131
Real estate:
   Residential......     2,276          31      2,985          32      3,818          34      4,942          38      2,764
   Commercial.......    13,510          25     11,333          22      5,919          21     10,141          20      8,121
   Construction.....       865           2        882           2      2,276           3        576           2        907
Home equity.........       566           5        616           5        928           6      1,091           7        599
Consumer and leasing     7,290          16      7,912          19      7,488          15      6,196          13      4,853
Other...............     7,887          --      9,144          --     13,895          --     15,465          --     17,368
                     --------- -----------  --------- -----------  --------- -----------  --------- -----------  ---------
                       $40,255         100%   $41,079         100%   $41,209         100%   $45,664         100%   $41,743
                     ========= ===========  ========= ===========  ========= ===========  ========= ===========  =========




    Loan
Distribution
-----------

         22%

         36
         21
          2
          6
         13
         --
-----------
        100%
===========

   Over the last five years, the percentage of the allowance for loan losses allocated to consumer (including leasing) loans and commercial real estate loans has increased from 12% and 19%, respectively, to 18% and 35%, respectively. The shifts in these allocations reflect the trends in the overall mix of the Company's portfolio (described above in "Overview" and "Loans"). As noted in the Nonperforming Assets table, the overall level of the allowance for loan losses at December 31, 2000, when viewed as a percentage of nonperforming loans, excluding OREO, decreased to 353.86% from 447.87% in 1999. This decrease is primarily due to increases in the balance of loans on nonaccrual status. The other category is the allowance considered necessary by management based on its assessment of historical loss experience, industry trends, and the impact of the local and regional economy on the Company's borrowers that may not have been captured in the specific risk classifications.

   Notwithstanding the foregoing analytical allocations, the entire allowance for possible loan losses is available to absorb charge-offs in any category of loans. (See "Provision for Possible Loan Losses.")

Investment Securities

   The investment portfolio is used to meet liquidity demands, mitigate interest rate sensitivity, invest excess liquidity, and generate interest income. At December 31, 2000, the Company held investments available for sale totaling $585.3 million. This compares with investments of $649.5 million available for sale at December 31, 1999. The decline from 1999 to 2000 is primarily attributable to repayments of short-term borrowings utilized to fund branch divestitures in late 1999. At December 31, 2000, unrealized gains (net of taxes) of $164,000 resulted from marking the available for sale portfolio to market value. This compares with unrealized losses (net of taxes) of $7,018,000 at December 31, 1999. These amounts are reflected as an increase and a decrease, respectively, in stockholders' equity as the change in accumulated other comprehensive income.

   The following tables show the composition of the Company's investment portfolio, at:

                                                                      December 31,
                                                      --------------------------------------------
                                                        2000     1999     1998     1997     1996
                                                      -------- -------- -------- -------- --------
                                                                     (in thousands)
Securities available for sale (at market value)
   U.S. Treasury securities.......................... $  4,724 $ 18,942 $ 53,519 $ 57,713 $139,796
   U.S. government agency obligations................  251,826  230,479  388,434  399,599  241,109
   Obligations of states and political subdivisions..    6,142    8,297    8,123   10,301   10,558
   Mortgage-backed securities........................  152,902  197,596  289,086  290,559  118,659
   Corporate bonds and notes.........................  163,606  193,208  216,570   90,812   65,690
   Government bond mutual funds......................       --       --    9,000    9,050   10,103
   Marketable equity securities......................    5,248      307   25,941   25,425   25,075
   Other debt securities.............................      833      642      142      121       --
                                                      -------- -------- -------- -------- --------
      Total Securities available for sale............  585,281  649,471  990,815  883,580  610,990
                                                      -------- -------- -------- -------- --------

Securities held for investment (at amortized cost)
   U.S. government agency obligation.................       --       --       --       -- $    198
   Obligations of states and political subdivisions..       --       --       --       --      490
   Mortgage-backed securities........................       --       --       --       --   34,761
   Corporate bonds and notes.........................       --       --       --       --       25
   Other debt securities.............................       --       --       --       --      106
                                                      -------- -------- -------- -------- --------
      Total Securities held for investment...........       --       --       --       --   35,580
                                                      -------- -------- -------- -------- --------
         Total Investment Securities................. $585,281 $649,471 $990,815 $883,580 $646,570
                                                      ======== ======== ======== ======== ========

   The following table shows the maturity distribution of the amortized cost of the Company's investment securities and weighted average yields of such securities on a fully taxable equivalent basis at December 31, 2000, with comparative totals for 1999. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations:

                                                          After One        After Five
                                         Within          But Within        But Within         After         No Fixed
                                        One Year         Five Years        Ten Years        Ten Years       Maturity
                                    ----------------- ----------------- ---------------- --------------- ---------------
                                     Amount  Yield(2)  Amount  Yield(2) Amount  Yield(2) Amount Yield(2) Amount Yield(2)
                                    -------- -------  -------- -------  ------- -------  ------ -------  ------ -------
Securities Available for Sale
US Treasury securities............. $  2,700    6.15% $  1,996    6.12% $    --     -- % $   --     -- %   $ --     -- %
US government agency
 obligations.......................   49,470    6.48   169,430    6.18   32,878    7.24      --      --      --      --
Obligations of states and political
 subdivisions......................    1,482    6.52     4,524    6.42       60    8.99      67    8.99              --
Mortgage-backed securities (1).....   61,465    6.05    77,040    6.51   11,319    6.46   2,553    5.58      --      --
Corporate bonds and notes..........   25,330    6.10   137,583    6.63       30    7.00   1,005    6.18      --      --
Marketable equity securities.......    5,000    7.18        --      --       --      --      --      --     250      --
Other debt securities..............       10    5.00       795    6.74       28    9.02      --      --      --      --
                                    -------- -------  -------- -------  ------- -------  ------ -------  ------ -------
Total available for sale........... $145,457    6.25%  391,368    6.41% $44,315    7.05% $3,625    5.81%   $250     -- %
                                    ======== =======  ======== =======  ======= =======  ====== =======  ====== =======
Comparative totals for 1999........ $ 90,665    6.14%  535,219    6.17% $31,760    7.01% $2,431    6.97%   $274     -- %


                                          Total
                                    -----------------
                                     Amount  Yield(2)
                                    -------- -------
Securities Available for Sale
US Treasury securities............. $  4,696    6.14%
US government agency
 obligations.......................  251,778    6.38
Obligations of states and political
 subdivisions......................    6,133    6.47
Mortgage-backed securities (1).....  152,377    6.31
Corporate bonds and notes..........  163,948    6.55
Marketable equity securities.......    5,250    7.18
Other debt securities..............      833    6.79
                                    -------- -------
Total available for sale........... $585,015    6.41%
                                    ======== =======
Comparative totals for 1999........ $660,349    6.21%

--------
(1) Maturities of mortgage-backed securities are based on contractual payments and estimated mortgage loan prepayments.
(2) Tax-equivalent yield computed using historical cost balances and does not give effect to changes in fair value.

Deposits

   During 2000, total deposits averaged $3.208 billion, down from $3.528 billion in 1999. Noninterest-bearing demand deposits averaged $506 million, down from $580 million in 1999. Average savings deposits decreased $121.5 million, to

$1.854 billion for 2000. This category includes non-contractual interest bearing deposit products, such as savings, money market, and N.O.W. accounts. During 2000, time accounts (retirement and certificates of deposit) averaged $848 million, compared to $974 million in 1999. All of the declines in average balances were attributable to the sale of the eighteen branches, in which $469.3 million in total deposits were sold. The Company has a number of institutional customers within its franchise whose investment needs are frequently met by purchasing certificates of deposit over $100,000. Depositors in this category tend to seek bids regularly, and the Company raises or lowers the interest rates it offers depending on its liquidity needs and investment opportunities.

   The following table shows average balances of the Company's deposits for the periods indicated:

                                                          Years Ended December 31,
                                           ------------------------------------------------------
                                              2000       1999       1998       1997       1996
                                           ---------- ---------- ---------- ---------- ----------
                                                               (in thousands)
Demand deposits........................... $  506,192 $  579,631 $  555,635 $  464,208 $  386,434
Savings deposits..........................  1,853,576  1,975,125  1,903,265  1,657,072  1,445,457
Certificates of deposit less than $100,000
  and other time deposits.................    621,826    795,361    856,290    805,510    694,544
Certificates of deposit $100,000 and over.    226,263    178,309    179,755    171,954    151,723
                                           ---------- ---------- ---------- ---------- ----------
   Total.................................. $3,207,857 $3,528,426 $3,494,945 $3,098,744 $2,678,158
                                           ---------- ---------- ---------- ---------- ----------
                                           ---------- ---------- ---------- ---------- ----------

   The Company's ending balances of outstanding certificates of deposit and other time deposits in denominations of $100,000 and over had maturities as follows:

                                      Years Ended December 31,
                                 -----------------------------------
                                   2000     1999     1998     1997
                                 -------- -------- -------- --------
                                           (in thousands)
Three months or less............ $135,263 $135,371 $108,597 $101,967
Over three months to six months.   35,065   39,647   48,471   36,637
Over six months to twelve months   42,433   45,439   45,978   40,260
Over twelve months..............   28,100   15,252   23,311   29,475
                                 -------- -------- -------- --------
                                 $240,861 $235,709 $226,357 $208,339
                                 -------- -------- -------- --------
                                 -------- -------- -------- --------

Borrowings

   During 2000, short-term borrowings averaged $214.8 million, up from the $139.3 million posted in 1999. This funding consists of treasury, tax and loan deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (FHLB) borrowings, and federal funds purchased. FHLB borrowings averaged $146.8 million for 2000, up from $29.7 million in 1999. This increase is primarily attributable to amounts borrowed to fund the branch divestitures which occurred late in 1999. These borrowings were gradually repaid in 2000. FHLB borrowings at December 31, 2000 were $65.1 compared with $70.1 at December 31, 1999. Treasury borrowings averaged $17.4 million for 2000 compared with $13.1 million during 1999. Treasury funding is attractive to the Company because the rate of interest paid on borrowings floats at 25 basis points below the federal funds rate, there are no reserve requirements, and there are no FDIC insurance costs. Repurchase agreements averaged $45.5 million for 2000, down from $89.6 million in 1999.

Capital Resources

   The Company's capital forms the foundation for maintaining investor confidence as well as for developing programs for growth and new activities. Total capital decreased from $377.6 million at December 31, 1997 to $342.1 million at December 31, 2000. During 1997, the Company adopted measures to maintain a capital level consistent with the needs for its activities. A special dividend of $0.60 per share was declared in October 1997 to maintain capital at a level consistent with the Company's requirements at that time. Additionally, a share repurchase plan was implemented, in which up to 1,250,000 shares could be repurchased during 1997 and 1998. During 1998, the repurchase plan was expanded to allow an additional 500,000 shares to be repurchased during 1998 and 1999. However, the repurchase plan was rescinded prior to the announcement of the agreement to merge with VFSC.

   On January 19, 2000, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Corporation's common stock in negotiated transactions or open market purchases. Chittenden, depending on market conditions, may repurchase its Common Stock without further Board authorization for two years. On July 19, 2000, the Board authorized the repurchase of an additional 2,000,000 shares, bringing the total authorization to 4,000,000 shares. During 2000, 2.5 million shares were repurchased under the plan at a total cost of $66.5 million.

   At December 31, 2000, capital stood at $342.1 million, a decrease of $20.4 million from $362.5 million at December 31, 1999. Net income of $58.7 million increased the capital position in 2000, while dividend payments of $25.5 million and the share repurchases of $66.5 million reduced it. The reduction in capital was partially offset by increases in the net unrealized gain on securities available for sale of $7.2 million.

   Cash dividend payments totaling $22.8 million reduced the capital position during 1999, as did the net loss of $2.5 million, and a decrease in the net unrealized gain on securities available for sale of $13.5 million.

   Both the Board of Governors of the Federal Reserve System (the "FRB") and the Federal Deposit Insurance Corporation (the "FDIC") have defined leverage capital requirements. At December 31, 2000, the Company's leverage capital ratio (which is calculated pursuant to the FRB's regulations) was 8.65%, CTC's, BWM's, and FBT's leverage capital ratios (which are calculated pursuant to the FDIC's regulations) were 8.44%, 7.50%, and 6.61% respectively. The ratios in 1999 were 8.17% for the Company, 8.02% for CTC, 6.77% for BWM, and 6.72% for FBT.

   Additionally, the FRB and the FDIC have a risk-based capital standard. Under this measure of capital, banks are required to hold more capital against certain assets perceived as higher risk, such as commercial loans, than against other assets perceived as lower risk, such as residential mortgage loans and U.S. Treasury securities. Further, off-balance sheet items such as unfunded loan commitments and standby letters of credit, are included for the purposes of determining risk-weighted assets. Commercial banking organizations are required to have total capital equal to 8% of risk-weighted assets, and Tier 1 capital--consisting of common stock and certain types of preferred stock--equal to at least 4% of risk-weighted assets. Tier 2 capital, included in total capital, includes the allowance for possible loan losses up to a maximum of 1.25% of risk-weighted assets. At December 31, 2000, the Company's risk-based capital ratio was 12.08% and its Tier 1 capital, consisting entirely of common stock, was 10.82% of risk-weighted assets. This compares with year-end 1999 ratios of 13.23% and 11.96%, respectively.

   FDIC regulations pertaining to capital adequacy, which apply to the Banks, require a minimum 3% leverage capital ratio for those institutions with the most favorable composite regulatory examination rating. In addition, a 4% Tier 1 risk-based capital ratio, and an 8% total risk-based capital ratio are required for a bank to be considered adequately capitalized. Leverage, Tier 1 risk-based, and total risk-based capital ratios exceeding 5%, 6%, and 10%, respectively, qualify a bank for the "well-capitalized" designation. At December 31, 2000, CTC's leverage capital ratio was 8.44%, its Tier 1 risk-based capital ratio was 10.52%, and its total risk-based capital ratio was 11.77%; BWM's ratios were 7.50%, 9.65%, and 10.92%, respectively; and FBT's ratios were 6.61%, 9.69%, and 10.98%, respectively. These ratios placed the Banks in the FDIC's highest capital category of "well capitalized". Capital ratios in excess of minimum requirements indicate capacity to take advantage of profitable and credit-worthy opportunities as well as the potential to respond to unforeseen adverse conditions.

   The following table presents capital components and ratios of the Company at:

                                                    December 31,
                             -----------------------------------------------------------
                                2000        1999        1998        1997        1996
                             ----------  ----------  ----------  ----------  ----------
                                                   (in thousands)
Leverage
Stockholders' equity........ $  322,929  $  350,715  $  313,273  $  295,717  $  278,108
Total average assets (1)....  3,735,584   4,294,030   4,135,637   4,022,061   3,202,866
                                   8.65%       8.17%       7.58%       7.35%       8.68%
Risk-based
Capital components:
   Tier 1................... $  322,929  $  350,715  $  313,273  $  295,717  $  278,108
   Tier 2...................     37,301      36,647      36,394      34,186      27,784
                             ----------  ----------  ----------  ----------  ----------
       Total................ $  360,230  $  387,362  $  349,667  $  329,903  $  305,892
                             ==========  ==========  ==========  ==========  ==========
Risk-weighted assets:
   On-balance sheet......... $2,787,046  $2,824,133  $3,628,633  $3,461,939  $2,137,870
   Off-balance sheet........    212,812     126,100     118,628     128,885     101,581
                             ----------  ----------  ----------  ----------  ----------
                             $2,999,858  $2,950,233  $3,747,261  $3,590,824  $2,239,451
                             ==========  ==========  ==========  ==========  ==========
Ratios:
   Tier 1...................      10.82%      11.96%      10.76%      10.82%      12.53%
   Total (including Tier 2).      12.08       13.23       12.02       12.14       13.85

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

   The measure of an institution's liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. At December 31, 2000, the Company maintained cash balances and short-term investments of approximately $178.6 million, compared with $151.8 million at December 31, 1999. During 2000, the Company reduced borrowings by $103.1 million. Borrowings at December 31, 2000 were $93.8 million compared to $196.9 million on December 31, 1999. The decline was attributable to reduced balances in securities available for sale of $64.2 million and loans of $48.7 million. The borrowings were used to fund cash payments to acquiring institutions in exchange for liabilities assumed net of assets acquired, totaling $287.3 million ($22.2 million in 2000 and $265.1 million in 1999) for required branch divestitures.

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

   The Company uses simulation analyses to measure the exposure of net interest income to changes in interest rates over a relatively short (i.e., within one year) time horizon. Simulation analysis incorporates what management believes to be the most appropriate assumptions about customer and competitor behavior in the specified interest rate scenario. These assumptions are the basis for projecting future interest income and expense from the Company's assets and liabilities under various scenarios. Simulation analysis may have certain limitations caused by market conditions varying from those assumed in a model. Actual results can often differ due to the effects of prepayments and refinancings of loans and investments, as well as deposits ability to reprice or runoff, which may be different from that which has been assumed.

   The Company's limits on interest-rate risk specify that if interest rates were to shift immediately, (shocked) up or down 200 basis points, estimated net interest income for the next 12 months should neither improve or be impacted by greater than 10%. The results of the simulations over the next 12 months based on an increase in interest rates of 200 basis points will result in an increase of .08% in net interest income and a decline of 200 basis points will result in a decrease of .47% in net interest income. An additional analysis is performed to review results if interest rates were to shift quarterly, (ramped) up or down 100 and 200 basis points over a twelve month period. The results of the simulations over the next 12 months based on a gradual increase in interest rates of 100 and 200 basis points will result in a decrease of .15% and .28% respectively, in net interest income and a decline of 100 and 200 basis points will result in an increase of .05% and .09% respectively, in net interest income.

   As noted above, one of the tools used to measure rate sensitivity is the funds gap. The funds gap is defined as the amount by which a bank's rate sensitive assets exceed its rate sensitive liabilities. A positive gap exists when rate sensitive assets exceed rate sensitive liabilities. This indicates that a greater volume of assets than liabilities will reprice during a given period. This mismatch will improve earnings in a rising rate environment and inhibit earnings when rates decline. Conversely, when rate sensitive liabilities exceed rate sensitive assets, the gap is referred to as negative and indicates that a greater volume of liabilities than assets will reprice during the period. In this case, a rising rate environment will inhibit earnings and declining rates will improve earnings. Notwithstanding this general description of the effect on income of the gap position, it may not be an accurate predictor of changes in net interest income. The Company's limits on interest-rate risk specify that the cumulative one-year gap should be less than 15% of total assets. As of December 31, 2000, the estimated exposure was 0.06% and the Company was liability-sensitive.

   The following table shows the amounts of interest-earning assets and interest-bearing liabilities at December 31, 2000 that reprice during the periods indicated:

                                                           Repricing Date
                                       -------------------------------------------------------
                                                                 Over
                                                    Over Six   One Year
                                       One Day To  Months To   To Five      Over
                                       Six Months   One Year    Years    Five Years   Total
                                       ----------  ---------  ---------- ---------  ----------
                                                           (in thousands)
Interest-earning assets:
Loans................................. $1,320,986  $ 380,511  $1,024,797 $ 177,097  $2,903,391
Investment securities (1).............    176,936     71,044     327,283    18,904     594,167
Interest-bearing cash equivalents.....     37,990        135         770        53      38,948
                                       ----------  ---------  ---------- ---------  ----------
   Total interest-earning assets......  1,535,912    451,690   1,352,850   196,054   3,536,506
                                       ----------  ---------  ---------- ---------  ----------
Interest-bearing liabilities:
Deposits..............................  1,723,932    217,268     307,101   513,130   2,761,431
Borrowings............................     48,707         24      22,120    22,908      93,759
                                       ----------  ---------  ---------- ---------  ----------
   Total interest-bearing liabilities.  1,772,639    217,292     329,221   536,038   2,855,190
                                       ----------  ---------  ---------- ---------  ----------
Net interest rate sensitivity gap..... $ (236,727) $ 234,398  $1,023,629 $(339,984) $  681,316
                                       ==========  =========  ========== =========  ==========
Cumulative gap at December 31, 2000... $ (236,727) $  (2,329) $1,021,300 $ 681,316
Cumulative gap at December 31, 1999... $ (373,632) $(135,211) $1,028,163 $ 697,699

--------
(1) Amounts are based on amortized cost balances.

   The following table shows scheduled maturities of selected loans at December 31, 2000:

                                                      One Year
                                            Less Than To Five  Over Five
                                            One Year   Years     Years    Total
                                            --------- -------- --------- --------
                                                       (in thousands)
Predetermined rates:
   Commercial..............................  $ 39,079 $ 96,133  $ 55,509 $190,721
   Commercial real estate and construction.    44,205  214,821   176,834  435,860
                                            --------- -------- --------- --------
                                               83,284  310,954   232,343  626,581
                                            ========= ======== ========= ========
Floating or adjustable rates:
   Commercial..............................   147,803   99,941    77,462  325,206
   Commercial real estate and construction.    72,974  164,877   107,329  345,180
                                            --------- -------- --------- --------
                                             $220,777 $264,818  $184,791 $670,386
                                            ========= ======== ========= ========

Results of Operations

  Comparison of Years Ended December 31, 2000 and 1999

   Net Interest Income

   The primary source of recurring income for the Company is the net interest income of the Banks, which is the difference between interest income on loans and investments, and interest paid on deposits and borrowings. Net interest income is affected by changes in interest rates and the volumes of interest earning assets and interest bearing liabilities.

   For 2000, net interest income was $167.1 million, down $8.4 million from the 1999 level. On a fully taxable equivalent basis, net interest income decreased $8.5 million from 1999, to $169.5 million in 2000. These decreases resulted from lower levels of interest earning assets, which were down $221.4 million from 1999, to $3.587 billion for 2000. The decreased level of earning assets offset an increase in the net yield on earning assets from 4.67% in 1999 to 4.73% in 2000. The increase in the net yield on earning assets was due to higher yields in both the loan and investment portfolios.

   The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the years indicated:

                                                 2000                            1999                             1998
                                    ------------------------------- ------------------------------- -----------------------
                                                 Interest   Average              Interest  Average               Interest
                                      Average     Income/   Yield/    Average    Income/    Yield/    Average     Income/
                                      Balance   Expense (1) Rate(1)   Balance   Expense(1) Rate (1)   Balance   Expense (1)
                                    ----------  ----------- ------  ----------  ---------- -------  ----------  -----------
                                                                             (in thousands)
Assets
Interest-earning assets:
  Loans............................ $2,943,018     $248,946   8.46% $2,877,218    $235,393    8.18% $2,739,617      238,785
  Investments:
   Taxable.........................    619,485       39,991   6.46     847,076      51,408    6.07     893,649       57,117
   Tax-favored equity
    securities.....................      8,379          519   6.19      41,108       2,319    5.64      49,978        3,233
   Interest-bearing deposits in
    banks..........................        241           10   4.03       1,423          71    4.99       3,356          200
  Federal funds sold...............     15,732        1,062   6.75      41,469       2,032    4.90      62,898        3,458
                                    ----------  -----------         ----------  ----------          ----------  -----------
   Total interest-earning assets...  3,586,855      290,528   8.10   3,808,294     291,223    7.65   3,749,498      302,793
                                                -----------                     ----------                      -----------
Noninterest-earning assets.........    267,226                         338,460                         386,266
Allowance for possible loan
 losses............................    (40,715)                        (42,257)                        (45,520)
                                    ----------                      ----------                      ----------
    Total assets................... $3,813,366                      $4,104,497                      $4,090,244
                                    ==========                      ==========                      ==========
Interest-bearing liabilities:
  Savings and interest-bearing
   transactional accounts.......... $1,853,576     $ 63,304   3.42% $1,975,125    $ 57,875    2.93  $1,903,265     $ 61,969
  Certificates of deposit under
   $100,000 and other time
   deposits........................    621,826       31,383   5.05     795,361      40,018    5.03     856,290       45,638
  Certificates of deposit $100,000
   and over........................    226,263       12,699   5.61     178,309       8,471    4.75     179,755        9,861
                                    ----------  -----------         ----------  ----------          ----------  -----------
   Total interest-bearing
    deposits.......................  2,701,665      107,386   3.97   2,948,795     106,364    3.61   2,939,310      117,648
  Short-term borrowings............    214,777       13,644   6.35     139,340       6,871    4.93     158,931        8,691
                                    ----------  -----------         ----------  ----------          ----------  -----------
   Total interest-bearing
    liabilities....................  2,916,442      121,030   4.15   3,088,135     113,235    3.67   3,098,241      126,159
                                                -----------                     ----------                      -----------
Noninterest-bearing liabilities:
Demand deposits....................    506,192                         579,631                         555,635
Other liabilities..................     49,651                          62,989                          56,753
                                    ----------                      ----------                      ----------
   Total liabilities...............  3,472,285                       3,730,755                       3,710,629
Stockholders' equity...............    341,081                         373,742                         379,615
                                    ----------                      ----------                      ----------
      Total liabilities and
       stockholders' equity........ $3,813,366                      $4,104,497                      $4,090,244
                                    ==========                      ==========                      ==========
Net interest income................                $169,498                       $177,988                         $176,634
                                                ===========                     ==========                      ===========
Interest rate spread (2)...........                           3.95%                           3.98%
Net yield on earning assets (3)....                           4.73%                           4.67%


                                    Average
                                     Yield/
                                    Rate (1)
                                    -------

Assets
Interest-earning assets:
  Loans............................    8.72%
  Investments:
   Taxable.........................    6.39
   Tax-favored equity
    securities.....................    6.47
   Interest-bearing deposits in
    banks..........................    5.96
  Federal funds sold...............    5.50

   Total interest-earning assets...    8.08

Noninterest-earning assets.........
Allowance for possible loan
 losses............................

    Total assets...................

Interest-bearing liabilities:
  Savings and interest-bearing
   transactional accounts..........    3.26
  Certificates of deposit under
   $100,000 and other time
   deposits........................    5.33
  Certificates of deposit $100,000
   and over........................    5.49

   Total interest-bearing
    deposits.......................    4.00
  Short-term borrowings............    5.47

   Total interest-bearing
    liabilities....................    4.07

Noninterest-bearing liabilities:
Demand deposits....................
Other liabilities..................

   Total liabilities...............
Stockholders' equity...............

      Total liabilities and
       stockholders' equity........

Net interest income................

Interest rate spread (2)...........    4.01%
Net yield on earning assets (3)....    4.71%

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

                                                 2000 Compared With 1999        1999 Compared With 1998
                                              ------------------------------ ------------------------------
                                              Increase (Decrease)            Increase (Decrease)
                                               Due to Change in:              Due to Change in:
                                              -------------------   Total    -------------------   Total
                                               Average   Average   Increase   Average   Average   Increase
                                                Rate     Balance  (Decrease)    Rate    Balance  (Decrease)
                                              --------  --------  ---------   --------  -------  ---------
                                                                     (in thousands)
Interest income:
  Loans...................................... $  7,987  $  5,566   $ 13,553   $(14,731) $11,339   $ (3,392)
  Investments:
    Taxable..................................    3,275   (14,692)   (11,417)    (2,883)  (2,826)    (5,709)
    Tax-favored debt securities..............      227    (2,027)    (1,800)      (414)    (500)      (914)
  Interest-bearing deposits in banks.........      (12)      (49)       (61)       (33)     (96)      (129)
  Federal funds sold.........................      767    (1,737)      (970)      (376)  (1,050)    (1,426)
                                              --------  --------  ---------  --------   -------  ---------
       Total interest income.................   12,244   (12,939)      (695)   (18,437)   6,867    (11,570)
                                              --------  --------  ---------  --------   -------  ---------
Interest expense:
  Savings and interest-bearing transactional
   accounts..................................   (9,580)    4,151     (5,429)     6,200   (2,106)     4,094
  Certificates of deposit under $100,000 and
   other time deposits.......................     (123)    8,758      8,635      2,554    3,066      5,620
  Certificates of deposit $100,000 and over..   (1,537)   (2,691)    (4,228)     1,321       69      1,390
                                              --------  --------  ---------  --------   -------  ---------
    Total deposits...........................  (11,240)   10,218     (1,022)    10,075    1,029     11,104
  Short-term borrowings......................   (1,982)   (4,791)    (6,773)       854      966      1,820
                                              --------  --------  ---------  --------   -------  ---------
       Total interest expense................  (13,222)    5,427     (7,795)    10,929    1,995     12,924
                                              --------  --------  ---------  --------   -------  ---------
Change in net interest income................     (978)   (7,512)    (8,490)  $ (7,508) $ 8,862   $  1,354
                                              ========  ========  =========  ========   =======  =========

Noninterest Income and Noninterest Expense

   Noninterest income was $54.8 million in 2000, down $8.6 million from the $63.4 million reported in 1999. The decline was primarily attributable to lower service charges on deposit accounts, which declined $4.5 million from the $18.3 million reported in 1999. The decline in noninterest income is also attributable to lower gains on sales of mortgage loans, which decreased $2.4 million to $3.0 million, compared to gains of $5.4 million in 1999. This was a result of the decrease in the volume of loans sold from $386.1 million in 1999 to $179.6 million in 2000.

   Noninterest expense, including special charges of $833,000, totaled $126.5 million in 2000, compared to $203.6 million in 1999. Excluding special charges, noninterest expenses were $19.5 million lower in 2000 than in 1999. Salaries decreased $6.3 million from $61.7 million in 1999. This was primarily attributable to lower staffing levels after the merger with VFSC and to the divestiture of seventeen VNB branches between September and November 1999. Employee benefits were down $4.0 million from 1999, partially as a result of the staff reductions, as well as to a $1.3 million gain recognized in pension expense upon the merger of the CTC and VNB pension plans in 2000. In addition, pension expense for 2000 was a credit of $614,000. Occupancy expenses decreased $5.2 million from 1999 due to lower levels of depreciation expense resulting from the write-off of duplicative fixed assets and the elimination of occupancy expenses relating to the divested branches. Finally, amortization of intangible assets was $1.9 million lower than in 1999 due to the write off of goodwill recorded by VFSC relative to the Eastern acquisition. Upon the effective date of the Chittenden-VFSC merger, impaired goodwill totaling $21.1 million related to former Eastern locations in markets already occupied by Chittenden was written off. In addition, $25.7 million of goodwill allocated to the branches sold was recovered. The Company also charged $1 million to other noninterest expense in 2000 for additional reserves of the residual value on auto leases. The Company carries insurance which covers any shortfall between the projected residual value of the vehicle and the published wholesale value of the vehicle at lease end. The Company's reserves cover any shortfall between the published wholesale value and the actual sale price, if lower, at lease end.

   Other noninterest expense for 2000 totaled $42.7 million, down from $44.9 million in 1999. The components of other noninterest expense for the years presented are as follows:

                                  2000     1999    1998    1997
                                 ------- -------  ------- -------
                                          (in thousands)
Data processing................. $11,160 $10,618  $ 7,366 $ 7,671
Legal and professional..........   1,522   2,216    4,234   2,562
Marketing.......................   2,749   3,143    3,608   3,249
Software and Supplies...........   4,722   4,755    4,641   4,320
Net OREO and collection expenses      47    (147)     472   1,019
Telephone.......................   3,118   3,979    4,133   3,103
Postage.........................   2,553   3,147    3,112   2,565
Other...........................  16,873  17,155   18,463  18,461
                                 ------- -------  ------- -------
                                 $42,744 $44,866  $46,029 $42,950
                                 ------- -------- ------- -------
                                 ------- -------- ------- -------

Income Taxes

   The Company and the Banks are taxed on income by the IRS at the Federal level and by various states in which they do business. The majority of the Company's income is generated in the State of Vermont, which levies franchise taxes on banking institutions based upon average deposit levels in lieu of taxing income. Franchise taxes are included in income tax expense in the consolidated statements of operations.

   For the years ended December 31, 2000 and 1999, Federal and state income tax provisions amounted to $28.0 million and $29.1 million, respectively. The provision for 2000 includes a $1.5 million tax benefit recorded in the fourth quarter reflecting the reconciliation of the 1999 income tax provision to the 1999 tax returns filed in 2000. The provision for 1999 includes a $14.4 million tax benefit associated with the tax-deductible portion of the merger related one-time charge, and a $13.4 million provision related to the branch gains recognized upon the sale of divested branches. Excluding the effect of the special provision and benefit, the effective tax rates for the respective periods were 34.2% and 35.4%. During both periods, the Company's statutory Federal corporate tax rate was 35%. The Company's effective tax rates differed from the statutory rates primarily because of non-tax-deductible amortization of goodwill related to VFSC's acquisition of Eastern Bancorp. The higher effective rate produced by these nondeductible expenses was reduced by 1) the proportion of interest income from state and municipal securities and loans and corporate dividend income, which are partially exempt from Federal taxation and
2) tax credits on investments in qualified low income housing projects. The reduction in the Company's effective tax rate from 1999 to 2000 reflects lower levels of non-tax deductible goodwill resulting from the impaired goodwill written off in the second quarter of 1999 upon the consummation of the merger of Chittenden and VFSC and to the goodwill recovered in relation to the branch sales in the fourth quarter, as well as the $1.5 million tax benefit reflecting the reconciliation of the 1999 income tax provision to the 1999 tax returns filed in 2000.

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

Results of Operations

  Comparison of Years Ended December 31, 1999 and 1998

   Net Interest Income

   For 1999, net interest income was $175.5 million, compared with $173.2 million for 1998. On a fully taxable equivalent basis, net interest income increased $1.4 million from 1998 to $178.0 million in 1999. Average interest-earning assets totaled $3.808 billion for 1999, up $58.8 million from the 1998 level. The taxable equivalent net yield on earning assets was 4.67% in 1999, a decrease of 4 basis points from 4.71% in 1998. The decrease in the net yield on earning assets was due to lower yields in both the loan and investment portfolios.

   Noninterest Income and Noninterest Expense

   Noninterest income was $63.4 million in 1999, down $3.4 million from the $66.8 million reported in 1998. The decline was primarily attributable to lower gains on sales of mortgage loans, which decreased $2.6 million to $5.4 million, compared to gains of $8.0 million in 1998. Investment management income was up $1.4 million from the 1998 level, to $14.3 million, due to the effects of an increase in the number of investment management clients served and higher levels of administered assets, which were enhanced by the impact of advances in the stock market during the year. Service charges on deposit accounts declined $2.3 million from the previous year to $18.3 million in 1999. This was caused primarily by lower levels of overdraft charges related to the no fee checking product acquired by VFSC in the Eastern acquisition.

   Noninterest expense, including special charges of $58.5 million, totaled $203.6 million in 1999, up $51.4 million from the 1998 level. Excluding special charges, noninterest expenses were $7.1 million lower in 1999 than in 1998. Salaries decreased $1.7 million to $61.7 million in 1999. Occupancy expenses decreased $2.4 million from 1998 due to lower levels of depreciation expense resulting from the write-off of duplicative fixed assets and the elimination of occupancy expenses relating to the divested branches. Finally, amortization of intangible assets was $1.9 million lower than in 1998 due to the write-off of goodwill recorded by VFSC relative to the Eastern acquistion. Upon the effective date of the Chittenden-VFSC merger, impaired goodwill totaling $21.1 million related to former Eastern locations in markets already occupied by Chittenden was written off. In addition, $25.7 million of goodwill allocated to the branches sold was recovered.

   Income Taxes

   For 1999, the Federal and state income tax provisions amounted to $29.1 million. This compares with an income tax provision of $29.8 million for 1998. The effective tax rates for 1999 and 1998 were 35.4% and 37.5%, respectively. During 1999 and 1998, the Company's statutory Federal corporate tax rate was 35%. The Company's effective tax rates differed from the statutory rates primarily because of non tax-deductible amortization of goodwill related to VFSC's acquisition of Eastern Bancorp. The higher effective rate produced by these nondeductible expenses was partially reduced by 1) the proportion of interest income from state and municipal securities and loans and corporate dividend income, which are partially exempt from Federal taxation and 2) tax credits on investments in qualified low income housing projects. The reduction in the Company's effective tax rate from 1998 to 1999 reflects lower levels of non-tax deductible goodwill resulting from the impaired goodwill written off in the second quarter of 1999 upon the consummation of the merger of Chittenden and VFSC and to the goodwill recovered in relation to the branch sales in the fourth quarter.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            CHITTENDEN CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                December 31,
                                                                           -----------------------
                                                                              2000        1999
                                                                           ----------  ----------
                                                                               (in thousands)
Assets
Cash and cash equivalents................................................. $  178,621  $  151,764
Securities available for sale.............................................    585,281     649,471
FHLB and FRB stock........................................................     12,311      16,879
Loans held for sale.......................................................     44,950       2,926
Loans.....................................................................  2,856,098   2,904,809
Less: Allowance for possible loan losses..................................    (40,255)    (41,079)
                                                                           ----------  ----------
   Net loans..............................................................  2,815,843   2,863,730
Accrued interest receivable...............................................     25,642      25,226
Other real estate owned...................................................        513         416
Other assets..............................................................     39,020      58,342
Premises and equipment, net...............................................     51,959      41,052
Intangible assets.........................................................     15,721      18,490
                                                                           ----------  ----------
   Total assets........................................................... $3,769,861  $3,828,296
                                                                           ==========  ==========

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
   Demand................................................................. $  530,975  $  533,607
   Savings................................................................  1,934,227   1,807,843
   Certificates of deposit less than $100,000 and other time deposits.....    615,336     649,051
   Certificates of deposit $100,000 and over..............................    211,869     215,084
                                                                           ----------  ----------
       Total deposits.....................................................  3,292,407   3,205,585
Short-term borrowings.....................................................     93,757     196,923
Accrued expenses and other liabilities....................................     41,631      63,328
                                                                           ----------  ----------
       Total liabilities..................................................  3,427,795   3,465,836

Stockholders' Equity:
Preferred stock--$100 par value--authorized: 200,000 shares--issued and
  outstanding: none.......................................................         --          --
Common stock--$1 par value--authorized: 60,000,000 shares--issued and
  outstanding: 28,589,428 in 2000 and 28,380,040 in 1999..................     28,589      28,380
Surplus...................................................................    153,474     149,502
Retained earnings.........................................................    222,140     189,344
Treasury stock, at cost--2,492,344 shares in 2000 and 1,808 shares in 1999    (65,637)        (24)
Accumulated other comprehensive income....................................        164      (7,018)
Directors deferred compensation to be settled in stock....................      3,414       2,449
Unearned portion of employee restricted stock.............................        (78)       (173)
                                                                           ----------  ----------
       Total stockholders' equity.........................................    342,066     362,460
                                                                           ----------  ----------
       Total liabilities and stockholders' equity......................... $3,769,861  $3,828,296
                                                                           ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                            CHITTENDEN CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Years Ended December 31,
                                                                 ----------------------------------------
                                                                     2000          1999          1998
                                                                   --------      --------      --------
                                                                 (in thousands, except per share amounts)
Interest Income:
   Interest on loans............................................      $246,683     $233,580      $236,783
   Interest on investment securities:...........................
       Taxable..................................................        39,991       51,158        57,167
       Tax-favored..............................................           356        1,896         1,868
   Short-term investments.......................................         1,072        2,103         3,658
                                                                      --------     --------      --------
          Total interest income.................................       288,102      288,737       299,476
                                                                      --------     --------      --------
Interest Expense:
   Deposits:....................................................
       Savings..................................................        63,304       57,875        61,969
       Time.....................................................        44,082       48,489        55,499
                                                                      --------     --------      --------
          Total interest on deposits............................       107,386      106,364       117,468
   Short-term borrowings........................................        13,644        6,888         8,731
                                                                      --------     --------      --------
          Total interest expense................................       121,030      113,252       126,199
                                                                      --------     --------      --------
Net interest income.............................................       167,072      175,485       173,277
Provision for possible loan losses..............................         8,700        8,700         8,235
                                                                      --------     --------      --------
Net interest income after provision for possible loan losses....       158,372      166,785       165,042
                                                                      --------     --------      --------
Noninterest Income:
   Investment management income.................................        13,817       14,290        12,913
   Service charges on deposit accounts..........................        13,875       18,330        20,556
   Mortgage servicing income....................................         4,079        3,589         3,274
   Gains on sales of mortgage loans, net........................         2,992        5,361         7,976
   Credit card income, net......................................         5,349        5,545         5,403
   Insurance commissions, net...................................         2,894        2,538         2,878
   Other........................................................        11,804       13,750        13,780
                                                                      --------     --------      --------
          Total noninterest income..............................        54,810       63,403        66,780
                                                                      --------     --------      --------
Noninterest Expense:
   Salaries.....................................................        55,447       61,732        63,387
   Employee benefits............................................         9,124       13,138        13,102
   Net occupancy expense........................................        16,213       21,379        23,791
   Amortization of intangibles..................................         2,101        4,022         5,895
   Special charges..............................................           833       58,472            --
   Other........................................................        42,744       44,866        46,029
                                                                      --------     --------      --------
          Total noninterest expense.............................       126,462      203,609       152,204
                                                                      --------     --------      --------
Income before income taxes......................................        86,720       26,579        79,618
Income tax expense..............................................        28,033       29,075        29,840
                                                                      --------     --------      --------
Net income (loss)...............................................      $ 58,687     $ (2,496)     $ 49,778
                                                                      ========     ========      ========
Basic earnings (loss) per share.................................      $   2.17     $  (0.09)     $   1.76
Diluted earnings (loss) per share...............................          2.15        (0.09)         1.73
Dividends per share.............................................          0.94         0.81          0.69
Weighted average common shares outstanding......................        27,008       28,172        28,323
Weighted average common and common equivalent shares outstanding        27,280       28,636        28,830

  The accompanying notes are an integral part of these consolidated financial statements.

                            CHITTENDEN CORPORATION

        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
                             COMPREHENSIVE INCOME

                   Years Ended December 31, 2000, 1999, 1998
                                (In thousands)

                                                                                                                      Unearned
                                                                                              Accumulated Director's Portion of
                                               Comp-                                          Other Comp-  Deferred   Employee
                                             rehensive  Common            Retained  Treasury   rehensive    Comp.    Restricted
                                              Income    Stock    Surplus  Earnings    Stock     Income      Stock      Stock
                                             --------  -------  --------  --------  --------  ----------  ---------- ---------
Balance at December 31, 1997................           $30,100  $188,323  $184,115  $(30,084)   $  3,827      $1,777     $(412)
Comprehensive Income:
Net income (loss)........................... $ 49,778       --        --    49,778        --          --          --        --
   Total Other Comprehensive
    Income (Note 8).........................    2,635       --        --        --        --       2,635          --        --
                                             --------
   Total Comprehensive Income............... $ 52,413
                                             ========
Cash dividends declared ($0.69 per share)...                --        --   (19,564)       --          --          --        --
Shares issued/forfeited under various stock
 plans, net.................................                54       201        --     2,993          --          --        42
Amortization of deferred compensation for
 restricted stock earned....................                --        --        --        --          --          --       104
Directors deferred compensation.............                --        --        --        --          --         325        --
Purchase of treasury stock..................                --        --        --   (22,559)         --          --        --
Cost associated with listing on NYSE,
 net of tax.................................                --       (93)       --        --          --          --        --
                                                       -------  --------  --------  --------  ----------  ---------- ---------
Balance at December 31, 1998................            30,154   188,431   214,329   (49,650)      6,462       2,102      (266)
Comprehensive Income:
Net income (loss)........................... $ (2,496)      --        --    (2,496)       --          --          --        --
   Total Other Comprehensive
    Income (Note 8).........................  (13,480)      --        --        --        --     (13,480)         --        --
                                             --------
   Total Comprehensive Income............... $(15,976)
                                             ========
Cash dividends declared ($0.81 per share)...                --        --   (22,815)       --          --          --        --
Shares issued/forfeited under various stock
 plans, net.................................               187     2,523       326     6,250          --          --        --
Amortization of deferred compensation for
 restricted stock earned....................                --        --        --        --          --          --        93
Directors deferred compensation.............                --        --        --        --          --         347        --
Cash paid for fractional shares.............                --       (37)       --        --          --          --        --
Treasury stock retired in connection
 with acquisition of VFSC...................            (1,961)  (41,415)       --    43,376          --          --        --
                                                       -------  --------  --------  --------  ----------  ---------- ---------
Balance at December 31, 1999................            28,380   149,502   189,344       (24)     (7,018)      2,449      (173)
Comprehensive Income:
   Net income (loss)........................ $ 58,687       --        --    58,687        --          --          --        --
   Total Other Comprehensive
    Income (Note 8).........................    7,182       --        --        --        --       7,182          --        --
                                             --------
   Total Comprehensive Income............... $ 65,869
                                             ========
Cash dividends declared ($0.94 per share)...                --        --   (25,484)       --          --          --        --
Shares issued /forfeited under various stock
 plans, net.................................               209     3,972      (407)      865          --          --        --
Amortization of deferred compensation for
 restricted stock earned....................                --        --        --        --          --          --        95
Directors deferred compensation.............                --        --        --        --          --         965        --
Purchase of treasury stock..................                --        --        --   (66,478)         --          --        --
                                                       -------  --------  --------  --------  ----------  ---------- ---------
Balance at December 31, 2000................           $28,589  $153,474  $222,140  $(65,637)   $    164      $3,414     $ (78)
                                                       =======  ========  ========  ========  ==========  ========== =========

                                               Total
                                              Stock-
                                             holders'
                                              Equity
                                             --------
Balance at December 31, 1997................ $377,646
Comprehensive Income:
Net income (loss)...........................   49,778
   Total Other Comprehensive
    Income (Note 8).........................    2,635

   Total Comprehensive Income...............

Cash dividends declared ($0.69 per share)...  (19,564)
Shares issued/forfeited under various stock
 plans, net.................................    3,290
Amortization of deferred compensation for
 restricted stock earned....................      104
Directors deferred compensation.............      325
Purchase of treasury stock..................  (22,559)
Cost associated with listing on NYSE,
 net of tax.................................      (93)
                                             --------
Balance at December 31, 1998................  391,562
Comprehensive Income:
Net income (loss)...........................   (2,496)
   Total Other Comprehensive
    Income (Note 8).........................  (13,480)

   Total Comprehensive Income...............

Cash dividends declared ($0.81 per share)...  (22,815)
Shares issued/forfeited under various stock
 plans, net.................................    9,286
Amortization of deferred compensation for
 restricted stock earned....................       93
Directors deferred compensation.............      347
Cash paid for fractional shares.............      (37)
Treasury stock retired in connection
 with acquisition of VFSC...................       --
                                             --------
Balance at December 31, 1999................  362,460
Comprehensive Income:
   Net income (loss)........................   58,687
   Total Other Comprehensive
    Income (Note 8).........................    7,182

   Total Comprehensive Income...............

Cash dividends declared ($0.94 per share)...  (25,484)
Shares issued /forfeited under various stock
 plans, net.................................    4,639
Amortization of deferred compensation for
 restricted stock earned....................       95
Directors deferred compensation.............      965
Purchase of treasury stock..................  (66,478)
                                             --------
Balance at December 31, 2000................ $342,066
                                             ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            CHITTENDEN CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   Years Ended December 31,
                                                                                               --------------------------------
                                                                                                  2000       1999       1998
                                                                                               ---------  ---------  ---------
                                                                                                        (in thousands)
Cash Flows from Operating Activities:
   Net income (loss).......................................................................... $  58,687  $  (2,496) $  49,778
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Provision for possible loan losses......................................................     8,700      8,700      8,235
      Depreciation............................................................................     5,296      8,780     10,797
      Amortization of intangible assets.......................................................     2,101      4,022      5,895
      Amortization (accretion) of premiums, fees, and discounts, net..........................     1,461     (1,696)     3,473
      Merger related expenses.................................................................        --     49,866         --
      Write-off of impaired intangible assets.................................................        --     21,129         --
      Loss (gain) on branch sales.............................................................       833    (12,524)        --
      Investment securities (gains) losses....................................................       393         --       (785)
      Deferred (prepaid) income taxes.........................................................    15,168     (8,895)      (543)
      Loans originated and purchased for sale.................................................  (182,600)  (330,832)  (695,778)
      Proceeds from sales of loans............................................................   182,597    386,951    679,275
      Gains on sales of loans.................................................................    (2,992)    (5,361)    (7,976)
   Changes in assets and liabilities:
      Accrued interest receivable.............................................................      (416)     2,011      1,964
      Other assets............................................................................     3,826      3,611     19,760
      Accrued expenses and other liabilities..................................................   (22,346)    (4,173)       490
                                                                                               ---------  ---------  ---------
         Net cash provided by operating activities............................................    70,708    119,093     74,585
                                                                                               ---------  ---------  ---------
Cash Flows from Investing Activities:
   Net cash used in branch divestiture........................................................   (22,195)  (265,142)        --
   Proceeds from sale of Federal Home Loan Bank stock.........................................     6,065      5,100         --
   Proceeds from sales of securities available for sale.......................................   156,305    109,394     52,984
   Proceeds from maturing securities and principal payments on securities available for sale..   269,339    922,556    636,831
   Purchases of securities available for sale.................................................  (352,669)  (711,153)  (815,700)
   Loans originated, net of principal repayments..............................................    (6,468)  (301,512)   (59,493)
   Purchases of premises and equipment........................................................   (16,702)    (9,715)   (10,636)
                                                                                               ---------  ---------  ---------
         Net cash provided by (used in) investing activities..................................    33,675   (250,472)  (196,014)
                                                                                               ---------  ---------  ---------
Cash Flows from Financing Activities:
   Net increase (decrease) in deposits........................................................   113,888    (32,493)   240,552
   Net increase (decrease) in short-term borrowings...........................................  (103,166)    61,010    (64,930)
   Cash paid to list on New York Stock Exchange, net of taxes.................................        --         --        (93)
   Cash paid for fractional shares............................................................        --        (37)        --
   Proceeds from issuance of treasury and common stock........................................     3,714      9,479      2,491
   Dividends on common stock..................................................................   (25,484)   (22,815)   (19,564)
   Repurchase of common stock.................................................................   (66,478)        --    (22,559)
                                                                                               ---------  ---------  ---------
         Net cash provided by (used in) financing activities..................................   (77,526)    15,144    135,897
                                                                                               ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents..........................................    26,857   (116,235)    14,468
Cash and cash equivalents at beginning of year................................................   151,764    267,999    253,531
                                                                                               ---------  ---------  ---------
Cash and cash equivalents at end of year...................................................... $ 178,621  $ 151,764  $ 267,999
                                                                                               =========  =========  =========
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Interest................................................................................ $ 120,267  $ 114,340  $ 120,174
      Income taxes............................................................................    24,816     18,160     18,197
   Non-cash investing and financing activities:
      Securities transferred from held for investment to available for sale...................        --         --      1,124
      Portfolio loans transferred to loans held for sale......................................    39,029         --         --
      Loans transferred to other real estate owned............................................     2,026      1,066      2,551
      Issuance of treasury and restricted stock...............................................        70         52         --

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

  Nature of Operations

   CTC operates fifty-three branches throughout the state of Vermont, two branches in New Hampshire and ten branches in New Hampshire under the trade name "First Savings of New Hampshire"; BWM operates twelve branches in the western Massachusetts area and FBT operates seven branches in the greater Worcester, Massachusetts area. The Banks' primary business is providing loans, deposits, and other banking services to commercial, individual, and public sector customers. CCC is a mortgage banking operation with offices in Brattleboro, Vermont, and Lexington, Massachusetts. The Pomerleau Agency is an independent insurance agency with offices in Waterbury and Burlington, Vermont. Chittenden Securities, Inc. is a registered broker/ dealer providing brokerage services to its customers through existing branch locations located in Vermont, Massachusetts, and New Hampshire.

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

                            CHITTENDEN CORPORATION

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

   The allowance for possible loan losses is based on management's estimate of the amount required to reflect the inherent losses in the loan portfolio, based on circumstances and conditions known or anticipated at each reporting date. There are inherent uncertainties with respect to the collectibility of the Banks' loans. Because of these inherent uncertainties, it is reasonably possible that actual losses experienced in the near term may differ from the amounts reflected in these consolidated financial statements.

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

  Loan Origination and Commitment Fees

   Loan origination and commitment fees, and certain loan origination costs, are deferred and amortized over the contractual term of the related loans as yield adjustments using primarily the level-yield method. When loans are sold or paid off, the unamortized net fees and costs are recognized in income. Net deferred loan fees amounted to $6,096,000 and $4,889,000 at December 31, 2000 and 1999, respectively.

  Mortgage Servicing Rights

   Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest

                            CHITTENDEN CORPORATION
income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions.

   Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

  Loans Held for Sale

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

  Earnings Per Share

   The calculation of basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is based on the weighted average number of

                            CHITTENDEN CORPORATION
shares of common stock outstanding adjusted for the incremental shares attributed to outstanding common stock equivalents, using the treasury stock method. Common stock equivalents include options granted under the Company's stock plans and shares to be issued under the Company's Directors' Deferred Compensation Plan.

  Cash and Cash Equivalents

   Cash and cash equivalents consist of cash on hand, amounts due from banks, interest-bearing deposits and certain money market fund investments. Cash equivalents are accounted for at cost, which approximates fair value.

  Trust

   Trust administered assets of approximately $5.2 billion and $4.8 billion at December 31, 2000 and 1999, respectively, held by the Banks in a fiduciary or agency capacity for customers, are not included in the accompanying consolidated balance sheets as they are not assets of the Company. Trust income is recorded on the cash basis (which approximates the accrual basis) in accordance with industry practice.

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

   On January 11, 2001, the Company entered into an agreement to sell its retail credit card portfolio, which totaled $39.0 million at December 31, 2000. Accordingly, the retail credit card portfolio is included in loans held for sale as of December 31, 2000 on the accompanying balance sheets.

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

  Reclassifications

    Certain amounts in the 2000 and 1999 financial statements have been reclassified to be consistent with current year presentation.

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

   Total revenue, income before taxes, net income, and earnings per share data of the separate companies for the periods preceding the acquisition were:

                               For the Three Months             For the Year
                               Ended March 31, 1999        Ended December 31, 1998
                           ---------------------------- -----------------------------
                           Chittenden                   Chittenden
                           Corporation  VFSC   Combined Corporation   VFSC   Combined
                           ----------- ------- -------- ----------- -------- --------
Total Revenue.............     $30,673 $28,422  $59,095    $123,405 $116,652 $240,057
Income before Income taxes      11,072   7,722   18,794      46,538   33,080   79,618
Net Income................       7,495   4,424   11,919      30,665   19,113   49,778
Diluted Earnings Per Share     $  0.52 $  0.34  $  0.42    $   2.09 $   1.45 $   1.73

   Special charges of $58.5 million (pre-tax) were recorded during 1999 related to the VFSC transaction. These charges included merger related expenses of $49.9 million, and $21.1 million related to the write-off of impaired goodwill, less a net gain of $12.5 million from branch sales (see below). The merger related expenses included asset disposal write-downs of $23.9 million, and conversion, severance and transaction costs, such as legal, advisory and accounting fees which totaled $26.0 million. The impaired goodwill, which related to VFSC's purchase of Eastern Bancorp, was written-off as a result of divestitures required by the U.S. Department of Justice and the Federal Reserve. On an after-tax basis, special charges amounted to $57.4 million in 1999. Included in accrued expenses and other liabilities at December 31, 2000, are merger related expenses totaling $1.2 million which will be paid in future periods.

                            CHITTENDEN CORPORATION

   The change in accrued merger related expenses at December 31, 2000 is summarized below:

                           Accrual Balance                     Accrual Balance
                                as of             Less:             as of
                          December 31, 1999 Cash Transactions December 31, 2000
                          ----------------- ----------------- -----------------
Compensation and Benefits            $6,730            $5,512            $1,218
System Conversion........             1,664             1,664                --
Other....................             1,244             1,244                --
                          ----------------- ----------------- -----------------
   Total.................            $9,638            $8,420            $1,218
                          ================= ================= =================

   As noted above, the Company recognized a net $12.5 million gain on branch sales in 1999. One of the conditions of regulatory approval of the VFSC transaction was the divestiture of eighteen VNB branches. Seventeen of the required divestitures were completed in 1999. The final branch divestiture was completed in the first quarter of 2000. Divested in the sale of the eighteen branches were $131.5 million in loans, $469.2 million in deposits and $9.0 million in fixed assets. Total cash transferred to the buyers was $287.3 million. To fund the cash transferred, $92.1 million and $70.0 million in securities available for sale were sold in 2000 and 1999, respectively, at a losses of $688,000 and $1,148,000, which are netted in the $833,000 loss and the $12.5 million gain on the branch sales in 2000 and 1999, respectively.

Note 3 Securities

   Investment securities at December 31, 2000 and 1999 are as follows:

                                                     Amortized Unrealized Unrealized   Fair
                                                       Cost      Gains      Losses    Value
                                                     --------- ---------- ---------  --------
                                                                  (in thousands)
2000
Securities Available for Sale:
   U.S. Treasury securities.........................  $  4,696     $   28   $    --  $  4,724
   U.S. government agency obligations...............   251,778        751      (703)  251,826
   Obligations of states and political subdivisions.     6,133         19       (10)    6,142
   Mortgage-backed securities.......................   152,377      1,048      (523)  152,902
   Corporate bonds and notes........................   163,948        627      (969)  163,606
   Other debt securities............................       833         --        --       833
   Marketable equity securities.....................     5,250         --        (2)    5,248
                                                     --------- ---------- ---------  --------
Total securities available for sale.................  $585,015     $2,473  ($ 2,207) $585,281
                                                     ========= ========== =========  ========

1999
Securities Available for Sale:
   U.S. Treasury securities.........................  $ 18,946     $    8   $   (12) $ 18,942
   U.S. government agency obligations...............   235,326         70    (4,917)  230,479
   Obligations of states and political subdivisions.     8,345         25       (73)    8,297
   Mortgage-backed securities.......................   200,414        218    (3,036)  197,596
   Corporate bonds and notes........................   196,402         47    (3,241)  193,208
   Other debt securities............................       642         --        --       642
   Marketable equity securities.....................       274         40        (7)      307
                                                     --------- ---------- ---------  --------
Total securities available for sale.................  $660,349     $  408  ($11,286) $649,471
                                                     ========= ========== =========  ========

                            CHITTENDEN CORPORATION

   Proceeds from sales of debt securities amounted to $156,305,000, $109,394,000 and $52,984,000 in 2000, 1999, and 1998, respectively. Realized losses on sales of debt securities were $469,000 and $96,000 in 2000 and 1998, respectively. Realized losses in 2000 and 1999 of $688,000 and $1,148,000, respectively, were netted against the gain on sale of branch divestitures, since all sales were to fund cash transferred to the acquirers. Realized gains on sales of debt securities were $76,000 and $881,000 in 2000 and 1998, respectively.

   The market value of securities pledged to secure U.S. Treasury borrowings, public deposits, securities sold under agreements to repurchase, and for other purposes required by law, amounted to $258,539,000 and $316,303,000 at December 31, 2000 and 1999, respectively.

   The following table shows the maturity distribution of the amortized cost of the Company's investment securities at December 31, 2000, with comparative totals for 1999. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations:

                                                 After One  After Five
                                         Within  But Within But Within   After   No Fixed
                                        One Year Five Years Ten Years  Ten Years Maturity  Total
                                        -------- ---------- ---------- --------- -------- --------
                                                              (in thousands)
Investment Securities:
   U.S. Treasury securities............ $  2,700   $  1,996    $    --    $   --     $ -- $  4,696
   U.S. government agency obligations..   49,470    169,430     32,878        --       --  251,778
   Obligations of states and political
     subdivisions......................    1,482      4,524         60        67       --    6,133
   Mortgage-backed securities (1)......   61,465     77,040     11,319     2,553       --  152,377
   Corporate bonds and notes...........   25,330    137,583         30     1,005       --  163,948
   Other debt securities...............       10        795         28        --       --      833
   Marketable equity securities........    5,000         --         --        --      250    5,250
                                        -------- ---------- ---------- --------- -------- --------
Total investment securities............ $145,457   $391,368    $44,315    $3,625     $250 $585,015
                                        ======== ========== ========== ========= ======== ========
Comparative totals for 1999............ $ 90,665   $535,219    $31,760    $2,431     $274 $660,349

--------
(1) Maturities of mortgage-backed securities are based on contractual payments and estimated mortgage loan prepayments.

                            CHITTENDEN CORPORATION

   The following table shows the maturity distribution of the fair value of the Company's investment securities at December 31, 2000, with comparative totals for 1999. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations:

                                                 After One  After Five
                                         Within  But Within But Within After Ten No Fixed
                                        One Year Five Years Ten Years    Years   Maturity  Total
                                        -------- ---------- ---------- --------- -------- --------
                                                              (in thousands)
Investment Securities:
   U.S. Treasury securities............ $  2,703   $  2,021    $    --    $   --     $ -- $  4,724
   U.S. government agency obligations..   49,500    169,262     33,064        --       --  251,826
   Obligations of states and political
     subdivisions......................    1,484      4,531         60        67       --    6,142
   Mortgage-backed securities (1)......   61,676     77,306     11,358     2,562       --  152,902
   Corporate bonds and notes...........   25,265    137,316         30       995       --  163,606
   Other debt securities...............       10        795         28        --       --      833
   Marketable equity securities........    5,000         --         --        --      248    5,248
                                        -------- ---------- ---------- --------- -------- --------
Total investment securities............ $145,638   $391,231    $44,540    $3,624     $248 $585,281
                                        ======== ========== ========== ========= ======== ========
Comparative totals for 1999............ $ 89,893   $525,753    $31,133    $2,385     $307 $649,471

--------
(1) Maturities of mortgage-backed securities are based on contractual repayments and estimated mortgage loan prepayments.

Note 4 Loans

   Major classifications of loans at December 31, 2000 and 1999 are as follows:

                                      2000        1999
                                   ----------  ----------
                                       (in thousands)
Commercial........................ $  599,492  $  591,875
Real estate:
   Residential....................    884,024     917,505
   Commercial.....................    723,339     641,494
   Construction...................     57,701      55,448
                                   ----------- -----------
       Total real estate..........  1,665,064   1,614,447
Home equity.......................    140,150     149,347
Consumer..........................    314,914     414,173
Lease financing...................    136,478     134,967
                                   ----------  ----------
       Total gross loans..........  2,856,098   2,904,809
Allowance for possible loan losses    (40,255)    (40,255)
Net loans......................... $2,815,843  $2,863,730
                                   ==========  ==========
Loans held for sale............... $   44,950  $    2,926
                                   ==========  ==========

   Lease financing receivable includes the estimated residual value of leased vehicles of approximately $86,771,000 and $84,745,000 at December 31, 2000 and 1999, respectively, and is net of unearned interest income of approximately $21,643,000 and $21,826,000 at those dates.

                            CHITTENDEN CORPORATION

   CTC's lending activities are conducted primarily in Vermont and New Hampshire, with additional activity relating to nearby trading areas in Quebec, New York, Maine, and Connecticut. BWM's lending activities are conducted primarily in the western Massachusetts area while FBT's lending activities are conducted primarily in the greater Worcester, Massachusetts area. The Banks make single-family and multi-family residential loans, commercial real estate loans, commercial loans, and a variety of consumer loans. In addition, the Banks make loans for the construction of residential homes, multi-family and commercial properties, and for land development. The ability and willingness of the Banks' borrowers to honor their repayment commitments are impacted by many factors, including the level of overall economic activity within the borrowers' geographic areas.

   Changes in the allowance for possible loan losses are summarized as follows:

                                     2000      1999      1998
                                   --------  --------  --------
                                          (in thousands)
Balance at beginning of year...... $ 41,079  $ 41,209  $ 45,664
Provision for possible loan losses    8,700     8,700     8,235
Loan recoveries...................    3,915     4,586     5,001
Loans charged off.................  (13,439)  (13,416)  (17,692)
                                   --------  --------  --------
Balance at end of year............ $ 40,255  $ 41,079  $ 41,209
                                   ========  ========  ========

   The principal amount of loans on nonaccrual status was $11,376,000 and $9,172,000 at December 31, 2000 and 1999, respectively. There were no loans whose terms have been substantially modified in troubled debt restructurings during 2000, 1999 and 1998. At December 31, 2000, the Banks were not committed to lend any additional funds to borrowers with loans whose terms have been restructured.

   The amount of interest which was not earned but which would have been earned had the nonaccrual and restructured loans performed in accordance with their original terms and conditions was as follows:

                                                        2000   1999   1998
                                                       ------ ------ ------
                                                          (in thousands)
Interest income in accordance with original loan terms $3,964 $1,365 $2,467
Interest income recognized............................  3,090    454  1,226
                                                       ------ ------ ------
Reduction in interest income.......................... $  874 $  911 $1,241
                                                       ====== ====== ======

   At December 31, 2000, the recorded investment in loans that are considered to be impaired under SFAS 114 was $6,794,000 (all such loans were on a nonaccrual basis). Included in this amount is $2,687,000 of impaired loans for which the related allowance for possible loan losses is $1,440,000 and $4,107,000 of impaired loans for which no specific allowance for possible loan losses has been allocated. The average recorded investment in impaired loans during the year ended December 31, 2000 was approximately $6,627,000. For the year ended December 31, 2000, interest income on impaired loans totaled $336,000 of which $183,000 was recognized on a cash basis and $153,000 on an accrual basis.

   Residential mortgage loans serviced for others, which are not reflected in the consolidated balance sheets, totaled approximately $1.991 billion and $2.079 billion at December 31, 2000 and 1999, respectively. No recourse provisions exist in connection with such servicing.

                            CHITTENDEN CORPORATION

   The following table is a summary of activity for mortgage servicing rights purchased and originated for three years ended December 31, 2000:

                             Purchased Originated  Total
                             --------  ---------  -------
                                    (in thousands)
Balance at December 31, 1997   $5,485    $ 5,184  $10,669
   Additions................       --      5,147    5,147
   Amortization.............     (696)    (1,948)  (2,644)
                             --------  ---------  -------
Balance at December 31, 1998    4,789      8,383   13,172
   Additions................       --      3,259    3,259
   Amortization.............     (598)    (1,590)  (2,188)
                             --------  ---------  -------
Balance at December 31, 1999    4,191     10,052   14,243
   Additions................       --      1,654    1,654
   Amortization.............     (565)    (1,163)  (1,728)
                             --------  ---------  -------
Balance at December 31, 2000   $3,626    $10,543  $14,169
                             ========  =========  =======

   SFAS 125 requires enterprises to measure the impairment of servicing rights based on the difference between the carrying amount of the servicing rights and current fair value. At December 31, 2000 no allowance for impairment in the Company's mortgage servicing rights was necessary. Impairment of mortgage servicing rights of $219,000 was recorded in 1998.

Note 5 Premises and Equipment

   Premises and equipment at December 31, 2000 and 1999 are summarized as follows:

                                                               Estimated
                                                                Original
                                            2000      1999    Useful Lives
                                          --------  --------  ------------
                                            (in thousands)
Land..................................... $  6,766  $  6,716       --
Buildings and improvements...............   25,773    32,837  25-50 years
Leasehold improvements...................   21,555    22,431   2-50 years
Furniture and equipment..................   38,640    45,307   3-15 years
Construction in progress.................    1,372     4,681       --
                                          --------  --------
Premises and equipment, gross............   94,106   111,972
Accumulated depreciation and amortization  (42,147)  (70,920)
                                          --------  --------
Premises and equipment, net.............. $ 51,959  $ 41,052
                                          ========  ========

   The Company is obligated under various noncancelable operating leases for premises and equipment expiring in various years through the year 2021. Total lease expense, net of income from subleases, amounted to approximately $4,211,000, $4,694,000 and $4,546,000 in 2000, 1999, and 1998, respectively.

   Future minimum rental commitments for noncancelable operating leases on premises and equipment with initial or remaining terms of one year or more at December 31, 2000 are as follows:

                                                   Lease
                  Year                          Obligations
                  ----                         --------------
                                               (in thousands)
                  2001........................        $ 3,391
                  2002........................          2,881
                  2003........................          2,508
                  2004........................          2,202
                  2005........................          1,992
                  Thereafter..................          7,077
                                               --------------
                  Total minimum lease payments        $20,051
                                               ==============

                            CHITTENDEN CORPORATION

Note 6 Borrowings

   Borrowings at December 31, 2000 and 1999 consisted of the following:

                                                                                   2000     1999
                                                                                  ------- --------
                                                                                   (in thousands)
Federal funds purchased, rate 6.50%, maturing January 2, 2001.................... $ 1,325 $     --
Federal funds purchased, rate 5.50%, maturing January 3, 2000....................      --    1,000
Securities sold under agreements to repurchase:
   Due through January 2, 2001, weighted average rate of 9.20%...................  10,000       --
   Due through January 3, 2000, weighted average rate of 9.20%...................      --   10,000
   Securities sold under agreements to repurchase................................      --   80,115
U.S. Treasury borrowings, 5.75% in 2000 and 4.54% in 1999, due on demand.........  17,116   35,000
Note Payable, 8.03% in 2000 and 7.74% in 1999, due January 1, 2015...............     251      205
Note Payable, 5.75% in 1999, due on June 1, 2001.................................      --      381
Capital Lease Obligation.........................................................      --      111
FHLB Advances:
   Affordable Housing Program, 5.17% in 2000 and 5.15% in 1999, due May 29, 2018.     330      337
   Maturing January 3, 2000 @ 4.19%..............................................      --   10,000
   Maturing May 3, 2000 @ 5.82%..................................................      --   40,000
   Maturing January 31, 2001 @ 6.69%.............................................  25,000       --
   Maturing February 2, 2001 @ 5.88%.............................................   5,000    5,000
   Maturing February 27, 2003 @ 5.77%............................................  11,925   11,925
   Maturing December 27, 2010 @ 4.80%, callable..................................  20,000       --
   Maturing April 19, 2011 @ 3.50%...............................................   1,632    1,671
   Maturing August 1, 2011 @ 5.00%...............................................     560      560
   Maturing October 29, 2013 @ 5.50%.............................................      32       32
   Maturing April 2, 2013 @ 5.50%................................................     586      586
                                                                                  ------- --------
Total Borrowings:................................................................ $93,757 $196,923
                                                                                  ======= ========

   Short-term borrowings, excluding repurchase agreements and FHLB, are collateralized by U.S. Treasury and agency securities, mortgage-backed securities and corporate notes. These assets had a carrying value and a market value of $28,881,000 and $28,907,000 respectively, at December 31, 2000, and $130,067,000 and $127,565,000, respectively, at December 31, 1999. The borrowings from Federal Home Loan Bank of Boston are secured by mortgage loans held in the company's loan portfolio.

   The following information relates to securities sold under agreements to repurchase:

                                              2000      1999     1998
                                            --------  -------  -------
                                                  (in thousands)
Average balance outstanding during the year $ 45,452  $89,583  $83,744
Average interest rate during the year......     6.23%    4.85%    5.38%
Maximum amount outstanding at any month-end $136,699  $99,995  $95,278

   The following information relates to U.S. Treasury borrowings:

                                              2000     1999     1998
                                            -------  -------  -------
                                                  (in thousands)
Average balance outstanding during the year $17,426  $13,138  $20,753
Average interest rate during the year......    5.98%    4.73%    5.19%
Maximum amount outstanding at any month-end $34,930  $37,369  $60,295

                            CHITTENDEN CORPORATION

   The following information relates to FHLB borrowings:

                                              2000      1999     1998
                                            --------  -------  -------
                                                  (in thousands)
Average balance outstanding during the year $146,818  $29,663  $47,663
Average interest rate during the year......     6.39%    5.82%    5.81%
Maximum amount outstanding at any month-end $220,095  $96,865  $69,403

Note 7 Income Taxes

   Income tax expense consists of the following:

                    2000     1999     1998
                   ------- -------  -------
                        (in thousands)
Current payable
   Federal........ $ 9,638 $33,786  $26,168
   State..........   3,227   4,184    4,215
                   ------- -------  -------
                    12,865  37,970   30,383
Deferred (prepaid)
   Federal........  14,675  (8,548)    (847)
   State..........     493    (347)     304
                   ------- -------  -------
                    15,168  (8,895)    (543)
                   ------- -------  -------
Income tax expense $28,033 $29,075  $29,840
                   ======= =======  =======

   Current income taxes receivable, included in other assets, were $2,878,000 and $43,000, at December 31, 2000 and 1999, respectively. Current income taxes payable, included in accrued expenses and other liabilities, was $17,502,000 at December 31, 1999.

   The State of Vermont assesses a franchise tax for banks in lieu of a bank income tax. The franchise tax, assessed based on deposits, amounted to approximately $2,749,000, $2,975,000, and $3,063,000 in 2000, 1999, and 1998,
respectively. These amounts are included in income tax expense in the accompanying consolidated statements of operations. The Company is also taxed on income in the other states in which it operates.

   The following is a reconciliation of the provision for Federal income taxes, calculated at the statutory rate, to the recorded income tax expense:

                                                                                  2000     1999     1998
                                                                                -------  -------  -------
                                                                                      (in thousands)
Computed tax at statutory Federal rate......................................... $30,348  $ 9,331  $27,297
Increase (The following is a reconciliation of the provision for Federal income taxes, calculated at the statutory rate, to the recorded income tax expensedecrease) in taxes from:
   Amortization of intangible assets (1).......................................     684   17,223    1,684
   Tax-exempt interest, net....................................................  (1,421)  (1,638)  (1,411)
   Dividends received deduction................................................     (35)    (315)    (354)
   Merger expenses.............................................................      --    1,599       --
   State taxes, net of Federal tax benefit.....................................   2,418    2,494    3,380
   Tax credits.................................................................  (2,118)    (385)    (643)
   Other, net..................................................................  (1,843)     766     (113)
                                                                                -------  -------  -------
       Total................................................................... $28,033  $29,075  $29,840
                                                                                =======  =======  =======
Effective income tax rate......................................................    32.3%   109.7%    37.5%
Effective income tax rate excluding the effect of special provision and benefit    34.2%    35.4%    37.5%

--------
(1) The goodwill arising from the acquisition of Eastern Bancorp was not tax deductible and therefore appears as a non-deductible item.

                            CHITTENDEN CORPORATION

   The components of the net deferred tax asset (liability) at December 31, 2000 and 1999 are as follows:

                                                          2000      1999
                                                        --------  --------
                                                          (in thousands)
Allowance for possible loan losses..................... $ 15,180  $ 15,080
Deferred compensation and pension......................    4,498     4,773
Other real estate owned writedowns.....................      298       164
Depreciation...........................................     (188)   10,651
Accrued liabilities....................................      890     1,118
Unrealized (gain) loss on securities available for sale     (102)    3,860
Basis differences, purchase accounting.................      579     1,167
Core deposit intangible................................     (777)     (959)
Lease financing........................................  (18,127)  (12,644)
Mortgage servicing.....................................   (4,420)   (3,900)
Other..................................................     (275)   (2,822)
                                                        --------  --------
                                                        $ (2,444) $ 16,488
                                                        ========  ========

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

   On January 19, 2000, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of the Corporation's common stock (approximately 7% of the Company's outstanding Common Stock) in negotiated transactions or open market purchases. Chittenden, depending on market conditions, may repurchase its Common Stock without further Board authorization for two years. During 2000, the Company repurchased 2.5 million shares of its common stock at a total cost of $66.5 million.

   On July 19, 2000, the Company's Board of Directors authorized the repurchase of an additional 2,000,000 shares, bringing the total authorization to 4,000,000 shares.

  Dividends

   Dividends paid by the Banks are the primary source of funds available to the Company for payment of dividends to its stockholders and for other corporate needs. Applicable federal and state statutes, regulations, and guidelines impose restrictions on the amount of dividends that may be declared by the Banks.

   The Company paid dividends of $25,484,000, $22,815,000, and $19,564,000 during 2000, 1999, and 1998, respectively. These amounts represented $0.94, $0.81, and $0.69 per share.

  Surplus

   The payments of dividends by BWM and FBT are subject to Massachusetts banking law restrictions which require that the capital stock and surplus account of the bank must amount, in the aggregate, to at least 10% of

                            CHITTENDEN CORPORATION
the bank's deposit liability or there shall be transferred from net profits to the surplus account: (1) the amount required to increase the surplus account so that it, together with the capital stock, will amount to at least 10% of deposit liability or; (2) the amount required to increase the surplus account so that it shall amount to 50% of the common stock, and thereafter, the amount, not exceeding 50% of net profits, required to increase the surplus account so that it shall amount to 100% of capital stock. Because one or both of these tests were met at the individual banks, no transfers were made during the year.

  Earnings Per Share

   The following table summarizes the calculation of basic and diluted earnings per share:

                                                                        2000      1999      1998
                                                                      -------    -------   -------
                                                                     (in thousands except per share
                                                                              information)
Net income (loss)...................................................   $58,687   $(2,496)  $49,778
                                                                     -------    -------   -------
Weighted average common shares outstanding..........................    27,008    28,172    28,323
Dilutive effect of common stock equivalents.........................       272       464       507
                                                                     -------    -------   -------
   Weighted average common and common equivalent shares outstanding.    27,280    28,636    28,830
                                                                     =======    =======   =======
Basic earnings per share............................................   $  2.17   $ (0.09)  $  1.76
Dilutive effect of common stock equivalents.........................     (0.02)       --     (0.03)
                                                                     -------    -------   -------
Diluted earnings per share..........................................   $  2.15   $ (0.09)  $  1.73
                                                                     =======    =======   =======

   The following table summarizes options that could potentially dilute earnings per share in the future which were not included in the computation of the common stock equivalents because to do so would have been antidilutive:


                                            2000     1999     1998
                                           ------- --------- -------
           Anti-dilutive options.......... 484,250 1,097,098 122,250
           Weighted average exercise price  $35.18    $23.71  $35.78

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

   The following table summarizes reclassification detail for other comprehensive income for the years:

                                                                                  2000    1999     1998
                                                                                 ------ --------  ------
                                                                                      (in thousands)
Unrealized holding gains (losses) on available for sale for period, net of tax.. $6,479 $(14,254) $2,698
Reclassification adjustment for (gains) losses arising during period, net of tax    703      774     (63)
                                                                                 ------ --------  ------
Total Other Comprehensive Income................................................ $7,182 $(13,480) $2,635
                                                                                 ====== ========  ======

                            CHITTENDEN CORPORATION

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

   Under the plans, certain key employees and directors are eligible to receive various types of stock incentives, including options to purchase a specified number of shares of stock at a specified price (including incentive stock options and non-qualified stock options); restricted stock which vests after a specified period of time; and non-employee directors' stock options to purchase stock at predetermined fixed prices over a five-year period. At December 31, 2000 and 1999, there were a total of 1,640,528 shares available to be issued under the plans. Of these shares, 1,306,387 and 1,211,150 shares were issued at December 31, 2000 and 1999, respectively.

   During 1998, 1,000 shares of restricted stock were granted, with a weighted average grant-date fair value of $38.25 per share. There were no similar grants of restricted stock issued in 1999 or 2000.

   The following tables summarize information regarding the Company's stock option plans:

                  Weighted Average
                  Price Per Share   Options
                  ---------------- ---------
December 31, 1997           $14.73 1,069,183
   Granted.......            32.07   430,890
   Exercised.....             9.42  (135,786)
   Expired.......            32.10   (17,149)
                  ---------------- ---------
December 31, 1998            20.59 1,347,138
   Granted.......            36.84   135,000
   Exercised.....            17.19  (378,082)
   Expired.......            28.80    (6,958)
                  ---------------- ---------
December 31, 1999            23.71 1,097,098
   Granted.......            30.87   111,000
   Exercised.....            15.89  (244,893)
   Expired.......            30.93   (15,763)
                  ---------------- ---------
December 31, 2000           $26.45   947,442
                  ================ =========

Options Outstanding and Exercisable

December 31,                 Options Outstanding                Options Exercisable
2000             ------------------------------------------- --------------------------
                             Weighted Average    Weighted                   Weighted
    Range of       Options      Remaining        Average       Options      Average
Exercise Prices: Outstanding Contractual Life Exercise Price Outstanding Exercise Price
---------------- ----------- ---------------- -------------- ----------- --------------
$3.17-$17.80         257,464             3.13         $12.87     257,464         $12.87
$18.80-$29.09        308,228             5.66          24.94     308,228          24.94
$31.91-$56.28        381,750             8.35          36.82     329,500          34.74
                 ----------- ---------------- -------------- ----------- --------------
$3.17-$56.28         947,442             6.06         $26.45     895,192         $25.08

                 =========== ================ ============== =========== ==============

                            CHITTENDEN CORPORATION

   If compensation cost for these plans had been determined in accordance with SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts:

                               2000         1999        1998
                             -------      -------      -------
                           (in thousands, except per share data)
Net Income (Loss):
   As Reported............      $58,687     $(2,496)     $49,778
   Pro Forma..............       57,893      (4,427)      47,091
Earnings (Loss) Per Share:
 Basic:
   As Reported............      $  2.17     $ (0.09)     $  1.76
   Pro Forma..............         2.14       (0.16)        1.66
 Diluted:
   As Reported............      $  2.15     $ (0.09)     $  1.73
   Pro Forma..............         2.12       (0.16)        1.63

   The SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995; the resulting pro forma compensation cost may not be representative of that to be expected in future years.

   The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998:

                      2000  1999  1998
                      ----  ----  ----
Expected life (years) 7.80  7.60  7.03
Interest rate........ 6.11% 6.40% 5.06%
Volatility........... 29.7  29.6  32.4
Dividend yield....... 3.28% 2.72% 2.23%

   Using these assumptions, the weighted average fair value of options granted was $8.52, $9.59 and $7.80 in 2000, 1999 and 1998, respectively.

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

   The changes in the benefit obligation for the years ended December 31, 2000 and 1999 are as follows:


                                                    2000     1999
                                                  -------  -------
                                                   (in thousands)
Projected benefit obligation at beginning of year $37,743  $43,666
   Service cost..................................   1,575    2,438
   Interest cost.................................   2,786    3,014
   Plan amendments...............................      --   (4,873)
   Actuarial loss................................  (2,277)  (4,234)
   Disbursements.................................  (2,687)  (2,268)
   Settlements or curtailments...................    (300)      --
                                                  -------  -------
Projected benefit obligation at end of year...... $36,840  $37,743
                                                  =======  =======

                            CHITTENDEN CORPORATION

   The changes in the plan assets for the years ended December 31, 2000 and 1999 are as follows:

                                                                                         2000     1999
                                                                                       -------- --------
                                                                                        (in thousands)
Fair value of assets at beginning of year.............................................  $45,808  $44,491
   Actual return on plan assets.......................................................    6,028    1,785
   Company contributions..............................................................       --    1,800
   Disbursements......................................................................  (2,687)  (2,268)
                                                                                       -------- --------
Fair value of assets at end of year...................................................  $49,149  $45,808
                                                                                       ======== ========

                                                                                         2000     1999
                                                                                       -------- --------
                                                                                        (in thousands)
Funded status.........................................................................  $12,309   $8,066
Prior service cost not yet recognized in net periodic pension cost....................  (4,764)  (6,408)
Unrecognized net transition asset being amortized over participants' period of service    (497)    (626)
Unrecognized net (gain) loss from past experience different from that assumed.........  (8,441)  (4,339)
                                                                                       -------- --------
Accrued pension cost included in accrued expenses and other liabilities............... ($1,393) ($3,307)
                                                                                       ======== ========

                                                                                         2000     1999
                                                                                       -------- --------
Weighted-average assumptions as of December 31, 2000 and 1999:
Discount rate.........................................................................    7.75%    7.50%
Expected return on plan assets........................................................    9.00%    9.00%
Rate of compensation increase.........................................................    5.00%    5.00%

   Net pension expense components included in employee benefits in the consolidated statements of operations are as follows:

                                     December 31,
                               ------------------------
                                 2000    1999    1998
                               -------  ------  ------
                                    (in thousands)
Service cost..................  $1,575  $2,438  $1,756
Interest cost.................   2,786   3,013   2,695
Expected return on plan assets  (4,065) (3,706) (3,297)
                               -------  ------  ------
Net amortization:
   Prior service cost.........    (644)   (260)   (260)
   Net actuarial loss/(gain)..    (137)    (53)    (53)
   Transition amount..........    (129)   (131)   (131)
                               -------  ------  ------
Total amortization............    (910)   (444)   (444)
Curtailment...................  (1,300)     --      --
                               -------  ------  ------
Net pension expense........... ($1,914) $1,301    $710
                               =======  ======  ======

   Amounts resulting from changes in actuarial assumptions used to measure the Bank's benefit obligations are not recognized as they occur, but are amortized systematically over subsequent periods.

   CTC has supplemental pension arrangements with certain retired employees. The liability, included in accrued expenses and other liabilities, related to such arrangements was $1,754,000 and $1,691,000 at December 31, 2000 and 1999, respectively.

                            CHITTENDEN CORPORATION

   The Company has established a supplemental executive retirement plan (SERP) for members of the executive management group. This plan is intended to cover only those benefits excluded from coverage under the Bank's qualified defined benefit pension plan as a result of IRS regulations. The design elements of this SERP mirror those of the Bank's qualified plan. In addition to the SERP, the Company has a separate arrangement with its Chief Executive Officer under which contributions are accrued based upon the Company's Return on Equity
(ROE). An ROE of 10% is the minimum threshold at which any contribution will be made. Benefits are payable upon attaining the age of 55, except in the event of death or disability. The liability related to the SERPs, included in accrued expenses and other liabilities, was $2,097,000 and $1,469,000 at December 31, 2000 and 1999 respectively.

  Other Benefit Plans

   CTC and its affiliates (the Banks) have an incentive savings and profit sharing plan to provide eligible employees with a means to save and invest a portion of their earnings, supplemented by contributions from the Banks. Investment in the Company's common stock is one of nine investment options available to employees.

   Eligible employees of the corporation may contribute, by salary reductions, up to 6% of their compensation as a basic employee contribution and may contribute up to an additional 10% of their compensation as a supplemental employee contribution. The corporation makes an incentive savings contribution in an amount equal to 35% of each employee's basic contribution. In 2000, 1999, and 1998, 75,875, 66,253, and 39,981 shares, respectively, of the Company's common stock were purchased through the incentive savings and profit sharing plan; $1,006,000, $1,347,000, and $1,234,000, respectively, were charged to expense for contributions and payments made or to be made under the plan. In 1997, the Company established a supplemental executive savings plan. This plan is intended to cover only those benefits excluded from coverage under the Bank's qualified defined benefit pension plan as a result of IRS regulations. Under this plan, participants agree to elect a reduction in their earnings and the Company credits their retirement account in the amount of the reduction. This contribution, when combined with the regular pre-tax contributions, shall not exceed 16% of the individual's earnings. Expenses related to this plan were $32,721 and $22,789 in 2000 and 1999, respectively, and are included in the contribution expenses above.

   CTC and its affiliates may also make an additional matching contribution based on the extent to which the annual corporate profitability goals established by the Board of Directors are met. Expenses related to achievement of profitability goals totaled $420,000, $480,000, and $1,110,000, in 2000,
1999, and 1998, respectively.

   CTC also has an Executive Management Incentive Compensation Plan. Executives at defined levels of responsibility are eligible to participate in the plan. Incentive award payments are determined on the basis of corporate profitability and individual performance, with incentive awards ranging from zero to 100% of annual compensation. Expenses for this plan totaled $108,000, $671,000 and $938,000 in 2000, 1999, and 1998, respectively.

   The Company has a Directors' Deferred Compensation Plan. Under the plan, Directors may defer fees and retainers that would otherwise be payable currently. Deferrals may be made to an uninsured interest account or an account recorded in equivalents of the Company's common stock. Expenses for this plan totaled $868,000, $876,000, and $1,155,000 for 2000, 1999, and 1998,
respectively. Directors are required to defer 50% of their compensation (and may defer as much as 100%) in the Company's common stock. Based on these elections, shares which will be issued under the plan totaled 254,252 at December 31, 2000.

Note 11 Financial Instruments With Off-Balance Sheet Risk

   In the normal course of business, to meet the financing needs of their customers and to reduce their own exposure to fluctuations in interest rates, the Banks are parties to financial instruments with off-balance sheet

                            CHITTENDEN CORPORATION
risk, held for purposes other than trading. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Banks' exposure to credit loss in the event of nonperformance by the other party to the financial instrument, for loan commitments and standby letters of credit, is represented by the contractual amount of those instruments, assuming that the amounts are fully advanced and that collateral or other security is of no value. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments. The Banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

   Financial instruments whose contractual amounts represent off-balance sheet risk at December 31, 2000 and 1999 are as follows:

                                                       2000     1999
                                                     -------- --------
                                                      (in thousands)
          Commitments to originate loans............ $ 66,211 $ 64,541
          Unused lines of credit....................  306,376  323,957
          Standby letters of credit.................   67,061   54,564
          Unadvanced portions of construction loans.   60,605   74,301
          Equity commitments to limited partnerships    3,465    3,084

Note 12 Commitments and Contingencies

   As nonmembers of the Federal Reserve System, the Banks are required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement, included in cash and cash equivalents, was $5,270,000 and $12,349,000 at December 31, 2000 and 1999, respectively.

   CTC and FBT have contracts for data processing services that extend to June 2005 and April 2002, respectively. Base fees to be paid during the remaining term of the contracts are approximately $37,366,000. Total fees to be paid may be the same as or exceed the base fees depending on additional services rendered and consumer price index changes during the remaining term of the contract.

   The Company has entered into severance agreements with the Chief Executive Officer and several members of senior management. These agreements are triggered by a change of control under certain circumstances. Payments are equal to 2.99 times annual salary for the Chief Executive Officer and from 1 to 2 times annual salary for the individual participating members of senior management.

   Various legal claims against the Company arising in the normal course of business were outstanding at December 31, 2000. Management, after reviewing these claims with legal counsel, is of the opinion that the

                            CHITTENDEN CORPORATION
resolution of these claims will not have a material effect on the financial condition or results of operations of the Company.

Note 13 Other Noninterest Expense

   The components of other noninterest expense for the years presented are as follows:

                                  2000     1999    1998
                                 ------- -------  -------
                                      (in thousands)
Data processing................. $11,160 $10,618  $ 7,366
Legal and professional..........   1,522   2,216    4,234
Marketing.......................   2,749   3,143    3,608
Software and supplies...........   4,722   4,755    4,641
Net OREO and collection expenses      47    (147)     472
Telephone.......................   3,118   3,979    4,133
Postage.........................   2,553   3,147    3,112
Other...........................  16,873  17,155   18,463
                                 ------- -------  -------
                                 $42,744 $44,866  $46,029
                                 ======= =======  =======

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

   An analysis of loans to directors and executive officers of the Banks and their associates, for 2000, is as follows (in thousands):

   Balance at                             Balance at
December 31, 1999 Additions Reductions December 31, 2000
----------------- --------- ---------- -----------------
     $25,773       10,163     5,287         30,649
     =======       ======     =====         ======

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

                            CHITTENDEN CORPORATION

   The fair value of performing commercial and real estate loans is estimated by discounting cash flows through the estimated maturity using discount rates that reflect the expected maturity and the credit and interest rate risk inherent in such loans. The fair value of nonperforming commercial and real estate loans is estimated using historical net charge-off experience applied to the nonperforming balances. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources. The fair value of municipal loans is estimated to be equal to amortized cost since most of these loans mature within six months. The fair value of home equity, lease financing and other consumer loans is estimated based on secondary market prices for asset-backed securities with similar characteristics.

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

                            CHITTENDEN CORPORATION

   The estimated fair values of the Company's financial instruments are as follows:

                                                                      December 31,
                                                       -------------------------------------------
                                                               2000                  1999
                                                       --------------------- ---------------------
                                                        Carrying              Carrying
                                                         Amount   Fair Value   Amount   Fair Value
                                                       ---------- ---------- ---------- ----------
                                                                     (in thousands)
Financial assets:
   Cash and cash equivalents.......................... $  178,621 $  178,621 $  151,764 $  151,764
   Securities available for sale......................    585,281    585,281    649,471    649,471
   FHLB and FRB Stock.................................     12,311     12,311     16,879     16,879
   Loans, net.........................................  2,815,843  2,828,184  2,863,730  2,878,101
   Loans held for sale................................     44,950     48,853      2,926      2,926
   Mortgage servicing rights..........................     14,169     17,332     14,283     20,170

Financial liabilities:
   Deposits:
       Demand.........................................    530,975    530,975    533,607    533,607
       Savings........................................  1,934,227  1,934,227  1,807,843  1,807,843
       Certificates of deposit less than $100,000
         and other time deposits......................    615,336    617,504    649,051    649,566
       Certificates of deposit $100,000 and over......    211,869    212,308    215,084    214,678
   Short-term borrowings..............................     93,757     91,901    196,923    195,844
   Commitments........................................        616        616        268        268

Note 16 Parent Company Financial Statements

Chittenden Corporation (Parent Company Only)

Balance Sheets

                                                         December 31,
                                                       -----------------
                                                         2000     1999
                                                       -------- --------
                                                        (in thousands)
Assets
Cash and cash equivalents............................. $ 11,018 $  9,749
Investment in subsidiaries at equity in net assets....  324,408  335,291
Investment securities.................................      248      753
Other assets..........................................    9,446   18,234
                                                       -------- --------
       Total assets................................... $345,120 $364,027
                                                       ======== ========
Liabilities and stockholders' equity
Liabilities:
   Accrued expenses and other liabilities.............    3,054    1,567
                                                       -------- --------
       Total liabilities..............................    3,054    1,567
                                                       -------- --------
Total stockholders' equity............................  342,066  362,460
                                                       -------- --------
       Total liabilities and stockholders' equity..... $345,120 $364,027
                                                       ======== ========

                            CHITTENDEN CORPORATION

Statements of Operations

                                                                     Years Ended December 31,
                                                                   -----------------------------
                                                                     2000      1999      1998
                                                                   --------  --------  --------
                                                                          (in thousands)
Operating income:
   Dividends from bank subsidiaries............................... $ 78,500  $ 32,033  $ 31,967
   Interest income................................................      250       356       109
   Gain on sale of securities.....................................       13        --        15
   Other operating income.........................................       39       186       501
                                                                   --------  --------  --------
       Total operating income.....................................   78,802    32,575    32,592
                                                                   --------  --------  --------
Operating expense.................................................    1,006     1,211     2,267
Special charges...................................................       --    12,173        --
                                                                   --------  --------  --------
       Total expense..............................................    1,006    13,384     2,267
                                                                   --------  --------  --------
Income before income taxes and equity in undistributed earnings of
  subsidiaries....................................................   77,796    19,191    30,325
Income tax benefit................................................      221     1,052       420
                                                                   --------  --------  --------
Income before equity in undistributed earnings of subsidiaries....   78,017    20,243    30,745
Equity in undistributed earnings of subsidiaries..................  (19,330)  (22,739)   19,033
                                                                   --------  --------  --------
Net income (loss)................................................. $ 58,687  $ (2,496) $ 49,778
                                                                   ========  ========  ========

Statements of Cash Flows
                                                                     Years Ended December 31,
                                                                   -----------------------------
                                                                     2000      1999      1998
                                                                   --------  --------  --------
                                                                          (in thousands)
Cash flows from operating activities:
   Net income (loss).............................................. $ 58,687  $ (2,496) $ 49,778
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Equity in undistributed earnings of bank subsidiaries..........   19,330    22,739   (19,033)
   Gain on sale of securities.....................................      (13)       --       (15)
   (Increase) decrease in other assets............................   11,585    (3,479)     (699)
   Increase (decrease) in accrued expenses and other liabilities..      597    (5,249)      826
                                                                   --------  --------  --------
       Net cash provided by operating activities..................   90,186    11,515    30,857
                                                                   --------  --------  --------
Cash flows from investing activities:
   Investments in and advanced to subsidiaries....................       --        --       (48)
   Proceeds from the sale of securities...........................      295        --     3,217
                                                                   --------  --------  --------
       Net cash provided by investing activities..................      295        --     3,169
                                                                   --------  --------  --------
Cash flows from financing activities:
   Proceeds from issuance of treasury and common stock............    2,750     9,484     1,608
   Dividends paid on common stock.................................  (25,484)  (22,815)  (19,564)
   Repurchase of common stock.....................................  (66,478)       --   (21,678)
   Cash paid to list on New York Stock Exchange, net of taxes.....       --        --       (93)
   Cash paid for fractional shares................................       --       (37)       --
                                                                   --------  --------  --------
       Net cash used in financing activities......................  (89,212)  (13,368)  (39,727)
                                                                   --------  --------  --------
   Net increase (decrease) in cash and cash equivalents...........    1,269    (1,853)   (5,701)
   Cash and cash equivalents at beginning of year.................    9,749    11,602    17,303
                                                                   --------  --------  --------
   Cash and cash equivalents at end of year....................... $ 11,018  $  9,749  $ 11,602
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

   Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the tables below) of total and Tier I capital (as defined in the regulation) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2000, that the Company and the Banks meet all capital adequacy requirements.

   As of December 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company and the Banks as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as adequately or well capitalized, the Company and the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the tables below. There are no conditions or events since that notification that management believes have changed the institutions' categories.

   The Company's and the Banks' actual capital amounts (dollars in thousands) and ratios are presented in the following tables:

                                                                             To Be Well
                                                           For Capital   Capitalized Under
                                                             Adequacy    Prompt Corrective
                                              Actual         Purposes    Action Provisions:
                                          --------------- -------------- ------------------
                                           Amount  Ratio   Amount  Ratio   Amount    Ratio
                                          -------- -----  -------- ----   --------   -----
As of December 31, 2000
Total Capital (to Risk Weighted Assets):
   Consolidated.......................... $360,230 12.08% $238,495 8.00%        N/A    N/A
   Chittenden Trust Company..............  273,278 11.77   185,684 8.00    $232,105  10.00%
   Bank of Western Massachusetts.........   41,966 10.92    30,748 8.00      38,435  10.00
   Flagship Bank & Trust.................   31,226 10.98    22,760 8.00      28,451  10.00
Tier 1 Capital (to Risk Weighted Assets):
   Consolidated..........................  322,929 10.82   119,365 4.00        N /A   N /A
   Chittenden Trust Company..............  244,250 10.52    92,888 4.00     139,332   6.00
   Bank of Western Massachusetts.........   37,153  9.65    15,404 4.00      23,106   6.00
   Flagship Bank & Trust.................   27,658  9.69    11,418 4.00      17,127   6.00
Tier 1 Capital (to Average Assets):
   Consolidated..........................  322,929  8.65   149,423 4.00        N /A   N /A
   Chittenden Trust Company..............  244,250  8.44   115,760 4.00     144,700   5.00
   Bank of Western Massachusetts.........   37,153  7.50    19,821 4.00      24,777   5.00
   Flagship Bank & Trust.................   27,658  6.61    16,738 4.00      20,923   5.00

                            CHITTENDEN CORPORATION

                                                                             To Be Well
                                                           For Capital   Capitalized Under
                                                             Adequacy    Prompt Corrective
                                              Actual         Purposes    Action Provisions:
                                          --------------- -------------- ------------------
                                           Amount  Ratio   Amount  Ratio   Amount    Ratio
                                          -------- -----  -------- ----   --------   -----
As of December 31, 1999:
Total Capital (to Risk Weighted Assets):
   Consolidated.......................... $387,362 13.23% $234,184 8.00%       N /A   N /A
   Chittenden Trust Company..............  293,244 12.65   185,404 8.00    $231,755  10.00%
   Bank of Western Massachusetts.........   43,841 11.12    31,541 8.00      39,426  10.00
   Flagship Bank & Trust.................   26,695 10.52    20,304 8.00      25,380  10.00
Tier 1 Capital (to Risk Weighted Assets):
   Consolidated..........................  350,715 11.96   117,269 4.00        N /A   N /A
   Chittenden Trust Company..............  264,435 11.41    92,728 4.00     139,092   6.00
   Bank of Western Massachusetts.........   38,871  9.78    15,904 4.00      23,856   6.00
   Flagship Bank & Trust.................   23,521  9.26    10,157 4.00      15,236   6.00
Tier 1 Capital (to Average Assets):
   Consolidated..........................  350,715  8.17   171,761 4.00        N /A   N /A
   Chittenden Trust Company..............  264,435  8.02   131,918 4.00     164,898   5.00
   Bank of Western Massachusetts.........   38,871  6.77    22,985 4.00      28,731   5.00
   Flagship Bank & Trust.................   23,521  6.72    14,001 4.00      17,501   5.00

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

   The following tables present the results of the Company's reportable operating business segment results as of December 31, 2000, 1999 and 1998:

                                           Commercial   Other   Consolidation
                                            Banking      (2)     Adjustments  Consolidated
                                           ---------- --------  ------------  ------------
Year Ended December 31, 2000
Net interest revenue (1).................. $  167,072 $    410     $    (410)   $  167,072
Non interest income:
   Investment management income...........     13,817       --            --        13,817
   Service charges on deposits............     13,875       --            --        13,875
   Mortgage servicing income..............      4,079       --            --         4,079
   Gains on sales of mortgage loans, net..      2,992       --            --         2,992
   Credit card income, net................      5,349       --            --         5,349
   Insurance commissions, net.............         --    2,968           (74)        2,894
   Other non-interest income..............     11,773       31            --        11,804
                                           ---------- --------  ------------  ------------
Total non-interest income.................     51,885    2,999           (74)       54,810
                                           ---------- --------  ------------  ------------
Total income..............................    218,957    3,409          (484)      221,882
Provision for possible loan losses........      8,700       --            --         8,700
Depreciation and amortization expense.....      7,017      380            --         7,397
Salaries and employee benefits............     62,904    1,667            --        64,571
Special charges...........................        833       --            --           833
Other non-interest expense................     52,095    1,566            --        53,661
                                           ---------- --------  ------------  ------------
Total non-interest expense................    122,849    3,613            --       126,462
                                           ---------- --------  ------------  ------------
Income (loss) before income taxes.........     87,408     (204)         (484)       86,720
Income tax expense (benefit)..............     28,055      (22)           --        28,033
                                           ---------- --------  ------------  ------------
Net income (loss)......................... $   59,353 $   (182)    $    (484)   $   58,687
                                           ========== ========  ============  ============
End of period assets......................  3,766,152  346,833      (343,124)    3,769,861
End of period loans, net..................  2,815,843       --            --     2,815,843
End of period deposits....................  3,303,506       --       (11,099)    3,292,407
Expenditures for long-lived assets........     16,604       98            --        16,702

                            CHITTENDEN CORPORATION

                                           Commercial           Consolidation
                                            Banking   Other (2)  Adjustments  Consolidated
                                           ---------- --------  ------------  -----------
Year Ended December 31, 1999
Net interest revenue (1).................. $  175,455 $    404     $    (374)  $  175,485
Non interest income:
   Investment management income...........     14,290       --            --       14,290
   Service charges on deposits............     18,330       --            --       18,330
   Mortgage servicing income..............      3,589       --            --        3,589
   Gains on sales of mortgage loans, net..      5,361       --            --        5,361
   Credit card income, net................      5,545       --            --        5,545
   Insurance commissions, net.............         --    2,603           (65)       2,538
   Other non-interest income..............     13,570      180            --       13,750
                                           ---------- --------  ------------  -----------
Total non-interest income.................     60,685    2,783           (65)      63,403
                                           ---------- --------  ------------  -----------
Total income..............................    236,140    3,187          (439)     238,888
Provision for possible loan losses........      8,700       --            --        8,700
Depreciation and amortization expense.....     12,269      533            --       12,802
Salaries and employee benefits............     73,460    1,410            --       74,870
Special charges...........................     46,299   12,173            --       58,472
Other non-interest expense................     55,785    1,680            --       57,465
                                           ---------- --------  ------------  -----------
Total non-interest expense................    187,813   15,796            --      203,609
                                           ---------- --------  ------------  -----------
Income (loss) before income taxes.........     39,627  (12,609)         (439)      26,579
Income tax expense (benefit)..............     29,973     (898)           --       29,075
                                           ---------- --------  ------------  -----------
Net income (loss)......................... $    9,654 $(11,711)    $    (439)  $   (2,496)
                                           ========== ========  ============  ===========
End of period assets......................  3,827,278  368,819      (367,801)   3,828,296
End of period loans, net..................  2,863,730       --            --    2,863,730
End of period deposits....................  3,222,473       --       (16,888)   3,205,585
Expenditures for long-lived assets........      9,631       84            --        9,715

                                           Commercial           Consolidation
                                            Banking   Other (2)  Adjustments  Consolidated
                                           ---------- --------  ------------  ------------
Year Ended December 31, 1998
Net interest revenue (1).................. $  173,097 $    391     $    (211)   $  173,277
Non interest income:
   Investment management income...........     12,913       --            --        12,913
   Service charges on deposits............     20,556       --            --        20,556
   Mortgage servicing income..............      3,274       --            --         3,274
   Gains on sales of mortgage loans, net..      7,976       --            --         7,976
   Credit card income, net................      5,403       --            --         5,403
   Insurance commissions, net.............         --    2,917           (39)        2,878
   Other non-interest income..............     13,417      363            --        13,780
                                           ---------- --------  ------------  ------------
Total non-interest income.................     63,539    3,280           (39)       66,780
                                           ---------- --------  ------------  ------------
Total income..............................    236,636    3,671          (250)      240,057
Provision for possible loan losses........      8,235       --            --         8,235
Depreciation and amortization expense.....     15,971      721            --        16,692
Salaries and employee benefits............     75,093    1,396            --        76,489
Other non-interest expense................     56,534    2,509            --        59,023
                                           ---------- --------  ------------  ------------
Total non-interest expense................    147,578    4,626            --       152,204
Income (loss) before income taxes.........     80,823     (955)         (250)       79,618
Income tax expense (benefit)..............     29,985     (145)           --        29,840
                                           ---------- --------  ------------  ------------
Net income (loss)......................... $   50,838 $   (810)    $    (250)   $   49,778
                                           ========== ========  ============  ============
End of period assets......................  4,238,790  404,621      (387,359)    4,256,052
End of period loans, net..................  2,698,080       --            --     2,698,080
End of period deposits....................  3,691,182       --       (10,937)    3,680,245
Expenditures for long-lived assets........     10,434      202            --        10,636

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

                            CHITTENDEN CORPORATION

Note 19 Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes the accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment. Statement 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," is effective for the Company's fiscal year beginning January 1, 2001. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). The Company's derivatives include certain commitments to fund mortgage loans which are intended for sale and the related forward sale agreements with investors. The Company adopted this statement on January 1, 2001; adoption did not have a material impact on its financial position or results of operation.

   In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140"). SFAS 140 replaces FASB Statement No. 125 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company does not expect that the adoption of Statement 140 will have a material impact on its financial position or results of operation.

                            CHITTENDEN CORPORATION

Note 20 Quarterly Financial Data (Unaudited)

   A summary of quarterly financial data for 2000 and 1999 is presented below:

                                                Three Months Ended
                                     ----------------------------------------
                                      March 31   June 30   Sept. 30  Dec. 31
                                      --------   -------   --------  -------
                                     (in thousands, except per share amounts)
2000
Total interest income...............    $70,666   $71,921    $73,202  $72,313
Total interest expense..............     27,929    30,483     31,589   31,029
                                        -------   -------    -------  -------
Net interest income.................     42,737    41,438     41,613   41,284
Provision for possible loan losses        2,175     2,175      2,175    2,175
Noninterest income..................     13,652    13,929     13,947   13,282
Special charges.....................        833        --         --       --
Noninterest expense.................     32,074    31,101     30,845   31,609
                                        -------   -------    -------  -------
Income before income taxes..........     21,307    22,091     22,540   20,782
Income tax expense..................      6,716     7,620      7,792    5,905
                                        -------   -------    -------  -------
Net income..........................    $14,591   $14,471    $14,748  $14,877
                                        =======   =======    =======  =======
Basic earnings per share............    $  0.52   $  0.53    $  0.56  $  0.57
Diluted earnings per share..........       0.51      0.53       0.55     0.56
Dividends paid per share............       0.22      0.24       0.24     0.24

                                                Three Months Ended
                                     ----------------------------------------
                                     March 31   June 30   Sept. 30   Dec. 31
                                     --------   --------   -------  --------
                                     (in thousands, except per share amounts)
  1999
  Total interest income.............   $72,125  $ 71,936   $73,280  $ 71,396
  Total interest expense............    29,020    28,445    28,366    27,421
                                       -------  --------   -------  --------
  Net interest income...............    43,105    43,491    44,914    43,975
  Provision for possible loan losses     2,175     2,175     2,175     2,175
  Noninterest income................    15,990    16,150    15,782    15,481
  Special charges...................        --    70,995    (1,739)  (10,784)
  Noninterest expense...............    38,126    38,049    35,508    33,454
                                       -------  --------   -------  --------
  Income (loss) before income taxes.    18,794   (51,578)   24,752    34,611
  Income tax expense (benefit)......     6,875    (7,174)    8,840    20,534
                                       -------  --------   -------  --------
  Net income (loss).................   $11,919  $(44,404)  $15,912  $ 14,077
                                       =======  ========   =======  ========
  Basic earnings (loss) per share...   $  0.43  $  (1.58)  $  0.56  $   0.50
  Diluted earnings (loss) per share.      0.42     (1.58)     0.56      0.49
  Dividends paid per share..........      0.20      0.22      0.22      0.22

    Amounts for total interest income, net interest income, noninterest income and noninterest expense vary from amounts shown on previously filed Forms 10-Q due to immaterial reclassification adjustments made between categories in the fourth quarter of 2000.

                            CHITTENDEN CORPORATION

Note 21 Subsequent Event

   On January 26, 2001, the Company announced the signing of a definitive agreement whereby Chittenden will acquire Maine Bank Corp., and its subsidiary, Maine Bank & Trust (MB&T) for $49.25 million in cash. Consummation of the agreement is subject to regulatory approvals. The acquisition has received the approval of the shareholders of Maine Bank Corp. and is expected to close in the second quarter of 2001. Maine Bank Corp. had total assets of $236 million, deposits of $205 million, and $28 million of stockholders' equity at December 31, 2000. The Company had $172 million in loans, of which $123 million were commercial loans. In addition, MB&T has approximately $766 million in assets under administration, of which $565 million is under full discretionary management. It presently operates fifteen banking offices in southern Maine.

To the Board of Directors and Stockholders of Chittenden Corporation:

   We have audited the accompanying consolidated balance sheets of Chittenden Corporation and its subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Vermont Financial Services Corp. (a bank holding company acquired during 1999 in a transaction accounted for as a pooling of interests, as discussed in Note 2) for the year ended December 31, 1998. Such statements are included in the consolidated financial statements of Chittenden Corporation and subsidiaries and reflect net interest income of 47.5 percent in 1998 of the related consolidated totals. These statements were audited by other auditors whose report has been furnished to us and our opinion on the consolidated financial statements of Chittenden Corporation and subsidiaries for the year ending December 31, 1998, insofar as it relates to amounts included for Vermont Financial Services Corp., is based solely upon the report of the other auditors.

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

   In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chittenden Corporation and its subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP
Boston, Massachusetts

January 12, 2001 (except with respect to the matter discussed in Note 21, as to which the date is January 26, 2001)

To the Stockholders and Board of Directors of Vermont Financial Services Corporation:

   We have audited the consolidated statements of income, changes in stockholders' equity, and cash flows of Vermont Financial Services Corp. and subsidiaries for the year ended December 31, 1998. These consolidated financial statements (not presented separately herein) are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Vermont Financial Services Corp. for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
   Hartford, Connecticut
   January 22, 1999

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


/s/ Paul A. Perrault                         /s/ Kirk Walters

Paul A. Perrault                             Kirk W. Walters
President, Chief Executive Officer and       Executive Vice President and
Chair of Board of Directors                  Chief Financial Officer

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not Applicable

                                   PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information regarding the directors of the Registrant is included in the Company's Definitive Proxy Statement/Prospectus for the 2001 Annual Meeting of Stockholders of Chittenden Corporation at pages 7-10, and is specifically incorporated herein by reference.

   At December 31, 2000, the principal officers of the Company and its principal subsidiary, CTC, with their ages, positions, and years of appointment, were as follows:

                          Year
Name                Age Appointed                        Positions
----                --- ---------                        ---------
Paul A. Perrault...  49      1990 President, Chief Executive Officer of the Company and
                                  CTC

John P. Barnes.....  45      1990 Executive Vice President of the Company and CTC

Lawrence W. DeShaw.  55      1990 Executive Vice President of the Company and CTC

John W. Kelly......  51      1990 Executive Vice President of the Company and CTC

Danny H. O'Brien...  51      1990 Executive Vice President of the Company and CTC

Kirk W. Walters....  45      1996 Executive Vice President, Chief Financial Officer, and
                                  Treasurer of the Company and CTC

F. Sheldon Prentice  49      1985 Senior Vice President, General Counsel, and Secretary of
                                  the Company and CTC

Howard L. Atkinson.  56      1996 Chief Auditor of the Company and CTC

   All of the current officers, except Mr. Walters and Mr. Atkinson, have been principally employed in executive positions with CTC for more than seven years.

   In accordance with the provisions of the Company's By-laws, the officers, with the exception of the Secretary, hold office at the pleasure of the Board of Directors. The Secretary is elected annually by the Board of Directors.

ITEM 11  EXECUTIVE COMPENSATION

   Information regarding remuneration of the directors and officers of the Company is included in the Company's Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders of Chittenden Corporation at pages 11-19 and is specifically incorporated herein by reference.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information regarding the security ownership of directors and director-nominees of the Company, all directors and officers of the Company as a group, and certain beneficial owners of the Company's common stock, as of January 31, 2001, is included in the Company's Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders of Chittenden Corporation at pages 4-5, and is specifically incorporated herein by reference.

   There are no arrangements known to the registrant that may, at a subsequent date, result in a change of control of the registrant.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information regarding certain relationships and transactions between the Company and its Directors, Director-Nominees, Executive Officers, and family members of these individuals, is included in the Company's Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders of Chittenden Corporation at page 21, and is specifically incorporated herein by reference.

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

10.10 The Company's Stock Incentive Plan, amended and restated February 21, 2001, incorporated herein by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.

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

   (b) Reports on Form 8-K

   None.

   (c) Exhibits

EXHIBIT 21 LIST OF SUBSIDIARIES OF CHITTENDEN CORPORATION

Chittenden Trust Company, Vermont, d/b/a Chittenden Bank, Mortgage Service Center, CUMEX Mortgage Service Center, and First Savings of New Hampshire and Chittenden Trust Company's subsidiaries Chittenden Securities, Inc. and Chittenden Insurance Products and Services, Inc, d/b/a The Pomerleau Agency

The Bank of Western Massachusetts, Massachusetts

Flagship Bank and Trust Company, Massachusetts

Chittenden Connecticut Corporation, Vermont, d/b/a Mortgage Service Center and CUMEX Mortgage Service Center

EXHIBIT 23 CONSENT OF ARTHUR ANDERSEN LLP HAS BEEN FILED AS AN EXHIBIT

EXHIBIT 24 CONSENT OF KPMG LLP HAS BEEN FILED AS AN EXHIBIT

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: February 21, 2001 CHITTENDEN CORPORATION

                        By: /S/ PAUL A. PERRAULT
                        -----------------------------------------
                           Paul A. Perrault
                           President, Chief Executive Officer
                           and Chairman of the Board of Directors

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Name           Title                               Date
              ----           -----                               ----

      /S/ PAUL A. PERRAULT   President, Chief Executive    February 21, 2001
    ------------------------   Officer and Chairman of the
        Paul A. Perrault       Board of Directors

      /S/ KIRK W. WALTERS    Executive Vice President,     February 21, 2001
    ------------------------   Chief Financial Officer
        Kirk W. Walters        and Treasurer (principal
                               accounting officer)

      FREDERIC H. BERTRAND   Director                      February 21, 2001
    ------------------------
      Frederic H. Bertrand

     /S/ DAVID M. BOARDMAN   Director                      February 21, 2001
    ------------------------
       David M. Boardman

      /S/ PAUL J. CARRARA    Director                      February 21, 2001
    ------------------------
        Paul J. Carrara

      /S/ WILLIAM P. CODY    Director                      February 21, 2001
    ------------------------
        William P. Cody

     /S/ SALLY W. CRAWFORD   Director                      February 21, 2001
    ------------------------
       Sally W. Crawford

    /S/ RICHARD D. DRISCOLL  Director                      February 21, 2001
    ------------------------
      Richard D. Driscoll

    /S/ PHILIP M. DRUMHELLER Director                      February 21, 2001
    ------------------------
      Philip M. Drumheller

       /S/ JOHN K. DWIGHT    Director                      February 21, 2001
    ------------------------
         John K. Dwight

         /S/ LYN HUTTON      Director                      February 21, 2001
    ------------------------
           Lyn Hutton

       PHILIP A. KOLVOORD    Director                      February 21, 2001
    ------------------------
       Philip A. Kolvoord

      /S/ STEPHAN A. MORSE   Director                      February 21, 2001
    ------------------------
        Stephan A. Morse

    /S/ JAMES C. PIZZAGALLI  Director                      February 21, 2001
    ------------------------
      James C. Pizzagalli

                        Name            Title          Date
                        ----            -----          ----

               /S/ ERNEST A. POMERLEAU  Director February 21, 2001
              -------------------------
                 Ernest A. Pomerleau

                /S/ MARK W. RICHARDS    Director February 21, 2001
              -------------------------
                  Mark W. Richards

                  /S/ PALL D. SPERA     Director February 21, 2001
              -------------------------
                    Pall D. Spera

              /S/ MARTEL D. WILSON, JR. Director February 21, 2001
              -------------------------
                Martel D. Wilson, Jr.

                            CHITTENDEN CORPORATION



                                                                SKU #0667-10K-01