Form 10-Q
period 2001-03-31
CHITTENDEN CORP /VT/
filed 2001-05-14
CIK 200138

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               X  Quarterly Report Pursuant to Section 13 or 15(d)
              ---    of the Securities Exchange Act of 1934

                      For Three Months Ended March 31, 2001

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

                                    YES   X      NO
                                          -

At May 4, 2000, there were 25,697,410 shares of the Corporation's $1.00 par value common stock issued and outstanding.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

Chittenden Corporation
Consolidated Balance Sheets
(Unaudited)

                                                                                     March 31,       December 31,
                                                                                       2001              2000
                                                                                  ----------------------------------
                                                                                             (in thousands)
Assets
Cash and cash equivalents                                                                $192,047           $178,621
Securities available for sale                                                             546,991            585,281
FHLB and FRB stock                                                                         12,927             12,311
Mortgage loans held for sale                                                               25,422             44,950
Loans:
     Commercial                                                                           535,518            515,926
     Municipal                                                                             93,848             83,566
     Real Estate:
          Residential                                                                     987,142          1,024,174
          Commercial                                                                      703,336            723,339
          Construction                                                                     52,814             57,701
                                                                                  ----------------------------------
          Total Real Estate                                                             1,743,292          1,805,214
     Consumer                                                                             429,588            451,392
                                                                                  ----------------------------------
     Total Loans                                                                        2,802,246          2,856,098
Less: Allowance for loan losses                                                           (39,546)           (40,255)
                                                                                  ----------------------------------
     Net loans                                                                          2,762,700          2,815,843

Accrued interest receivable                                                                23,598             25,642
Other real estate owned                                                                       328                513
Other assets                                                                               41,805             39,020
Premises and equipment, net                                                                51,669             51,959
Intangible assets                                                                          15,210             15,721
                                                                                  ----------------------------------
     Total assets                                                                      $3,672,697         $3,769,861
                                                                                  ==================================


Liabilities:
Deposits:
     Demand                                                                              $481,119           $530,975
     Savings                                                                            1,902,051          1,934,227
     Certificates of deposit less than $100,000 and other time deposits                   617,988            615,336
     Certificates of deposit $100,000 and over                                            222,097            211,869
                                                                                  ----------------------------------
     Total deposits                                                                     3,223,255          3,292,407
Short-term borrowings                                                                      45,425             93,757
Accrued expenses and other liabilities                                                     58,641             41,631
                                                                                  ----------------------------------
     Total liabilities                                                                  3,327,321          3,427,795
Stockholders' Equity:
Preferred stock - $100 par value
     authorized - 1,000,000 shares; issued and outstanding - none
Common stock - $1 par value; authorized - 60,000,000 shares;
     issued - 28,589,428 in 2001 and 2000                                                  28,589             28,589
Surplus                                                                                   153,364            153,474
Retained earnings                                                                         230,400            222,140
Treasury stock, at cost - 2,847,018 shares in 2001 and 2,492,344 shares in 2000           (76,405)           (65,637)
Accumulated other comprehensive income                                                      6,015                164
Directors deferred compensation to be settled in stock                                      3,456              3,414
Unearned portion of employee restricted stock                                                 (43)               (78)
                                                                                  ----------------------------------

     Total stockholders' equity                                                           345,376            342,066
                                                                                  ----------------------------------

     Total liabilities and stockholders' equity                                        $3,672,697         $3,769,861
                                                                                  ==================================

The accompanying notes are an integral part of these consolidated financial statements.

Chittenden Corporation
Consolidated Statements of Income
(Unaudited)

                                                                                For the Three Months
                                                                                   Ended March 31,
                                                                              2001             2000
                                                                        ----------------------------------
                                                                                  (in thousands)
Interest income:
Interest on loans                                                                $58,108           $59,829
Investment securities:
     Taxable                                                                       9,658            10,729
     Tax-favored                                                                     139                88
     Short-term investments                                                          234                19
                                                                        ----------------------------------
          Total interest income                                                   68,139            70,665
                                                                        ----------------------------------
Interest expense:
Deposits:

     Savings                                                                      15,818            14,094
     Time                                                                         11,152            10,385
                                                                        ----------------------------------
          Total interest on deposits                                              26,970            24,479
     Short-term borrowings                                                           993             3,450
                                                                        ----------------------------------
          Total interest expense                                                  27,963            27,929
                                                                        ----------------------------------
Net interest income                                                               40,176            42,736
Provision for loan losses                                                          1,950             2,175
                                                                        ----------------------------------
Net interest income after provision for loan losses                               38,226            40,561
                                                                        ----------------------------------
Noninterest income:
     Investment management income                                                  3,376             3,494
     Service charges on deposit accounts                                           3,349             3,662
     Mortgage servicing income                                                       978               936
     Gains on sales of loans, net                                                  4,940               573
     Credit card income, net                                                       1,000             1,117
     Insurance commissions, net                                                      894               781
     Other                                                                         2,663             2,970
                                                                        ----------------------------------
          Total noninterest income                                                17,200            13,533
                                                                        ----------------------------------
Noninterest expense:

     Salaries                                                                     14,018            14,788
     Employee benefits                                                             3,767             1,541
     Net occupancy expense                                                         4,735             4,834
     Amortization of intangibles                                                     512               540
     Other real estate owned, income and expense, net                                 39               (50)
     Special charges                                                                   -               833
     Other                                                                         9,878            10,301
                                                                        ----------------------------------
          Total noninterest expense                                               32,949            32,787
                                                                        ----------------------------------
Income before income tax expense                                                  22,477            21,307
Income tax expense                                                                 7,965             6,716
                                                                        ----------------------------------
          Net income                                                             $14,512           $14,591
                                                                        ==================================

Basic earnings per share                                                           $0.56             $0.52
Diluted earnings per share                                                          0.55              0.51
Dividends per share                                                                 0.24              0.22

The accompanying notes are an integral part of these consolidated financial statements.

Chittenden Corporation
Consolidated Statements of CashFlows
(Unaudited)

                                                                                For the Three Months
                                                                                  Ended March 31,
                                                                                2001            2000
                                                                          --------------------------------
                                                                                   (in thousands)
Cash flows from operating activities:
     Net income                                                                     $14,512       $14,591
     Adjustments to reconcile net income to net cash provided by operating activities:

          Provision for loan losses                                                   1,950         2,175
          Depreciation and amortization                                               1,406         1,676
          Amortization of intangible assets                                             512           540
          Amortization of premiums, fees, and discounts, net                            801          (126)
          Loss on sale of branch                                                          -          (792)
          Recovery of goodwill related to sale of branch                                  -           701
          Investment securities (gains) losses                                          428           688
          Deferred income taxes                                                        (578)        7,356
          Loans originated for sale                                                 (34,141)      (31,962)
          Proceeds from sales of loans                                               58,609        33,838
          Gains on sales of loans                                                    (4,940)         (573)
     Changes in assets and liabilities:
          Accrued interest receivable                                                 2,044          (400)
          Other assets                                                               (2,526)          200
          Accrued expenses and other liabilities                                     14,511       (21,243)
                                                                          --------------------------------
               Net cash provided by operating activities                             52,588         6,669
                                                                          --------------------------------

Cash flows from investing activities:

     Net cash used in branch divestitures                                                 -       (21,823)
     Proceeds from redemption of Federal Home Loan Bank stock                             -         2,836
     Purchases of Federal Home Loan Bank stock                                         (616)            -
     Proceeds from sales of securities available for sale                           153,356       176,164
     Proceeds from maturing securities and principal payments
               on securities available for sale                                     125,372        25,112
     Purchases of securities available for sale                                    (231,881)     (188,641)
     Loans originated, net of principal repayments                                   50,355       (60,728)
     Purchases of premises and equipment                                             (1,116)       (4,298)
                                                                          --------------------------------
               Net cash provided by (used in) investing activities                   95,470       (71,378)
                                                                          --------------------------------

Cash flows from financing activities:

     Net increase (decrease) in deposits                                            (69,152)       10,017
     Net increase (decrease) in short-term borrowings                               (48,332)       57,251
     Proceeds from issuance of treasury and common stock                                 41         1,866
     Dividends on common stock                                                       (6,252)       (6,247)
     Repurchase of common stock                                                     (10,937)      (20,351)
                                                                          --------------------------------
               Net cash provided by (used in) financing activities                 (134,632)       42,536
                                                                          --------------------------------
     Net increase (decrease) in cash and cash equivalents                            13,426       (22,173)
     Cash and cash equivalents at beginning of period                               178,621       150,415
                                                                          --------------------------------
               Cash and cash equivalents at end of period                          $192,047      $128,242
                                                                          ================================

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
          Interest                                                                  $28,277       $29,029
          Income taxes                                                                3,353        17,685
     Non-cash investing and financing activities:
     Loans transferred to other real estate owned                                       142           431
     Issuance of treasury and restricted stock                                           76            70

The accompanying notes are an integral part of these consolidated financial statements.

Chittenden Corporation
Notes to Consolidated Financial Statements

NOTE 1 - ACCOUNTING POLICIES

      The Company's significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period. Certain amounts for 2000 have been reclassified to conform to 2001 classifications.

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

      Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). This statement establishes the accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in income unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of income and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. If a derivative qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in the fair value of assets, liabilities, or firm commitments through earnings or are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portions of a derivative's change in fair value is to be immediately recognized in earnings. The Company's derivatives in sale and the related forward sale agreements with investors. The Company's adoption of SFAS 133 did not have a material impact on its financial position or results of operations.

NOTE 2 - ACQUISITIONS AND SALES

         On January 26, 2001, the Company announced that it had signed a definitive merger agreement with Maine Bank Corp., headquartered in Portland, Maine whereby Chittenden would acquire Maine Bank Corp., and its subsidiary, Maine Bank & Trust for $49.25 million in cash. The acquisition was completed on April 30, 2001, after the receipt of the final regulatory approval.

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

      During the first quarter of 2001, the Company sold its retail credit card portfolio, totaling approximately $39 million, at a gain of $4.3 million. The Company will continue to service these accounts into the second quarter when they are converted to the acquiring Company's systems. The recorded gain is net of accrued expenses related to the conversion which will occur in the second quarter of 2001.

NOTE 3 - SPECIAL CHARGES

      Special charges of $833,000 (pre-tax) were recorded during the first quarter of 2000 which included the loss on branch fixed assets and recovery of goodwill (net of deposit premiums) of $145,000 and losses of $688,000 on securities sold to fund the final branch divestiture required as a condition of regulatory approval of the VFSC merger. Total loans and deposits sold in the final branch divestiture were $27.0 million and $3.6 million, respectively. Upon consummation of the VFSC acquisition in the second quarter of 1999, the Company recorded special charges, which included an accrual for merger related expenses that would occur in future periods. Included in accrued expenses and other liabilities at March 31, 2001, are merger-related expenses totaling $828,000, which will be paid in future periods.

The change in accrued merger related expenses at March 31, 2001 is summarized below (amounts in thousands):

                                                                   Less:
                                          Accrual Balance as        Cash         Accrual Balance as
                                         of December 31, 2000   Transactions     of March 31, 2001
                                         ============================================================

Compensation and Benefits                              $1,218           $390                   $828
                                         ------------------------------------------------------------
Total                                                  $1,218           $390                   $828
                                         ============================================================

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 5 - COMPREHENSIVE INCOME

      The Company's comprehensive income for the three-month periods ended March 31, 2001 and 2000 is presented below (amounts in thousands):


                                                                                                For the Three Months
                                                                                                  Ended March 31,
                                                                                                 2001           2000
                                                                                            ----------------------------
  Net Income                                                                                      $14,512       $14,591

  Unrealized losses on investment securities:

    Unrealized holding gains (losses) on securities available for sale, net of tax                  5,573        (1,294)
    Reclassification adjustments for (gains) losses arising during  period, net of tax                278           475
                                                                                            ----------------------------
  Total Comprehensive income                                                                      $20,363       $13,772
                                                                                            ============================

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

      The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies included in Note 1 of the Company's 2000 Annual Report on Form 10-K. The consolidation adjustment reflects certain eliminations of inter-segment revenue, cash and parent company investments in subsidiaries.


For the Three Months Ended March 31, 2001          Commercial                    Consolidation
(in thousands)                                      Banking        Other (2)      Adjustments     Consolidated
                                                  --------------------------------------------------------------
Net interest revenue (1)                               $40,169           $103             $(96)         $40,176
Noninterest income                                      16,300            921              (21)          17,200
Provision for loan losses                                1,950              -                -            1,950
Noninterest expense                                     31,971            999              (21)          32,949
                                                  --------------------------------------------------------------
Net income (loss) before income tax                     22,548             25              (96)          22,477
Income tax expense/(benefit)                             7,936             29                -            7,965
                                                  --------------------------------------------------------------
Net income (loss)                                      $14,612            $(4)            $(96)         $14,512
                                                  ==============================================================
End of Period Assets                                $3,668,010       $334,533        $(329,846)      $3,672,697


For the Three Months Ended March 31, 2000          Commercial                    Consolidation
(in thousands)                                      Banking        Other (2)      Adjustments     Consolidated
                                                  --------------------------------------------------------------
Net interest revenue (1)                               $42,718            $75             $(57)         $42,736
Noninterest income                                      12,750            792               (9)          13,533
Provision for loan losses                                2,175              -                -            2,175
Noninterest expense                                     31,860            936               (9)          32,787
                                                  ------------- --------------- --------------- ----------------
Net income (loss) before income tax                     21,433            (69)             (57)          21,307
Income tax expense/(benefit)                             6,725             (9)               -            6,716
                                                  ------------- --------------- --------------- ----------------
Net income (loss)                                      $14,708           $(60)            $(57)         $14,591
                                                  ============= =============== =============== ================
End of Period Assets                                $3,834,260       $342,818        $(338,041)      $3,839,037

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

NOTE 7  - SUBSEQUENT EVENT

      On April 18, 2001, the Company declared regular dividends of approximately $6.2 million, or $0.24 per share, to be paid on May 18, 2001 to shareholders of record on May 4, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      On May 28, 1999, Chittenden Corporation ("Chittenden" or "the Company") completed the acquisition of Vermont Financial Services Corp. (VFSC) in a stock-for-stock transaction accounted for as a pooling of interests. The Company recognized $792,000 of after-tax special charges in the first quarter of 2000 related to the final branch sale required as a condition of the regulatory approval of the acquisition. Results excluding these special charges are referred to in the following discussion as operating. A reconciliation of the Company's net income to its operating earnings for the periods ended March 31, 2001 and 2000 is presented below (amounts in thousands):

                                                                 For the Three Months
                                                                    Ended March 31,
                                                               --------------------------
                                                                   2001          2000
  Net income (loss), as reported                                 $14,512       $14,591
  Add:
    Loss on branch sale                                                -           833
    Tax effect of adjustment for loss on branch sale                   -           (41)
                                                               --------------------------
  Operating net income                                           $14,512       $15,383
                                                               ==========================
  Diluted Operating EPS                                            $0.55         $0.54

      During the first quarter of 2000, special charges of $833,000 (pre-tax) were recorded which included the loss on branch fixed assets and recovery of goodwill (net of deposit premiums) of $145,000 and losses of $688,000 on securities sold to fund the final branch divestiture.

      Chittenden Corporation posted first quarter 2001 net income of $0.55 per diluted share, compared to the operating net income of $0.54 per diluted share posted in the first quarter of last year. Net income for the first quarter of 2001 was $14.5 million, compared to operating net income of $15.4 million recorded in the same quarter a year ago. Return on average equity was 17.15% for the quarter ended March 31, 2001 compared with operating return on average equity of 17.35% for the same period in 2000. Return on average assets was 1.61% for the first quarter of 2001, flat with the operating return on average assets of 1.60% for the first quarter of last year.

      Net interest income on a tax equivalent basis for the three months ended March 31, 2001 was $40.7 million, down from $43.1 million for the same period a year ago. The yield on earning assets was 4.78% in the first quarter of 2001, compared with 4.81% in the same period of 2000 and 4.70% for the fourth quarter of 2000. The decrease in net interest income from the first quarter of 2000 was attributed primarily to lower levels of earning assets, of which approximately $63.5 million related to the Company's repurchase of shares. Of the eight basis point increase in the margin from the fourth quarter of 2000, approximately half was attributed to the Company's asset/liability mix and to fewer days in the first quarter than in the fourth quarter.

      The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the three months ended March 31,

                                                                      2001                                2000

                                                     -------------------------------------------------------------------------
                                                                     Interest    Average                 Interest    Average
                                                        Average       Income/     Yield/    Average       Income/     Yield/
                                                        Balance    Expense(1)    Rate(1)    Balance    Expense(1)    Rate(1)
                                                     -------------------------------------------------------------------------
Assets                                                                              (in thousands)
Interest-earning assets:
   Loans                                               $2,832,017     $58,614      8.39%   $2,920,499     $60,105      8.28%
   Investments:
      Taxable                                             592,799       9,658      6.61%      671,368      10,729      6.43%
      Tax-favored securities                               12,542         197      6.36%        8,345         130      6.26%
   Interest-bearing deposits in banks                         225           2      4.05%          275           3      4.14%
   Federal funds sold                                      16,268         232      5.78%        1,205          17      5.67%
                                                     ------------------------            ------------------------
      Total interest-earning assets                     3,453,851      68,703      8.07%    3,601,692      70,984      7.93%
                                                                 ------------                        ------------
Noninterest-earning assets                                244,733                             295,614
Allowance for loan losses                                 (40,310)                            (41,694)
                                                     ------------                        ------------
   Total assets                                        $3,658,274                          $3,855,612
                                                     ============                        ============

Liabilities and stockholders' equity
Interest-bearing liabilities:
   Savings                                             $1,885,353     $15,818      3.40%   $1,818,721     $14,094      3.12%
   Certificates of deposit under $100,000
     and other time deposits                              617,149       8,159      5.36%      647,039       7,727      4.80%
   Certificates of deposit $100,000 and over              210,003       2,993      5.78%      205,725       2,658      5.20%
                                                     ------------------------            ------------------------
      Total interest-bearing deposits                   2,712,505      26,970      4.03%    2,671,485      24,479      3.69%
Short-term borrowings                                      66,612         993      6.05%      233,961       3,450      5.93%
                                                     ------------------------            ------------------------
      Total interest-bearing liabilities                2,779,117      27,963      4.08%    2,905,446      27,929      3.87%
                                                                 ------------                        ------------

Noninterest-bearing liabilities:
  Demand deposits                                         481,130                             515,045
  Other liabilities                                        54,950                              78,482
                                                     ------------                        ------------
      Total liabilities                                 3,315,197                           3,498,973
Stockholders' equity                                      343,077                             356,639
                                                     ------------                        ------------
      Total liabilities and stockholders' equity       $3,658,274                          $3,855,612
                                                     ============                        ============
Net interest income                                                   $40,740                             $43,055
                                                                 ============                        ============
Interest rate spread (2)                                                           3.99%                               4.06%
Net yield on earning assets (3)                                                    4.78%                               4.81%

(1) On a fully taxable equivalent basis, calculated using a Federal income tax rate of 35%. Loan income includes fees.
(2) Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(3) Net yield on earning assets is net interest income divided by total interest-earning assets.

      Noninterest income amounted to $17.2 million for the first quarter of 2001, up from $13.5 million for the first quarter of 2000. Gains on sale of loans consisted of $641,000 from mortgage banking activities and a $4.3 million gain on the sale of the Company's retail credit card portfolio. This sale does not affect Chittenden's business credit card portfolio and Chittenden will continue to offer ATM/Check cards with the VISA logo. Also affecting the net increase was a decline in service charges on deposit accounts. This decline was due to a decrease in overdraft fees collected, which was partially offset by an increase in cash management fee income. Also included in other noninterest income was $428,000 in losses incurred on the restructuring of the investment portfolio early in the 2001 quarter.

      Noninterest expenses increased to $33.0 million for the first quarter of 2001 from $32.8 million for same period last year. Salaries were $800,000 lower in 2001 than in 2000 due to lower staffing levels. Employee benefits increased $2.2 million over the first three months of 2000. This increase was attributable to a $1.3 million pension curtailment gain taken in the first quarter of 2000 upon the merger of the Vermont National and Chittenden Bank pension plans and to a $600,000 increase in the accrual for medical and dental claims incurred but not yet reported (IBNR). Because the Company is self-insured for these claims, it maintains an accrual for IBNR to reflect services already performed which will be paid in future periods. The accrual was adjusted to reflect an increase in the number of participants in the Company's plan resulting from the addition of former Vermont National Bank employees, as well as employees of The Bank of Western Massachusetts, Flagship Bank, and the Pomerleau Agency, which have recently been added to the plan. Net occupancy expenses for the first quarter of 2001 were $4.7 million compared with $4.8 million a year ago and

$3.8 million for the fourth quarter of 2000. The increase over the consecutive quarter was primarily due to a $700,000 accrual in relation to space vacated by restructurings.

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

      For the three months ended March 31, 2001 and 2000, Federal and state income tax provisions amounted to $7.9 million and $6.7 million, respectively. The effective income tax rates for the respective periods were 35.44% and 30.52%, after adjusting for the tax effect of the branch sale. In addition, the 2000 provision was reduced by approximately $750,000 for the effect of the exercise of non-qualified stock options. Excluding this amount, the 2000 effective tax rate would have been 33.91%. The increase from this amount to the 35.44% for the first quarter of 2001 is primarily attributable to increases in taxable income at the Massachusetts banks, relative to the Vermont bank. During all periods, the Company's statutory Federal corporate tax rate was 35%.

Financial Position

      The Company invests the majority of its assets in loans and securities. Total loans decreased $156.0 million from March 31, 2000 to $2.8 billion at March 31, 2001. Residential real estate loans accounted for $80 million of the decline due to higher levels of prepayments caused by declining market interest rates. During the quarter, the Company originated primarily fixed rate residential loans, which were sold on the secondary market rather than variable rate residential real estate loans, which it keeps in portfolio.

      Consumer loans declined $108 million from March 31, 2000. Of that amount, approximately $39 million was due to the sale of the retail credit card portfolio. In addition, paydowns on the automotive finance portfolio, driven by lower market interest rates, outpaced originations. The Company's decision effective January 1, 2001, to concentrate its lease origination efforts in Vermont, while scaling back in Massachusetts, also affected automotive finance originations in the first quarter of 2001.

      Overall commercial balances remained flat from year-end, with commercial real estate loans down $20 million while commercial loans increased by the same amount. The decline in commercial real estate was also due to the declining rate environment in which institutional lenders, such as insurance companies, actively solicit the Company's customers with long term fixed rate financing. The commercial portfolio at March 31, 2001 is $44 million higher than a year ago, with growth in both the commercial real estate and commercial categories.

      Total deposits at March 31, 2001 were $3.2 billion, down $69.2 million from December 31, 2000 and up $36.6 million from March 31, 2000. The decline from year-end was primarily related to demands and money market/savings accounts. Much of this was due to lower municipal and commercial deposits resulting from seasonal declines as well as lower levels of liquidity in these sectors. The decrease in securities available for sale of $38.3 million from December 31, 2000 to $546.9 million at March 31, 2001 is primarily attributable to the use of proceeds from maturing securities to reduce short term borrowings, which increased late in 1999 to replace funding from deposits sold in the branch divestitures.

Credit Quality

     Nonperforming assets include nonaccrual loans and foreclosed real estate (Other Real Estate Owned). As of March 31, 2001, nonperforming assets totaled $11.9 million, flat to December 31, 2000 and to the end of the first quarter of 2000. Net charge-off activity totaled $2.7 million for the first quarter of 2001 compared to $2.0 million for the same period in 2000. Included in net charge-offs for the first quarter of 2001 was approximately $300,000 of retail credit card charge-offs recognized before the sale of that portfolio. The allowance for loan losses was $39.5 million at March 31, 2001, down from $41.2 million a year ago, and $40.3 million at December 31, 2000.

    The provision for possible loan losses was approximately $2.0 million in 2001 as compared to $2.0 million in 2000. The lower provision in 2001 was due to the sale of the retail credit card portfolio. Net retail credit card charge-offs in 2000 were $1.3 million or approximately $325,000 per quarter.

  A summary of credit quality follows:

                                                        3/31/01         12/31/00         3/31/00
                                                    -------------------------------------------------
                                                                      (in thousands)
  Nonaccrual loans                                       $11,560          $11,376         $11,280
  Other real estate owned (OREO)                             328              513             690
                                                    -------------------------------------------------
  Total nonperforming assets (NPA)                       $11,888          $11,889         $11,970
                                                    =================================================

  Loans past due 90 days or more
        and still accruing  interest                      $4,318           $4,595          $6,594
  Allowance for loan losses                               39,546           40,255          41,228
  NPA as % of loans plus OREO                               0.42%            0.42%           0.41%
  Allowance as % of loans                                   1.41%            1.41%           1.40%
  Allowance as % of nonperforming loans                   342.09%          353.86%         365.50%
  Allowance as % of NPA                                   332.65%          338.59%         344.43%

Provisions for and activity in the allowance for loan losses are summarized as follows:

                                                                             Three Months
                                                                            Ended March 31,
                                                                        2001               2000
                                                                 ------------------------------------
                                                                            (in thousands)
  Beginning Balance                                                   $40,255            $41,079
  Provision for Loan Losses                                             1,950              2,175
  Loans Charged Off                                                    (3,441)            (2,793)
  Loan Recoveries                                                         782                767
                                                                 ------------------------------------
  Ending Balance                                                      $39,546            $41,228
                                                                 ====================================

      The allowance for possible loan losses is based on management's estimate of the amount required to reflect the risks in the loan portfolio, based on circumstances and conditions known at each reporting date. Adequacy of the allowance is determined using a consistent, systematic methodology which analyzes the size and risk of the loan portfolio. In addition to evaluating the collectibility of specific loans when determining the adequacy of the allowance for possible loan losses, management also takes into consideration other factors such as changes in the mix and volume of the loan portfolio, historic loss experience, the amount of the delinquencies and loans adversely classified, and economic trends. The adequacy of the allowance for possible loan losses is assessed by an allocation process whereby specific loss allocations are made against certain adversely classified loans, and general loss allocations are made against segments of the loan portfolio, which have similar attributes. The Company's historical loss experience, industry trends, and the impact of the local and regional economy on the Company's borrowers, were considered by management in determining the adequacy of the allowance for possible loan losses.

Capital

      On January 19, 2000, the Board of Directors authorized the repurchase of up to two million shares of the Corporation's common stock in negotiated transactions or open market purchases. On July 19, 2000, the Board authorized the repurchase of an additional two million shares, bringing the total authorization to four million shares. As of March 31, 2001, approximately 2.9 million shares had been repurchased. Based on the resolution passed by the Corporation's Board of Directors, the Company has until July 2002 to purchase the remaining 1.1 million shares authorized.

      Stockholders' equity totaled $345.4 million at March 31, 2001, compared to $342.1 million at year-end 2000. The current level reflects net income of $14.5 million less dividends paid to shareholders totaling $6.3 million, and share repurchases totaling $10.9 million. Accumulated other comprehensive income increased $5.8 million to $6.0 million at March 31, 2001 from $164,000 at December 31, 2000. "Tier One" capital, consisting entirely of common equity, measured 11.12% of risk-weighted assets at March 31, 2001. Total capital, including the "Tier Two" allowance for loan losses, was 12.38% of risk-weighted assets. The leverage capital ratio was 8.97%. These ratios placed Chittenden in the "well-capitalized" category according to regulatory standards.

Liquidity

      The Company's liquidity and rate sensitivity are monitored by the executive management committee, based upon policies approved by the Board of Directors. Strategies are implemented by the Company's executive management committee. This committee meets periodically to review and direct the Banks' lending and deposit-gathering functions. Investment and borrowing activities are managed by the Company's Treasury function.

      The measure of an institution's liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. At March 31, 2001, the Company maintained cash balances and short-term investments of approximately $192.0 million, compared with $178.6 million at December 31, 2000.

      Interest-rate risk is the sensitivity of income to variations in interest rates over both short-term and long-term horizons. The primary goal of interest-rate management is to control this risk within limits approved by the Board of Directors. These limits and guidelines reflect the Company's tolerance for interest-rate risk. The Company attempts to control interest-rate risk by identifying exposures, quantifying them and taking appropriate actions. The Company quantifies its interest-rate risk exposure using sophisticated simulation and valuation models, as well as simpler gap analyses. For a full discussion of interest-rate risk see "Liquidity and Rate Sensitivity" in the Company's 2000 annual report on Form 10-K. There has not been a material change in the Company's interest-rate exposure or its anticipated market risk during the current period.

                           PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

           None.

(b)   REPORTS ON FORM 8-K

           The Company's fourth quarter 2000 press release announcing earnings and quarterly dividends was filed on Form 8-K on January 22, 2001.

           The Company's quarterly financial statements were filed on Form 8-K on January 29, 2001.

           The Company's press release announcing the appointment of James C. Garvey as Flagship Bank and Trust Company's new President and Chief Executive Officer succeeding the late Michael J. Toomey was filed on Form 8-K on February 2, 2001.

           The Company's press release announcing the definitive agreement whereby Chittenden will acquire Maine Bank Corp., and its subsidiary Maine Bank & Trust was filed on Form 8-K on February 2, 2001.

                             CHITTENDEN CORPORATION
                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CHITTENDEN CORPORATION
                                      Registrant





May 14, 2001                          /s/ PAUL A. PERRAULT
------------                          --------------------
Date                                  Paul A. Perrault,
                                      Chairman, President and
                                      Chief Executive Officer





May 14, 2001                          /s/ KIRK W. WALTERS
------------                          -------------------
Date                                  Kirk W. Walters
                                      Executive Vice President,
                                       Treasurer, and Chief Financial Officer