Form 10-Q
period 2001-06-30
CHITTENDEN CORP /VT/
filed 2001-08-13
CIK 200138

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                      For Six Months Ended June 30, 2001
                                      or
             [_] Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
           For the transition period from ____________to____________


                         Commission File Number 0-7974

                            CHITTENDEN CORPORATION
            (Exact Name of Registrant as Specified in its Charter)


VERMONT                                     03-028404
(State of Incorporation)                    (IRS Employer Identification No.)

TWO BURLINGTON SQUARE
BURLINGTON, VERMONT                         05401
(Address of Principal Executive Offices)    (Zip Code)


                Registrant's Telephone Number:  (802) 658-4000

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

                                 YES  [X]      NO

At August 8, 2001, there were 25,685,031 shares of the Corporation's $1.00 par value common stock issued and outstanding.

                        PART I.  FINANCIAL INFORMATION

                         Item 1.  Financial Statements

Chittenden Corporation
Consolidated Balance Sheets
(Unaudited)

                                                                                               June 30,    December 31,
                                                                                                 2001         2000
                                                                                            ---------------------------
                                                                                                   (in thousands)
Assets

Cash and cash equivalents                                                                   $    228,073   $    178,621
Securities available for sale                                                                    571,025        585,281
FHLB stock                                                                                        13,613         12,311
Loans held for sale                                                                               34,327         44,950
Loans:
   Commercial                                                                                    632,768        515,926
   Municipal                                                                                      62,535         83,566
   Real Estate:
     Residential                                                                                 997,019      1,024,174
     Commercial                                                                                  785,223        723,339
     Construction                                                                                 52,772         57,701
                                                                                            ---------------------------
         Total Real Estate                                                                     1,835,014      1,805,214
   Consumer                                                                                      405,185        451,392
                                                                                            ---------------------------
   Total Loans                                                                                 2,935,502      2,856,098
Less: Allowance for loan losses                                                                  (44,541)       (40,255)
                                                                                            ---------------------------
   Net loans                                                                                   2,890,961      2,815,843

Accrued interest receivable                                                                       24,836         25,642
Other real estate owned                                                                              625            513
Other assets                                                                                      44,239         39,020
Premises and equipment, net                                                                       55,272         51,959
Intangible assets                                                                                 35,058         15,721
                                                                                            ---------------------------
   Total assets                                                                             $  3,898,029   $  3,769,861
                                                                                            ===========================


Liabilities:
Deposits:
    Demand                                                                                  $    567,788   $    530,975
    Savings                                                                                    2,044,384      1,934,227
    Certificates of deposit less than $100,000 and other time deposits                           644,701        615,336
    Certificates of deposit $100,000 and over                                                    195,832        211,869
                                                                                            ---------------------------
    Total deposits                                                                             3,452,705      3,292,407
Short-term borrowings                                                                             45,422         93,757
Accrued expenses and other liabilities                                                            50,969         41,631
                                                                                            ---------------------------
    Total liabilities                                                                          3,549,096      3,427,795
Stockholders' Equity:
Preferred stock - $100 par value
    authorized - 1,000,000 shares; issued and outstanding - none
Common stock - $1 par value; authorized - 60,000,000 shares;                                      28,594         28,589
    issued - 28,593,708 in 2001 and 28,589,428 in 2000
Surplus                                                                                          153,399        153,474
Retained earnings                                                                                238,557        222,140
Treasury stock, at cost - 2,944,180 shares in 2001 and 2,492,344 shares in 2000                  (79,588)       (65,637)
Accumulated other comprehensive income                                                             4,549            164
Directors deferred compensation to be settled in stock                                             3,514          3,414
Unearned portion of employee restricted stock                                                        (92)           (78)
                                                                                            ---------------------------
    Total stockholders' equity                                                                   348,933        342,066
                                                                                            ---------------------------
    Total liabilities and stockholders' equity                                              $  3,898,029   $  3,769,861
                                                                                            ===========================

The accompanying notes are an integral part of these consolidated financial statements.

Chittenden Corporation
Consolidated Statements of Income
(Unaudited)


                                                                       For the Three Months      For the Six Months
                                                                           Ended June 30,          Ended June 30,
                                                                        2001           2000      2001         2000
                                                                    -------------------------------------------------
                                                                           (in thousands)          (in thousands)
Interest income:
Interest on loans                                                    $ 57,955       $ 61,555   $ 116,062   $ 121,384
Investment securities:
      Taxable                                                           9,580         10,104      19,238      20,819
      Tax-favored                                                         248            120         387         222
      Short-term investments                                              103            142         337         161
                                                                    ------------------------------------------------
     Total interest income                                             67,886         71,921     136,024     142,586
                                                                    ------------------------------------------------
Interest expense:
Deposits:
 Savings                                                               13,479         15,400      29,297      29,493
 Time                                                                  10,951         10,776      22,103      21,162
                                                                    ------------------------------------------------
     Total interest on deposits                                        24,430         26,176      51,400      50,655
 Short-term borrowings                                                    772          4,307       1,765       7,757
                                                                    ------------------------------------------------
   Total interest expense                                              25,202         30,483      53,165      58,412
                                                                    ------------------------------------------------
Net interest income                                                    42,684         41,438      82,859      84,174
Provision for loan losses                                               2,041          2,175       3,991       4,350
                                                                    ------------------------------------------------
Net interest income after provision for loan losses                    40,643         39,263      78,868      79,824
                                                                    ------------------------------------------------
Noninterest income:
 Investment management income                                           3,849          3,124       7,225       6,617
 Service charges on deposit accounts                                    3,705          3,393       7,053       7,055
 Mortgage servicing income                                                944          1,121       1,922       2,058
 Gains on sales of loans, net                                           1,945            547       6,884       1,120
 Credit card income, net                                                1,114          1,428       2,114       2,545
 Insurance commissions, net                                               834            688       1,728       1,469
 Other                                                                  3,052          3,256       5,716       6,226
                                                                    ------------------------------------------------
     Total noninterest income                                          15,443         13,557      32,642      27,090
                                                                    ------------------------------------------------
Noninterest expense:
 Salaries                                                              15,350         13,124      29,367      27,911
 Employee benefits                                                      3,102          2,800       6,869       4,342
 Net occupancy expense                                                  4,260          3,668       8,995       8,502
 Amortization of intangibles                                              741            520       1,253       1,060
 Other real estate owned, income and expense, net                           8            (23)         47         (67)
 Special charges                                                            -              -           -         833
 Other                                                                 10,364         10,640      20,242      20,935
                                                                    ------------------------------------------------
       Total noninterest expense                                       33,825         30,729      66,773      63,516
                                                                    ------------------------------------------------
Income before income tax expense                                       22,261         22,091      44,737      43,398
Income tax expense                                                      7,935          7,620      15,900      14,336
                                                                    ------------------------------------------------
Net income                                                           $ 14,326       $ 14,471   $  28,837   $  29,062
                                                                    ================================================

Basic earnings per share                                             $   0.56       $   0.53   $    1.12   $    1.05
Diluted earnings per share                                               0.55           0.53        1.10        1.04
Dividends per share                                                      0.24           0.24        0.48        0.46


The accompanying notes are an integral part of these consolidated financial statements.

Chittenden Corporation
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                             For the Six Months
                                                                                                Ended June 30,
                                                                                               2001        2000
                                                                                           -----------------------
                                                                                                (in thousands)
Cash flows from operating activities:
 Net income                                                                                  $  28,837   $  29,062
 Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                                      3,991       4,350
  Depreciation and amortization                                                                  2,943       2,596
  Amortization of intangible assets                                                              1,253       1,060
    Amortization of premiums, fees, and discounts, net                                             944         253
    Recovery of goodwill related to sale of branch                                                   -         702
    Investment securities  (gains) losses                                                          407         688
    Deferred income taxes                                                                       (1,544)     10,417
    Loans originated for sale                                                                 (167,272)    (82,858)
    Proceeds from sales of loans                                                               184,779      78,056
    Gains on sales of loans                                                                     (6,884)     (1,120)
 Changes in assets and liabilities, net of effect from purchase of acquired companies:
    Accrued interest receivable                                                                  1,674        (718)
    Other assets                                                                                (1,956)      3,177
    Accrued expenses and other liabilities                                                       8,817     (32,253)
                                                                                           -----------------------
       Net cash provided by operating activities                                                55,989      13,412
                                                                                           -----------------------

Cash flows from investing activities:
 Cash acquired, net of cash paid in acquisition of Maine Bank & Trust                            8,001           -
 Purchases of Federal Home Loan Bank stock                                                        (616)     (1,494)
 Proceeds from sales of securities available for sale                                          189,159     186,464
 Proceeds from maturing securities and principal payments
         on securities available for sale                                                      191,994      51,203
 Purchases of securities available for sale                                                   (355,614)   (196,998)
 Loans originated, net of principal repayments                                                  88,052     (31,758)
 Purchases of premises and equipment                                                              (458)     (7,883)
                                                                                           -----------------------
          Net cash provided by (used in) investing activities                                  120,518        (466)
                                                                                           -----------------------

Cash flows from financing activities:
 Net increase (decrease) in deposits                                                           (52,127)    (39,193)
 Net increase (decrease) in short-term borrowings                                              (48,335)     88,942
 Tax benefit of stock plans                                                                          -         856
 Proceeds from issuance of treasury and common stock                                               823       1,707
 Dividends on common stock                                                                     (12,421)    (12,807)
 Repurchase of common stock                                                                    (14,995)    (47,081)
                                                                                           -----------------------
       Net cash provided by (used in) financing activities                                    (127,055)     (7,576)
                                                                                           -----------------------
 Net increase (decrease) in cash and cash equivalents                                           49,452       5,370
 Cash and cash equivalents at beginning of period                                              178,621     150,415
                                                                                           -----------------------
       Cash and cash equivalents at end of period                                            $ 228,073   $ 155,785
                                                                                           =======================

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
    Interest                                                                                 $  26,047   $  59,886
    Income taxes                                                                                19,978       6,875
 Non-cash investing and financing activities:
    Loans transferred to other real estate owned                                                   821       1,480
    Issuance of treasury and restricted stock                                                      143          70
 Assets acquired and liabilities assumed through acquisitions:
    Fair value of assets acquired                                                            $     239   $       -
    Liabilities assumed                                                                            212           -
    Cash paid                                                                                       47           -
                                                                                           -----------------------
    Goodwill                                                                                 $      20   $       -
                                                                                           =======================

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

   Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). This statement establishes the accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in income unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of income and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. If a derivative qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in the fair value of assets, liabilities, or firm commitments through earnings or are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is to be immediately recognized in earnings. The Company's derivatives include certain commitments to fund mortgage loans, which are intended for sale and the related forward sale agreements with investors. The Company's adoption of SFAS 133 did not have a material impact on its financial position or results of operations.

   The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and rescinds FASB Statement No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.
This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company has quantified the impact of provisions effective for 2000 and 2001 and the adoption did not have a material impact on its financial position or results of operations.

NOTE 2 - ACQUISITIONS AND SALES

    On April 30, 2001, the Company acquired Maine Bank Corp., headquartered in Portland, Maine and its subsidiary, Maine Bank & Trust for $49.25 million in cash. The acquisition has been accounted for as a purchase and, accordingly, the operations of Maine Bank & Trust (MBT) are included in these financial statements from the date of acquisition.

   The purchase price has been allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired has been recorded as goodwill. The fair value of these assets and liabilities is summarized as follows (in thousands):

             Cash and cash equivalents ......................................................             $  54,519
             FHLB Stock .....................................................................                   686
             Securities available for sale ..................................................                 5,968
             Net loans ......................................................................               168,860
             Premises and equipment .........................................................                 5,798
             Goodwill .......................................................................                20,590
             Prepaid expenses and other assets ..............................................                 3,422
             Deposits .......................................................................              (212,425)
             Accrued expenses and other liabilities .........................................                    34
                                                                                                 ------------------
             Total acquisition cost .........................................................             $  47,452
                                                                                                 ==================

   Included in the total acquisition cost is approximately $636,000 of capitalized cost incurred in connection with the acquisition. Following is supplemental information reflecting selected pro forma results as if this acquisition had been consummated as of January 1, 2000 (in thousands, except
EPS):

                                                            For the three months             For the six months
                                                               ended June 30,                  ended June 30,
                                                             2001           2000             2001           2000
                                                       --------------------------------------------------------------
Total revenue                                              $59,657         $59,731        $121,568        $119,400
Income before income taxes                                  22,534          23,174          45,708          45,312
Net income                                                  14,463          15,048          29,303          30,055
Earnings per share (EPS)                                      0.56            0.55            1.12            1.07

   Total revenue includes net interest income and noninterest income.

   During the first quarter of 2001, the Company sold its retail credit card portfolio, totaling approximately $39 million, at a gain of $4.3 million. An additional gain of $330,000 was recognized in the second quarter of 2001 after the expiration of certain contingent obligations accrued in the first quarter.

NOTE 3 - SPECIAL CHARGES

   Special charges of $833,000 (pre-tax) were recorded during the first quarter of 2000 which included the loss on branch fixed assets and recovery of goodwill (net of deposit premiums) of $145,000 and losses of $688,000 on securities sold to fund the final branch divestiture required as a condition of regulatory approval of the VFSC merger. Total loans and deposits sold in the final branch divestiture were $3.6 million and $27.0 million, respectively. Upon consummation of the VFSC acquisition in the second quarter of 1999, the Company recorded special charges, which included an accrual for merger related expenses that would occur in future periods. Included in accrued expenses and other liabilities at June 30, 2001, are merger-related expenses totaling $627,000, which will be paid in future periods.

The change in accrued merger related expenses at June 30, 2001 is summarized below (amounts in thousands):

                                                     Accrual Balance as               Less:              Accrual Balance as
                                                    of December 31, 2000        Cash Transactions         of June 30, 2001
                                               =================================================================================
Compensation and Benefits                                  $1,218                     $591                       $627
                                               ---------------------------------------------------------------------------------
Total                                                      $1,218                     $591                       $627
                                               =================================================================================

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

   In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Statement No. 141 requires that the purchase accounting method be used for all business combinations initiated after June 30, 2001.

   SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of adopting SFAS 141 and SFAS 142. In relation to SFAS 142, the Company expects that its annualized goodwill amortization of $2.6 million will be eliminated beginning in 2002.

NOTE 5 - COMPREHENSIVE INCOME

   The Company's comprehensive income for the three-month and six-month periods ended June 30, 2001 and 2000 is presented below (amounts in thousands):

                                                                                        For the Three Months   For the Six Months
                                                                                           Ended June 30,        Ended June 30,
                                                                                            2001        2000       2001      2000
                                                                                     --------------------------------------------

Net Income                                                                               $14,326     $14,471    $28,837   $29,062
Unrealized gains/losses on investment securities:
Unrealized holding gains (losses) on securities available for sale, net of tax            (1,452)       (216)     4,120    (1,035)
Reclassification adjustments for (gains) losses arising during  period, net of tax           (14)        475        265       475
                                                                                     --------------------------------------------
 Total Comprehensive income                                                              $12,860     $14,730    $33,222   $28,502
                                                                                     ============================================

NOTE 6 - BUSINESS SEGMENTS

   The Company has identified Commercial Banking as its reportable operating business segment based on the fact that the chief operating decision-maker views the results of operations as a single strategic unit. The Commercial Banking segment is comprised of Chittenden Bank, The Bank of Western Massachusetts, Flagship Bank and Trust, Maine Bank & Trust, and Chittenden Connecticut Corporation, which provide similar products and services, have similar distribution methods, types of customers and regulatory responsibilities. The Commercial Banking segment derives its revenue from a wide range of banking services, including lending activities, acceptance of demand, savings and time deposits, safe deposit facilities, merchant credit card services, trust and investment management, data processing, brokerage services, mortgage banking, and loan servicing for investor portfolios.

   Immaterial operating segments of the Company's operations, which do not have similar characteristics to the commercial banking operations and do not meet the quantitative thresholds requiring disclosure, are included in the Other category in the disclosure of business segments below.

   The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies included in Note 1 of the Company's 2000 Annual Report on Form 10-K. The consolidation adjustments reflect certain eliminations of inter-segment revenue, cash and parent company investments in subsidiaries.

For the Three Months Ended June 30, 2001                           Commercial              Consolidation
(in thousands)                                                      Banking    Other (2)    Adjustments  Consolidated
                                                         ------------------------------------------------------------
Net interest revenue (1)                                          $   42,684  $     66       $     (66)    $   42,684
Noninterest income                                                    14,607       836               -         15,443
Provision for loan losses                                              2,041         -               -          2,041
Noninterest expense                                                   32,826       999               -         33,825
                                                         ------------------------------------------------------------
Net income (loss) before income tax                                   22,424       (97)            (66)        22,261
Income tax expense/(benefit)                                           7,948       (13)              -          7,935
                                                         ------------------------------------------------------------
Net income (loss)                                                 $   14,476  $    (84)      $     (66)    $   14,326
                                                         ============================================================
End of Period Assets                                              $3,896,909  $355,355       $(354,235)    $3,898,029

For the Three Months Ended June 30, 2000                           Commercial              Consolidation
(in thousands)                                                      Banking    Other (2)    Adjustments  Consolidated
                                                         ------------------------------------------------------------
Net interest revenue (1)                                          $   41,430  $    122       $    (114)    $   41,438
Noninterest income                                                    12,864       681              12         13,557
Provision for loan losses                                              2,175         -               -          2,175
Noninterest expense                                                   29,960       757              12         30,729
                                                         ------------------------------------------------------------
Net income (loss) before income tax                                   22,159        46            (114)        22,091
Income tax expense/(benefit)                                           7,599        21               -          7,620
                                                         ------------------------------------------------------------
Net income (loss)                                                 $   14,560  $     25       $    (114)    $   14,471
                                                         ============================================================
End of Period Assets                                              $3,814,718  $342,606       $(341,233)    $3,816,091

For the Six Months Ended June 30, 2001                             Commercial              Consolidation
(in thousands)                                                      Banking    Other (2)    Adjustments  Consolidated
                                                         ------------------------------------------------------------
Net interest revenue (1)                                          $   82,852  $    169       $    (162)    $   82,859
Noninterest income                                                    30,905     1,758             (21)        32,642
Provision for loan losses                                              3,991         -               -          3,991
Noninterest expense                                                   64,796     1,998             (21)        66,773
                                                         ------------------------------------------------------------
Net income (loss) before income tax                                   44,970       (71)           (162)        44,737
Income tax expense/(benefit)                                          15,883        17               -         15,900
                                                         ------------------------------------------------------------
Net income (loss)                                                 $   29,087  $    (88)      $    (162)    $   28,837
                                                         ============================================================
End of Period Assets                                              $3,896,909  $355,355       $(354,235)    $3,898,029

For the Six Months Ended June 30, 2000                             Commercial              Consolidation
(in thousands)                                                      Banking    Other (2)    Adjustments  Consolidated
                                                         ------------------------------------------------------------
Net interest revenue (1)                                          $   84,148  $    198       $    (172)    $   84,174
Noninterest income                                                    25,614     1,473               3         27,090
Provision for loan losses                                              4,350         -               -          4,350
Noninterest expense                                                   61,820     1,693               3         63,516
                                                         ------------------------------------------------------------
Net income (loss) before income tax                                   43,592       (22)           (172)        43,398
Income tax expense/(benefit)                                          14,324        12               -         14,336
                                                         ------------------------------------------------------------
Net income (loss)                                                 $   29,268  $    (34)      $    (172)    $   29,062
                                                         ============================================================
End of Period Assets                                              $3,814,718  $342,606       $(341,233)    $3,816,091

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

NOTE 7 - SUBSEQUENT EVENT

   On July 18, 2001, the Company declared regular dividends of $0.24 per share or approximately $6.2 million, to be paid on August 17, 2001 to shareholders of record on August 3, 2001. In addition, Chittenden announced a five-for-four stock split. The stock split will be distributed on September 14, 2001, to shareholders of record on August 31, 2001. The accompanying consolidated financial statements do not give effect to the stock split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

   On April 30, 2001, the Company acquired Maine Bank Corp., headquartered in Portland, Maine and its subsidiary, Maine Bank & Trust for $49.25 million in cash. The acquisition has been accounted for as a purchase and, accordingly, the operations of Maine Bank & Trust (MBT) are included in these financial statements from the date of acquisition.

   On May 28, 1999, Chittenden Corporation ("Chittenden" or "the Company") completed the acquisition of Vermont Financial Services Corp. (VFSC) in a stock-for-stock transaction accounted for as a pooling of interests. The Company recognized $792,000 of after-tax special charges in the first quarter of 2000 related to the final branch sale required as a condition of the regulatory approval of the acquisition. Results excluding these special charges are referred to in the following discussion as operating. A reconciliation of the Company's net income to its operating earnings for the periods ended June 30, 2001 and 2000 is presented below (amounts in thousands):

                                                       For the Three Months  For the Six Months
                                                          Ended June 30,       Ended June 30,
                                                     ------------------------------------------
                                                         2001       2000       2001      2000
Net income, as reported                                  $14,326    $14,471   $28,837   $29,062
Add:
     Loss on branch sale                                       -          -         -       833
     Tax effect of adjustment for loss
      on branch sale                                           -          -         -       (41)
                                                     ------------------------------------------
Operating net income                                     $14,326    $14,471   $28,837   $29,854
                                                     ==========================================
Diluted Operating EPS                                    $  0.55    $  0.53   $  1.10   $  1.07

   During the first quarter of 2000, special charges of $833,000 (pre-tax) were recorded which included the loss on branch fixed assets and recovery of goodwill (net of deposit premiums) of $145,000 and losses of $688,000 on securities sold to fund the final branch divestiture.

   Chittenden Corporation posted second quarter 2001 net income of $0.55 per diluted share, compared to the net income of $0.53 per diluted share posted in the second quarter of last year. Net income for the second quarter of 2001 was $14.3 million, compared to net income of $14.5 million recorded in the same quarter a year ago. Return on average equity was 16.63% for the quarter ended June 30, 2001 compared with operating return on average equity of 17.32% for the same period in 2000. Return on average assets was 1.51% for the second quarter of 2001, compared with the return on average assets of 1.52% for the second quarter of last year.

   For the first six months of 2001, diluted earnings per share were $1.10, compare to the $1.07 diluted operating earnings per share recorded for the same time period in 2000. Year to date net income for 2001 was $28.8 million, compared to operating net income of $29.9 million for the same period a year ago. Return on average equity for the first six months of 2001 was 16.89%, down from operating return on average equity of 17.24% a year ago. Return on average assets for the first six months of 2001 was 1.56%, flat to a year ago. The decline in return on average equity for the quarter and the year to date in 2001 has been a result of higher levels of unrealized gains on the investment portfolio. Unrealized gains (after tax) averaged approximately $5.4 million for the second quarter and $4.2 million for the year to date of 2001 versus average unrealized losses of approximately $7.5 million for the quarter and for the first six months of 2000.

   Net interest income on a tax equivalent basis for the three months ended June 30, 2001 was $43.3 million, up from $41.8 million for the same period a year ago. The yield on earning assets was 4.87% in the second quarter of 2001, compared with 4.66% in the same period of 2000 and 4.78% for the first quarter of 2001. The increase in net interest income from the second quarter of 2000 was attributed primarily to lower cost of funds in 2001 due to a reduction in short-term borrowings, as well as the acquisition of Maine Bank & Trust. Excluding the impact of MBT, the net yield on earning assets in the second quarter of 2001 would have been 4.82%.

     The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the three months and six months ended June 30, 2001 and 2000:

                                              For the Three Months         For the Three Months
                                                  Ended June 30,              Ended June 30,
                                                      2001                        2000
                                                    Interest   Average             Interest    Average
                                         Average     Income/    Yield/  Average     Income/     Yield/
Description                              Balance    Expense(1)  Rate(1) Balance    Expense(1)  Rate(1)
----------------------------------------------------------------------------------------------------------
ASSETS
Interest-Earning Assets:
Loans                                 $ 2,934,629    $58,459   7.99%    $2,962,165  $61,872    8.40%

Investments:
Taxable                                   600,233      9,580   6.40%       624,917   10,136    6.52%
Tax-Favored Securities                     24,680        347   5.64%         8,309      128    6.21%
Interest-Bearing Deposits                     225          2   3.55%           239        2    3.86%
Federal Funds Sold                          7,663        101   5.29%         8,891      140    6.33%
                                     -----------------------           --------------------

Total Interest-Earning Assets           3,567,430     68,489   7.70%     3,604,521   72,278    8.06%
                                                   ---------                       --------

Noninterest-Earning Assets                271,484                          276,538
Allowance for Loan Losses                 (42,665)                         (40,906)
                                     ------------                      -----------

Total Assets                          $ 3,796,249                       $3,840,153
                                     ============                      ===========

LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
Savings and Interest-Bearing
  Transactional Accounts              $ 1,967,315    $13,479   2.75%    $1,848,359  $15,400    3.35%
Time Deposits * $100,000                  214,184      2,723   5.10%       230,351    3,191    5.57%
Other Time Deposits                       636,409      8,225   5.18%       620,161    7,585    4.92%
                                      ----------------------           --------------------

Total Interest-Bearing Deposits         2,817,908     24,427   3.48%     2,698,871   26,176    3.90%

Short-Term Borrowings                      53,972        773   5.74%       270,145    4,307    6.41%
                                      ----------------------           --------------------

Total Interest-Bearing
  Liabilities                           2,871,880     25,200   3.52%     2,969,016   30,483    4.13%
                                                   ---------                       --------

NonInterest-Bearing Liabilities:
Demand Deposits                           523,392                          494,008
Other Liabilities                          55,411                           41,036
                                      -----------                      -----------

Total Liabilities                       3,450,683                        3,504,060

Stockholders' Equity                      345,566                          336,093
                                      -----------                      -----------

Total Liabilities and
  Stockholders' Equity                $ 3,796,249                       $3,840,153
                                      ===========                      ===========

Net Interest Income                                  $43,289                        $41,795
                                                   =========                       ========

Interest Rate Spread (2)                                       4.18%                           3.93%

Net Yield on Earning Assets (3)                                4.87%                           4.66%

                                                For the Six Months            For the Six Months
                                                  Ended June 30,                Ended June 30,
                                                       2001                          2000
                                                    Interest   Average             Interest    Average
                                         Average     Income/    Yield/   Average    Income/     Yield/
Description                              Balance    Expense(1)  Rate(1)  Balance   Expense(1)  Rate(1)
----------------------------------------------------------------------------------------------------------
ASSETS
Interest-Earning Assets:
Loans                                 $2,883,286   $117,073     8.19%   $2,939,535  $122,075   8.35%

Investments:
Taxable                                  596,509     19,238     6.50%      648,330    20,865   6.47%
Tax-Favored Securities                    18,644        544     5.88%        8,327       258   6.24%
Interest-Bearing Deposits                    225          4     3.80%          257         5   4.01%
Federal Funds Sold                        12,179        333     5.51%        5,076       156   6.18%
                                      ---------------------             --------------------

Total Interest-Earning Assets          3,510,843    137,192     7.88%    3,601,525   143,359   8.00%
                                                   --------                         --------

Noninterest-Earning Assets               258,063                           290,063
Allowance for Loan Losses                (41,486)                          (41,273)
                                      ----------                        ----------

Total Assets                          $3,727,420                        $3,850,315
                                      ==========                        ==========

LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
Savings and Interest-Bearing
  Transactional Accounts              $1,926,026   $ 29,297     3.07%   $1,824,724  $ 29,493   3.25%
Time Deposits * $100,000                 212,119      5,716     5.43%      218,726     5,849   5.38%
Other Time Deposits                      626,900     16,386     5.27%      630,919    15,313   4.88%
                                      ---------------------             --------------------

Total Interest-Bearing Deposits        2,765,045     51,399     3.75%    2,674,369    50,655   3.81%

Short-Term Borrowings                     60,535      1,766     5.88%      258,145     7,757   6.04%
                                      ---------------------             --------------------

Total Interest-Bearing
  Liabilities                          2,825,580     53,165     3.79%    2,932,514    58,412   4.01%
                                                   --------                         --------

NonInterest-Bearing Liabilities:
Demand Deposits                          502,891                           504,040
Other Liabilities                         54,726                            65,507
                                      ----------                        ----------

Total Liabilities                      3,383,197                         3,502,061

Stockholders' Equity                     344,223                           348,254
                                      ----------                        ----------

Total Liabilities and
  Stockholders' Equity                $3,727,420                        $3,850,315
                                      ==========                        ==========

Net Interest Income                                $ 84,027                         $ 84,947
                                                   ========                         ========


Interest Rate Spread(2)                                         4.09%                          3.99%

Net Yield on Earning Assets (3)                                 4.83%                          4.74%

(1) On a fully taxable equivalent basis, calculated using a Federal income tax rate of 35%. Loan income includes fees.
(2) Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(3) Net yield on earning assets is net interest income divided by total interest-earning assets.

*    Denotes greater than sign.

      Noninterest income amounted to $15.4 million for the second quarter of 2001 and $32.6 million for the first half of 2001, up from $13.6 million and $27.1 million for the respective periods last year. Gains on sales of loans increased $1.4 million for the second quarter to $1.9 million. For the year, gains on sales of loans consisted of $2.3 million from mortgage banking activities and $4.6 million gain on the sale of the Company's retail credit card portfolio. Increases in investment management, insurance, and service charges on deposits income were offset by declines in credit card income (due to the sale of the retail credit card portfolio) and other income.

  Noninterest expenses increased to $33.8 million for the second quarter of 2001 from $30.7 million for same period last year. Salaries and employee benefits increased $2.5 million from the second quarter of 2000. Approximately half of this increase was attributable to the inclusion of Maine Bank & Trust in the 2001 amounts. In addition, accruals for incentive compensation were $1.3 million higher in 2001 than in 2000. Net occupancy expenses for the second quarter of 2001 were $4.3 million compared with $3.7 million a year ago. The majority of this increase was also due to the inclusion of MBT. Amortization of intangibles also increased due to the MBT acquisition as a result of recording goodwill of approximately $20.6 million in the transaction.

  For the first six months, total noninterest expenses were $66.8 million in 2001, compared with $63.5 million the year before. Salaries and employee benefits increased $4.0 million from the 2000 level. Approximately $2.5 million of the variance in salaries and benefits related to the second quarter (see previous paragraph). In addition, a $1.3 million pension curtailment gain taken in the first quarter of 2000 upon the merger of the Vermont National and Chittenden Bank pension plans reduced expenses for the previous year. Net occupancy and amortization expenses increased $493,000 and $193,000, respectively, for the first six months primarily as a result of the inclusion of MBT in the 2001 amounts.

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

  For the six months ended June 30, 2001 and 2000, Federal and state income tax provisions amounted to $15.9 million and $14.3 million, respectively. The effective income tax rates for the respective periods were 35.5% and 32.5%, after adjusting for the tax effect of the branch sale. In addition, the 2000 provision was reduced by approximately $750,000 for the effect of the exercise of non-qualified stock options. Excluding this amount, the 2000 effective tax rate would have been 34.2%. The increase from this amount to the 35.5% for the second quarter of 2001 is primarily attributable to increases in taxable income at the Massachusetts banks, relative to the Vermont bank. During all periods, the Company's statutory Federal corporate tax rate was 35%.

Financial Position

  The Company invests the majority of its assets in loans and securities. Total loans were flat from a year ago, at $2.9 billion as of June 30, 2001. The June 30, 2001 balance included approximately $174 million in total loans at MBT. Residential real estate loans declined $68.8 million due to higher levels of prepayments caused by declining market interest rates. During the quarter, the Company originated primarily fixed rate residential loans, which were sold on the secondary market rather than variable rate residential real estate loans, which it keeps in portfolio. For the quarter, residential real estate loans were up $10 million from March 31, 2001. This was due to the addition of approximately $36 million of variable rate home equity loans in the MBT portfolio.

  Consumer loans declined $107 million from June 30, 2000. Of that amount, approximately $39 million was due to the sale of the retail credit card portfolio, which occurred in the first quarter of 2001. In addition, paydowns on the automotive finance portfolio, driven by lower market interest rates, outpaced originations. The Company's decision effective January 1, 2001, to concentrate its lease origination efforts in Vermont, while scaling back in Massachusetts, also affected automotive finance originations in the first two quarters of 2001.

  Overall commercial balances increased approximately $205 million from a year ago. Approximately $126 million was attributed to the purchase of MBT. Excluding the effect of MBT, the commercial portfolio at June 30, 2001 was $79 million higher than a year ago, with growth primarily in the commercial category while commercial real estate loans were flat.

  Total deposits at June 30, 2001 were $3.5 billion, up $160.3 million from December 31, 2000 and up $287.8 million from June 30, 2000. The increase was primarily in demand and money market/savings accounts. Much of the increase was due to the acquisition of MBT, which contributed $209 million in deposits at June 30, 2001. However, the existing franchise also grew its deposits approximately 2.5% from the level a year ago.

Credit Quality

  Nonperforming assets include nonaccrual loans and foreclosed real estate (Other Real Estate Owned). As of June 30, 2001, nonperforming assets plus loans 90 days past due and still accruing totaled $16.3 million, flat from a quarter ago and a year ago. Net charge-off activity totaled $1.1 million for the second quarter of 2001, compared to $3.8 million for the same period in 2000. Approximately $2.0 million of the charge-offs in the second quarter of 2000 related to a single commercial relationship. The allowance for loan losses was $44.5 million at June 30, 2001, up from $39.6 million a year ago, and $39.5 million at March 31, 2001. The acquisition of MBT accounted for $4.1 million of the increase.

  The provision for possible loan losses was approximately $4.0 million in 2001 as compared to $4.35 million in 2000. The lower provision in 2001 was due to the sale of the retail credit card portfolio. Net retail credit card charge-offs in 2000 were $1.3 million or approximately $325,000 per quarter.

  A summary of credit quality follows:

                                                             6/30/01             3/31/01             12/31/00             6/30/00
                                               ----------------------------------------------------------------------------------
                                                                                 (in thousands)
 Nonaccrual loans                                           $ 12,689            $ 11,560            $  11,376            $ 11,024
 Other real estate owned (OREO)                                  625                 328                  513                 579
                                               ----------------------------------------------------------------------------------
 Total nonperforming assets (NPAs)                          $ 13,314            $ 11,888            $  11,889            $ 11,603
                                               ==================================================================================

 Loans past due 90 days or more
          and still accruing  interest                      $  3,082            $  4,318            $   4,595            $  4,751
 NPAs plus loans past due 90 days or more
          and still accruing interest                         16,396              16,206               16,484              16,354
 Allowance for loan losses                                    44,541              39,546               40,255              39,643
 NPAs as % of loans plus OREO                                   0.45%               0.42%                0.42%               0.40%
 Allowance as % of loans                                        1.52%               1.41%                1.41%               1.35%
 Allowance as % of nonperforming loans                        351.02%             342.09%              353.86%             359.61%
 Allowance as % of NPAs                                       334.54%             332.65%              338.59%             341.66%

Provisions for and activity in the allowance for loan losses are summarized as follows:

                                                                      Three Months                        Six Months
                                                                      Ended June 30,                     Ended June 30,
                                                                  2001              2000            2001               2000
                                                 --------------------------------------------------------------------------
                                                                            (in thousands)
 Beginning Balance                                             $39,546           $41,228         $40,255            $41,079
 Provision for Loan Losses                                       2,041             2,175           3,991              4,350
 Acquisition of Maine Bank & Trust                               4,083                 -           4,083                  -
 Loans Charged Off                                              (2,294)           (4,816)         (5,735)            (7,649)
 Loan Recoveries                                                 1,165             1,056           1,947              1,863
                                                 --------------------------------------------------------------------------
 Ending Balance                                                $44,541           $39,643         $44,541            $39,643
                                                 ==========================================================================

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

Capital

  On January 19, 2000, the Board of Directors authorized the repurchase of up to two million shares of the Corporation's common stock in negotiated transactions or open market purchases. On July 19, 2000, the Board authorized the repurchase of an additional two million shares, bringing the total authorization to four million shares. As of June 30, 2001, approximately 3.0 million shares had been repurchased. Based on the resolution passed by the Corporation's Board of Directors, the Company has until July 2002 to purchase the remaining 1.0 million shares authorized.

  Stockholders' equity totaled $348.9 million at June 30, 2001, compared to $342.1 million at year-end 2000. The current level reflects net income of $28.8 million less dividends paid to shareholders totaling $12.4 million, and share repurchases totaling $15.0 million. Accumulated other comprehensive income increased $4.4 million to $4.5 million at June 30, 2001 from $164,000 at December 31, 2000, as a result of declining market interest rates and a corresponding increase in the unrealized gain on securities available for sale. "Tier One" capital, consisting entirely of common equity, measured 9.88% of risk-weighted assets at June 30, 2001. Total capital, including the "Tier Two" allowance for loan losses, was 11.13% of risk-weighted assets. The leverage capital ratio was 8.13%. These ratios placed Chittenden in the "well-capitalized" category according to regulatory standards.

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

  The measure of an institution's liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. At June 30, 2001, the Company maintained cash balances and short-term investments of approximately $228.1 million, compared with $178.6 million at December 31, 2000.

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

Impact of Future Changes to Generally Accepted Accounting Principles

   In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Statement No. 141 requires that the purchase accounting method be used for all business combinations initiated after June 30, 2001.

   Statement No. 142 establishes new accounting and reporting standards for goodwill and intangible assets. Under the new statement, goodwill is no longer subject to amortization over its useful life. It will be subject to periodic (at least annual) assessments for impairment by applying a fair-value-based test. In the event that the recorded amount of goodwill exceeds its fair value, an impairment loss would be recorded. The Company will adopt SFAS 142 effective January 1, 2002. The Company anticipates that the elimination of goodwill amortization in 2002 will increase net income by approximately $2.6 million, or approximately 10 cents per share for the year.

                          PART II - OTHER INFORMATION


  Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Annual Meeting, April 18, 2001

  Proposal 1:
  ----------
  Election of four directors, each to serve for a term of three years:

         DIRECTOR                                  FOR                       AUTHORITY WITHHELD
----------------------------------------------------------------------------------------------------
   Frederic H. Bertrand                         23,448,353                         129,901
   David M. Boardman                            23,454,400                         123,854
   Pall D. Spera                                23,455,143                         123,111
   Martel D. Wilson, Jr.                        23,455,356                         122,898

  Election of two directors, each to serve for a term of one year:

   John K. Dwight                               23,456,668                         121,586
   Ernest A. Pomerleau                          23,455,779                         122,476

  Proposal 2
  ----------
  Ratification of the Amendment to the 1997 Restatement and Amendment of the 1993 Stock Incentive Plan :

  For:            23,443,987
  Against:           877,547
  Abstain:           256,721




  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

        None.

(b)  REPORTS ON FORM 8-K

        The Company's first quarter 2001 press release announcing earnings and quarterly dividends was filed on Form 8-K on April 18, 2001.

        The Company's quarterly financial statements were filed on Form 8-K on April 18, 2001.

        The Company's press release announcing the completion of the acquisition of Maine Bank & Trust was filed on form 8-K on April 30, 2001.

        The Company's press release announcing the appointment of Owen W. Wells to the Board of Chittenden Corporation and Chittenden Bank was filed on form 8-K on May 2, 2001.

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




August 13, 2001                           /S/ PAUL A. PERRAULT
---------------                           -------------------
Date                                      Paul A. Perrault,
                                          Chairman, President and
                                          Chief Executive Officer



August 13, 2001                           /S/ KIRK W. WALTERS
---------------                           ------------------
Date                                      Kirk W. Walters
                                          Executive Vice President,
                                          Treasurer, and Chief Financial Officer