Form 10-Q
period 2001-09-30
CHITTENDEN CORP /VT/
filed 2001-11-13
CIK 200138

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               X  Quarterly Report Pursuant to Section 13 or 15(d)
              --- of the Securities Exchange Act of 1934
                    For Nine Months Ended September 30, 2001
                                       or
              __  Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
            For the transition period from ____________to____________



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

                                    YES X       NO
                                        -

At November 9, 2001, there were 32,036,906 shares of the Corporation's $1.00 par value common stock issued and outstanding.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

Chittenden Corporation
Consolidated Balance Sheets
(Unaudited)

                                                                                   September 30,       December 31,
                                                                                       2001                2000
                                                                                  ---------------- -----------------
                                                                                               (in thousands)
Assets
Cash and cash equivalents                                                                $278,006           $178,621
Securities available for sale                                                             647,490            585,281
FHLB stock                                                                                 13,613             12,311
Loans held for sale                                                                        33,220             44,950
Loans:
      Commercial                                                                          632,553            515,926
      Municipal                                                                           108,491             83,566
      Real Estate:
           Residential                                                                    962,420          1,024,174
           Commercial                                                                     799,999            723,339
           Construction                                                                    66,053             57,701
                                                                                  ---------------- -----------------
           Total Real Estate                                                            1,828,472          1,805,214
      Consumer                                                                            384,865            451,392
                                                                                  ---------------- -----------------
      Total Loans                                                                       2,954,381          2,856,098
Less: Allowance for loan losses                                                          (45,261)           (40,255)
                                                                                  ---------------- -----------------
      Net loans                                                                         2,909,120          2,815,843

Accrued interest receivable                                                                22,574             25,642
Other real estate owned                                                                       298                513
Other assets                                                                               40,640             39,020
Premises and equipment, net                                                                56,127             51,959
Intangible assets                                                                          34,203             15,721
                                                                                  ---------------- -----------------
      Total assets                                                                     $4,035,291         $3,769,861
                                                                                  ================ =================

Liabilities:
Deposits:
      Demand                                                                             $575,821           $530,975
      Savings                                                                           2,144,599          1,934,227
      Certificates of deposit less than $100,000 and other time deposits                  634,815            615,336
      Certificates of deposit $100,000 and over                                           206,401            211,869
                                                                                  ---------------- -----------------
      Total deposits                                                                    3,561,636          3,292,407

Short-term borrowings                                                                      45,415             93,757
Accrued expenses and other liabilities                                                     62,792             41,631
                                                                                  ---------------- -----------------
      Total liabilities                                                                 3,669,843          3,427,795
Stockholders' Equity:
Preferred stock - $100 par value
      authorized - 1,000,000 shares; issued and outstanding - none
Common stock - $1 par value; authorized - 60,000,000 shares;
      issued - 35,742,135 in 2001 and 35,736,785 in 2000                                    35,742            35,737
Surplus                                                                                    146,052           146,326
Retained earnings                                                                          247,397           222,140
Treasury stock, at cost - 3,716,915 shares in 2001 and 3,115,430 shares in 2000           (80,643)          (65,637)
Accumulated other comprehensive income                                                      13,349               164
Directors deferred compensation to be settled in stock                                       3,627             3,414
Unearned portion of employee restricted stock                                                 (76)              (78)
                                                                                  ---------------- -----------------

      Total stockholders' equity                                                           365,448           342,066
                                                                                  ---------------- -----------------

      Total liabilities and stockholders' equity                                        $4,035,291        $3,769,861
                                                                                  ================ =================

The accompanying notes are an integral part of these consolidated financial statements.

Chittenden Corporation
Consolidated Statements of Income
(Unaudited)

                                                                    For the Three Months            For the Nine Months
                                                                    Ended September 30,             Ended September 30,
                                                                     2001            2000            2001           2000
                                                                --------------- --------------- --------------- ------------
                                                                            (in thousands, except per share amounts)
  Interest income:
  Interest on loans                                                     $56,507         $62,962        $172,570     $184,346
  Investment securities:
    Taxable                                                               9,788           9,870          29,026       30,689
    Tax-favored                                                             282              39             669          260
    Short-term investments                                                  243             331             579          493
                                                                --------------- --------------- --------------- ------------
           Total interest income                                         66,820          73,202         202,844      215,788
                                                                --------------- --------------- --------------- ------------
  Interest expense:
  Deposits:

    Savings                                                              12,268          16,564          41,565       46,056
    Time                                                                 10,280          11,228          32,383       32,391
                                                                --------------- --------------- --------------- ------------
           Total interest on deposits                                    22,548          27,792          73,948       78,447
    Short-term borrowings                                                   694           3,797           2,459       11,554
                                                                --------------- --------------- --------------- ------------
           Total interest expense                                        23,242          31,589          76,407       90,001
                                                                --------------- --------------- --------------- ------------
  Net interest income                                                    43,578          41,613         126,437      125,787
  Provision for loan losses                                               2,025           2,175           6,016        6,525
                                                                --------------- --------------- --------------- ------------
  Net interest income after provision for loan losses                    41,553          39,438         120,421      119,262
                                                                --------------- --------------- --------------- ------------
  Noninterest income:

    Investment management income                                          4,334           3,482          11,559       10,100
    Service charges on deposit accounts                                   3,570           3,335          10,624       10,390
    Mortgage servicing income                                               893           1,029           2,815        3,086
    Gains on sales of loans, net                                          1,916             903           8,800        2,023
    Credit card income, net                                                 927           1,440           3,041        3,985
    Insurance commissions, net                                              966             774           2,694        2,243
    Other                                                                 3,328           2,617           8,558        8,363
                                                                --------------- --------------- --------------- ------------
           Total noninterest income                                      15,934          13,580          48,091       40,190
                                                                --------------- --------------- --------------- ------------
  Noninterest expense:

    Salaries                                                             16,132          13,636          45,500       41,547
    Employee benefits                                                     3,315           2,623          10,183        6,965
    Net occupancy expense                                                 4,308           3,862          13,303       12,364
    Amortization of intangibles                                             855             521           2,108        1,581
    Other real estate owned, income and expense, net                         21              54              68         (19)
    Special charges                                                           -               -               -          833
    Other                                                                10,115           9,782          29,872       30,243
                                                                --------------- --------------- --------------- ------------
           Total noninterest expense                                     34,746          30,478         101,034       93,514
                                                                --------------- --------------- --------------- ------------
  Income before income tax expense                                       22,741          22,540          67,478       65,938
  Income tax expense                                                      7,930           7,792          23,829       22,128
                                                                --------------- --------------- --------------- ------------
           Net income                                                   $14,811         $14,748         $43,649      $43,810
                                                                =============== =============== =============== ============

  Basic earnings per share                                                $0.46           $0.44           $1.36        $1.29
  Diluted earnings per share                                               0.46            0.44            1.34         1.27
  Dividends per share                                                      0.19            0.19            0.57         0.56

The accompanying notes are an integral part of these consolidated financial statements.

Chittenden Corporation
Consolidated Statements of CashFlows
(Unaudited)

                                                                                    For the Nine Months
                                                                                    Ended September 30,
                                                                                    2001            2000
                                                                              ----------------- --------------
                                                                                        (in thousands)
  Cash flows from operating activities:
      Net income                                                                      $43,649       $43,810
      Adjustments to reconcile net income to net cash provided by operating activities:
           Provision for loan losses                                                    6,016         6,525
           Depreciation and amortization                                                4,542         3,986
           Amortization of intangible assets                                            2,108         1,581
           Amortization of premiums, fees, and discounts, net                           1,523         8,586
           Gain on branch sales                                                              -         (812)
           Investment securities  (gains) losses                                          150           688
           Deferred income taxes                                                       (6,128)       11,838
           Loans originated for sale                                                 (309,951)     (132,416)
           Proceeds from sales of loans                                               330,481       130,472
           Gains on sales of loans                                                     (8,800)       (2,023)
      Changes in assets and liabilities, net of effect from purchase of acquired companies:
           Accrued interest receivable                                                  3,936           324
           Other assets                                                                 2,264         4,603
           Accrued expenses and other liabilities                                      20,730       (26,256)
                                                                            ----------------- --------------
              Net cash provided by operating activities                                 90,520        50,906
                                                                            ----------------- --------------

  Cash flows from investing activities:
      Cash acquired, net of cash paid in acquisition of Maine Bank & Trust              8,001             -
      Net cash used in branch divestitures                                                  -      (22,195)
      Purchases of Federal Home Loan Bank stock                                         (616)             -
      Proceeds from sales of securities available for sale                            208,675       264,541
      Proceeds from maturing securities and principal payments
               on securities available for sale                                       259,201        68,985
      Purchases of securities available for sale                                    (505,262)     (251,135)
      Loans originated, net of principal repayments                                    67,088      (45,347)
      Purchases of premises and equipment                                             (2,912)       (9,889)
                                                                            ----------------- --------------
              Net cash provided by investing activities                                 34,175         4,960
                                                                            ----------------- --------------

  Cash flows from financing activities:

      Net increase in deposits                                                         56,804        37,543
      Net (decrease) in short-term borrowings                                        (48,342)      (34,685)
      Proceeds from issuance of treasury and common stock                               1,277         2,505
      Dividends on common stock                                                      (18,576)      (19,166)
      Repurchase of common stock                                                     (16,473)      (57,117)
                                                                            ----------------- --------------
              Net cash provided by (used in) financing activities                    (25,310)      (70,920)
                                                                            ----------------- --------------
      Net increase (decrease) in cash and cash equivalents                             99,385      (15,054)
      Cash and cash equivalents at beginning of period                                178,621       150,415
                                                                            ----------------- --------------
              Cash and cash equivalents at end of period                             $278,006      $135,361
                                                                            ================= ==============

  Supplemental disclosure of cash flow information:
      Cash paid during the period for:
           Interest                                                                   $77,546       $89,279
           Income taxes                                                                20,073        24,586
      Non-cash investing and financing activities:
           Loans transferred to other real estate owned                                 1,116         1,606
           Issuance of treasury and restricted stock                                      612            70
      Assets acquired and liabilities assumed through acquisitions:
           Fair value of assets acquired                                                 $239            $-
           Liabilities assumed                                                            212             -
           Cash paid                                                                       47             -
                                                                            ----------------- --------------
           Goodwill                                                                       $20            $-
                                                                            ================= ==============


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

      The purchase price has been allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired has been recorded as goodwill. The fair value of these assets and liabilities is summarized as follows (in thousands):

                Cash and cash equivalents ......................................              $54,519
                FHLB Stock .....................................................                  686
                Securities available for sale ..................................                5,968
                Net loans ......................................................              168,860
                Premises and equipment .........................................                5,798
                Goodwill .......................................................               20,590
                Prepaid expenses and other assets ..............................                3,422
                Deposits .......................................................             (212,425)
                Accrued expenses and other liabilities .........................                   34
                                                                                   -------------------
                Total acquisition cost                                                        $47,452
                                                                                   ===================

      Included in the total acquisition cost is approximately $636,000 of capitalized costs incurred in connection with the acquisition. Following is supplemental information reflecting selected pro forma results as if this acquisition had been consummated as of January 1, 2000 (in thousands, except
EPS):

                                                            For the three months           For the nine months
                                                             ended September 30,           ended September 30,
                                                             2001           2000           2001           2000
                                                      -------------- -------------- -------------- --------------
                Total revenue                              $59,512        $58,866       $180,595       $176,374
                Income before income taxes                  22,741         23,674         68,449         68,986
                Net income                                  14,811         15,361         44,115         45,417
                Diluted earnings per share (EPS)              0.46           0.46           1.35           1.32

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

      Upon consummation of the VFSC acquisition in the second quarter of 1999, the Company recorded special charges, which included an accrual for merger related expenses, which would occur in future periods. Included in accrued expenses and other liabilities at September 30, 2001, are merger-related expenses totaling $469,000, which will be paid in future periods.

      The change in accrued merger related expenses at September 30, 2001 is summarized below (amounts in thousands):

                                                                    Less:        Accrual Balance as
                                          Accrual Balance as        Cash          of September 30,
                                         of December 31, 2000   Transactions            2001
                                         ===================== ================ =====================
Compensation and Benefits                              $1,218             $749                  $469
                                         --------------------- ---------------- ---------------------
Total                                                  $1,218             $749                  $469
                                         ===================== ================ =====================


NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Statement No. 141 requires that the purchase accounting method be used for all business combinations initiated after June 30, 2001.

      SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of adopting SFAS 141 and SFAS 142. In relation to SFAS 142, the Company expects that its annualized goodwill amortization of $2.7 million will be eliminated beginning in 2002.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which supersedes SFAS No. 121 and portions of APB Opinion No. 30. This statement addresses the recognition of an impairment loss for long-lived assets to be held and used, or disposed of by sale or otherwise. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Management does not expect the adoption of SFAS No. 144 to have a significant impact on the financial position or results of operations of the Company.

NOTE 5 - COMPREHENSIVE INCOME

      The Company's comprehensive income for the three-month and nine-month periods ended September 30, 2001 and 2000 is presented below (amounts in thousands):

                                                                                For the Three Months    For the Nine Months
                                                                                Ended September 30,     Ended September 30,
                                                                                   2001        2000        2001        2000
                                                                               ------------ ---------- ------------ ----------

  Net Income                                                                       $14,811    $14,748      $43,649    $43,810
  Unrealized gains/losses on investment securities:
   Unrealized holding gains (losses) on securities available for sale, net
    of tax                                                                           8,967      3,656       13,088      2,621
   Reclassification adjustments for (gains) losses arising during  period, net
    of tax                                                                           (167)          -           97        475
                                                                               ------------ ---------- ------------ ----------

   Total Comprehensive income                                                      $23,611    $18,404      $56,834    $46,906
                                                                               ============ ========== ============ ==========

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

For the Three Months Ended September 30, 2001      Commercial                    Consolidation    Consolidated
(in thousands)                                      Banking       Other (2)       Adjustments
                                                  ------------- --------------- --------------- ----------------

Net interest revenue (1)                               $43,578             $61           $(61)          $43,578
Noninterest income                                      14,961           1,011            (38)           15,934
Provision for loan losses                                2,025               -               -            2,025
Noninterest expense                                     33,741           1,043            (38)           34,746
                                                  ------------- --------------- --------------- ----------------
Net income (loss) before income tax                     22,773              29            (61)           22,741
Income tax expense/(benefit)                             7,887              43               -            7,930
                                                  ------------- --------------- --------------- ----------------
Net income (loss)                                      $14,886           $(14)           $(61)          $14,811
                                                  ============= =============== =============== ================
End of Period Assets                                $4,028,335        $371,419      $(364,463)       $4,035,291

For the Three Months Ended September 30, 2000      Commercial                   Consolidation
(in thousands)                                      Banking       Other (2)      Adjustments     Consolidated
                                                  ------------- --------------- --------------- ----------------

                                                       $41,606            $127          $(120)          $41,613
Net interest revenue (1)
Noninterest income                                      12,704             864              12           13,580
Provision for loan losses                                2,175               -               -            2,175
Noninterest expense                                     29,652             814              12           30,478
                                                  ------------- --------------- --------------- ----------------
Net income (loss) before income tax                     22,483             177           (120)           22,540
Income tax expense/(benefit)                             7,719              73               -            7,792
                                                  ------------- --------------- --------------- ----------------
Net income (loss)                                      $14,764            $104          $(120)          $14,748
                                                  ============= =============== =============== ================
End of Period Assets                                $3,742,197        $344,196      $(336,288)       $3,750,105

For the Nine Months Ended September 30, 2001       Commercial                   Consolidation
(in thousands)                                      Banking       Other (2)      Adjustments     Consolidated
                                                  ------------- --------------- --------------- ----------------

Net interest revenue (1)                              $126,430            $229          $(222)         $126,437
Noninterest income                                      45,380           2,770            (59)           48,091
Provision for loan losses                                6,016               -               -            6,016
Noninterest expense                                     98,051           3,041            (59)          101,034
                                                  ------------- --------------- --------------- ----------------
Net income (loss) before income tax                     67,743            (42)           (222)           67,478
Income tax expense/(benefit)                            23,770              59               -           23,829
                                                  ------------- --------------- --------------- ----------------
Net income (loss)                                      $43,973          $(102)          $(222)          $43,649
                                                  ============= =============== =============== ================
End of Period Assets                                $4,028,335        $371,419      $(364,463)       $4,035,291

For the Nine Months Ended September 30, 2000       Commercial                   Consolidation
(in thousands)                                      Banking       Other (2)      Adjustments     Consolidated
                                                  ------------- --------------- --------------- ----------------

                                                      $125,755            $325          $(293)         $125,787
Net interest revenue (1)
Noninterest income                                      37,918           2,349            (77)           40,190
Provision for loan losses                                6,525               -               -            6,525
Noninterest expense                                     90,927           2,664            (77)           93,514
                                                  ------------- --------------- --------------- ----------------
Net income (loss) before income tax                     66,221              10           (293)           65,938
Income tax expense/(benefit)                            22,087              41               -           22,128
                                                  ------------- --------------- --------------- ----------------
Net income (loss)                                      $44,134           $(31)          $(293)          $43,810
                                                  ============= =============== =============== ================
End of Period Assets                                $3,742,197        $344,196      $(336,288)       $3,750,105

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

NOTE 7  - SUBSEQUENT EVENT

      On October 5, 2001, the Company announced that it had signed a definitive agreement with Ocean National Corporation, whereby Chittenden will acquire Ocean National Corporation, and its subsidiary, Ocean National Bank for $53.25 million in cash. Consummation of the agreement is subject to the approval of Ocean National Corporation shareholders as well as various regulatory agencies. The acquisition is expected to close in the first quarter of 2002 and will be accounted for as a purchase.

 NOTE 8 - STOCKHOLDERS' EQUITY

      On July 18, 2001, the Company declared a five-for-four stock split which was distributed on September 14, 2001 to stockholders of record August 31, 2001. This stock split has been reflected in the accompanying balance sheets as of September 30, 2001 and December 31, 2000; all share and per share amounts presented herein have been restated to reflect the split. On October 17, 2001, the Company declared regular dividends of $0.19 per share or approximately $6.1 million, to be paid on November 16, 2001 to shareholders of record on November 2, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    Chittenden Corporation posted third quarter 2001 net income of $0.46 per diluted share, compared to the net income of $0.44 per diluted share posted in the third quarter of last year. Net income for the third quarter of 2001 was $14.8 million, compared to net income of $14.7 million recorded in the same quarter a year ago. Return on average equity was 16.52% for the quarter ended September 30, 2001 compared with operating return on average equity of 17.64% for the same period in 2000. Return on average assets was 1.49% for the third quarter of 2001, compared with the return on average assets of 1.54% for the third quarter of last year.

    The Company recognized $792,000 of after-tax special charges in the first quarter of 2000 related to the final branch sale required as a condition of the regulatory approval of the VFSC acquisition. Results excluding these special charges are referred to in the following discussion as operating. A reconciliation of the Company's net income to its operating earnings for the nine months ended September 30, 2001 and 2000 is presented below (amounts in thousands):

                                                                      For the Nine Months
                                                                      Ended September 30,
                                                             ----------------------------------------
                                                                    2001                2000


 Net income, as reported                                            $43,649             $43,810
 Add:
      Loss on branch sale                                                 -                 833
      Tax effect of  adjustment  for loss on branch sale                  -                (41)
                                                             -------------------- -------------------
 Operating net income                                               $43,649             $44,602
                                                             ==================== ===================
 Diluted Operating EPS                                                $1.34               $1.30

    For the first nine months of 2001, diluted earnings per share were $1.34, compare to the $1.30 diluted operating earnings per share recorded for the same time period in 2000. Year to date net income for 2001 was $43.6 million, compared to operating net income of $44.6 million for the same period a year ago. Return on average equity for the first nine months of 2001 was 16.77%, down from operating return on average equity of 17.38% a year ago. Return on average assets for the first nine months of 2001 was 1.54%, relatively flat to a year ago. The decline in return on average equity for the quarter and the year to date in 2001 has been a result of higher levels of unrealized gains on the investment portfolio. Unrealized gains (after tax) averaged approximately $7.9 million for the third quarter and $5.4 million for the year to date of 2001 versus average unrealized losses of approximately $6.6 million for the quarter and $8.1 million for the first nine months of 2000. Excluding the unrealized gains (losses) on the investment portfolio; the return on average equity would have been 16.89% for the third quarter

    2001 compared with 17.30% for 2000. For the year to date, the average return on equity would have been 17.03% for 2001 compared to 16.98% a year ago.

    Net interest income on a tax equivalent basis for the three months ended September 30, 2001 was $44.2 million, up from $42 million for the same period a year ago. The yield on earning assets was 4.76% in the third quarter of 2001, compared with 4.67% in the same period of 2000 and 4.87% for the second quarter of 2001. The increase in net interest income from the third quarter of 2000 was attributed primarily to the acquisition of Maine Bank & Trust. The decline from the second quarter of 2001 to the third quarter of 2001 was due primarily to higher levels of deposits and lower yields on short-term investments.

The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the three months and nine months ended September 30, 2001 and 2000:

     For the Three Months          For the Three Months
     Ended September 30,           Ended September 30,
             2001                          2000
             Interest  Average            Interest  Average
  Average    Income/   Yield/   Average    Income/  Yield/
  Balance   Expense(1) Rate(1)  Balance   Expense(1)Rate(1) Description
----------------------------------------------------------------------------------
                                                            ASSETS
                                                            Interest-Earning
                                                            Assets:

 $2,996,712    $57,010   7.56% $2,945,013   $63,316   8.55% Loans

                                                            Investments:

    648,057      9,788   6.04%    605,161     9,824   6.46% Taxable
     27,124        394   5.77%      8,072       123   6.09% Tax-Favored Securities
                                                            Interest-Bearing
        225          2   3.50%        225         2   4.07% Deposits
     27,995        241   3.41%     19,965       329   6.56% Federal Funds Sold
-----------------------        ---------------------

                                                            Total Interest-Earning
  3,700,113     67,435   7.25%  3,578,436    73,594   8.18% Assets
            -----------                   ----------

                                                            Noninterest-Earning
    282,563                       266,561                   Assets
                                                            Allowance for Loan
   (44,994)                      (40,112)                   Losses
------------                   -----------

 $3,937,682                    $3,804,885                   Total Assets
============                   ===========



                                                            LIABILITIES AND
                                                            STOCKHOLDERS' EQUITY
                                                            Interest-Bearing Liabilities:
                                                            Savings and Interest-Bearing
 $2,057,662    $12,268   2.37% $1,874,757   $16,564   3.51% Transactional Accounts
    213,526      2,451   4.55%    225,084     3,314   5.86% Time Deposits >$100,000
    635,374      7,829   4.89%    614,409     7,915   5.12% Other Time Deposits
-----------------------        ---------------------

                                                            Total Interest-Bearing
  2,906,562     22,548   3.08%  2,714,250    27,793   4.07% Deposits

     45,530        694   6.05%    223,784     3,796   6.75% Short-Term Borrowings
-----------------------        ---------------------

                                                            Total Interest-Bearing
  2,952,092     23,242   3.12%  2,938,034    31,589   4.28% Liabilities
            -----------                   ----------

                                                            NonInterest-Bearing
                                                            Liabilities:
    575,560                       498,516                   Demand Deposits
     54,266                        35,734                   Other Liabilities
------------                   -----------

  3,581,918                     3,472,284                   Total Liabilities

    355,764                       332,601                   Stockholders' Equity
------------                   -----------

                                                            Total Liabilities and
 $3,937,682                    $3,804,885                   Stockholders' Equity
============                   ===========

               $44,193                      $42,005         Net Interest Income
            ===========                   ==========



                         4.13%                        3.90% Interest Rate Spread (2)

                         4.76%                        4.67% Net Yield on Earning Assets (3)

                             For the Nine Months          For the Nine Months
                             Ended September 30,          Ended September 30,
                                     2001                        2000
                                     Interest  Average          Interest  Average
                          Average    Income/   Yield/  Average   Income/  Yield/
 Description              Balance   Expense(1) Rate(1) Balance  Expense(1)Rate(1)
----------------------------------------------------------------------------------
 ASSETS
 Interest-Earning
 Assets:

 Loans                   $2,922,336   $174,085  7.96% $2,941,374 $185,361   8.42%

 Investments:

 Taxable                    613,817     29,026  6.31%   633,835    30,689   6.47%
 Tax-Favored Securities      21,502        938  5.83%     8,241       382   6.19%
 Interest-Bearing
 Deposits                       225          6  3.70%       246         7   4.03%
 Federal Funds Sold          17,272        574  4.44%    10,122       485   6.40%
                         ----------------------       --------------------

 Total Interest-Earning
 Assets                   3,575,152    204,629  7.65% 3,593,818   216,924   8.06%
                                    -----------                 ----------

 Noninterest-Earning
 Assets                     266,164                     282,496
 Allowance for Loan
 Losses                    (42,658)                    (40,883)
                         -----------                  ----------

 Total Assets            $3,798,658                   $3,835,431
                         ===========                  ==========




 LIABILITIES AND
 STOCKHOLDERS' EQUITY
 Interest-Bearing
 Liabilities: Savings
 and Interest-Bearing
 Transactional Accounts  $1,962,319    $41,565  2.83% $1,836,307  $46,056   3.35%
 Time Deposits >$100,000    213,180      8,167  5.12%   224,035     9,163   4.96%
 Other Time Deposits        629,162     24,216  5.15%   625,376    23,228   5.46%
                         ----------------------       --------------------

 Total Interest-Bearing
 Deposits                 2,804,661     73,948  3.53% 2,685,718    78,447   3.90%

 Short-Term Borrowings       55,295      2,459  5.95%   246,655    11,554   6.26%
                         ----------------------       --------------------

 Total Interest-Bearing
 Liabilities              2,859,956     76,407  3.57% 2,932,373    90,001   4.10%
                                    -----------                 ----------

 NonInterest-Bearing
 Liabilities:
 Demand Deposits            535,254                     504,421
 Other Liabilities           55,434                      55,894
                         -----------                  ----------

 Total Liabilities        3,450,644                   3,492,688

 Stockholders' Equity       348,014                     342,743
                         -----------                  ----------

 Total Liabilities and
 Stockholders' Equity    $3,798,658                   $3,835,431
                         ===========                  ==========

 Net Interest Income                  $128,222                   $126,923
                                    ===========                 ==========



Interest Rate Spread (2)                        4.08%                       3.96%

Net Yield on Earning Assets (3)                 4.79%                       4.72%

(1) On a fully taxable equivalent basis, calculated using a Federal income tax rate of 35%. Loan income includes fees.
(2) Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(3) Net yield on earning assets is net interest income divided by total interest-earning assets.

    Noninterest income amounted to $15.9 million for the third quarter of 2001 and $48.1 million for the first nine months of 2001, up from $13.6 million and $40.2 million for the respective periods last year. Gains on sales of loans increased $1.0 million from a year ago to $1.9 million for the third quarter of 2001 due to higher volumes of fixed rate mortgages sold resulting from lower market interest rates. Investment management and trust income increased $900,000 to $4.3 million for the third quarter of 2001, of which $750,000 was due to the inclusion of MBT. Increases in insurance, service charges on deposits, and other income were offset by declines in credit card and mortgage servicing income.

    Noninterest income was $48.1 million for the first nine months of 2001 compared to $40.2 million the year before. For the year, gains on sales of loans consisted of $4.2 million from mortgage banking activities, an increase of $2.5 million over 2000, and a $4.6 million gain on the sale of the Company's retail credit card portfolio recorded in the first quarter. Also affecting the increase from 2000 was investment management and trust income, which increased $1.5 million, of which $1.2 million was due to the inclusion of MBT.

    Noninterest expenses increased to $34.7 million for the third quarter of 2001 from $30.5 million for same period last year. Salaries and employee benefits increased $3.2 million from the third quarter of 2000. Approximately half of this increase was attributable to the inclusion of Maine Bank & Trust in the 2001 amounts. In addition, accruals for incentive compensation were $456,000 higher in 2001 than in 2000. Net occupancy expenses for the third quarter of 2001 were $4.3 million compared with $3.9 million a year ago. The majority of this increase was also due to the inclusion of MBT. Amortization of intangibles also increased due to the MBT acquisition as a result of recording goodwill of approximately $20.4 million in the transaction.

    For the first nine months, total noninterest expenses were $101 million in 2001, compared with $93.5 million the year before. Salaries and employee benefits increased $7.2 million from the 2000 level. The inclusion of MBT amounted to $3.1 million of the increase. Also, incentive accruals for the year were $1.9 million higher in 2001 than 2000. In addition, a $1.3 million pension curtailment gain taken in the first quarter of 2000 upon the merger of the Vermont National and Chittenden Bank pension plans reduced expenses for the previous year. Net occupancy and amortization expenses increased $939,000 and $527,000, respectively, for the first nine months primarily as a result of the inclusion of MBT in the 2001 amounts.

Income Taxes

   The IRS taxes the Company and its subsidiaries on income at the Federal level and by various states in which they do business. The majority of the Company's income is generated in the State of Vermont, which levies franchise taxes on banks based upon average deposit levels in lieu of taxing income. Franchise taxes are included in income tax expense in the consolidated statements of income.

   For the nine months ended September 30, 2001 and 2000, Federal and state income tax provisions amounted to $23.8 million and $22.1 million, respectively. The effective income tax rates for the respective periods were 35.3% and 33.2%, after adjusting for the tax effect of the branch sale. The increase from this amount to the 35.3% for the third quarter of 2001 is primarily attributable to increases in taxable income at the Massachusetts banks, relative to the Vermont bank. During all periods, the Company's statutory Federal corporate tax rate was 35%.

Financial Position

    The Company invests the majority of its assets in loans and securities. Total loans were flat from a year ago, at $2.9 billion as of September 30, 2001. The September 30, 2001 balance included approximately $175 million in total loans at MBT. Residential real estate loans declined $85 million from a year ago and $35 million from June 30, 2001 due to higher levels of prepayments caused by declining market interest rates.

    Consumer loans declined $130 million from September 30, 2000. Of that amount, approximately $39 million was due to the sale of the retail credit card portfolio, which occurred in the first quarter of 2001. In addition, paydowns on the automotive finance portfolio, driven by lower market interest rates, outpaced originations.

    Overall commercial balances increased approximately $215 million from a year ago. Approximately $126 million was attributed to the purchase of MBT. Excluding the effect of MBT, the commercial portfolio at September 30, 2001 was $89 million higher than a year ago, with growth primarily in the commercial category while commercial real estate loans were relatively flat.

    Total deposits at September 30, 2001 were $3.6 billion, up $269.2 million from December 31, 2000 and up $347.1 million from September 30, 2000. The increase was primarily in demand and money market/savings accounts. Also affecting the increase was the inclusion of $216 million in deposits at September 30, 2001 from MBT. However, the existing franchise grew its deposits approximately 4% from the level a year ago.

Credit Quality

     Nonperforming assets include nonaccrual loans and foreclosed real estate (Other Real Estate Owned). As of September 30, 2001, nonperforming assets plus loans 90 days past due and still accruing totaled $18.4 million, up $2.0 million from a quarter ago and up $4.0 million from a year ago. The increase from the June 30, 2001 amount was attributed to two commercial lending relationships in Massachusetts. Net charge-off activity totaled $1.3 million for the third quarter of 2001, compared to $1.9 million for the same period in 2000, or 0.04% and 0.06%, of average loans for the respective periods. Year-to-date 2001 net charge-off activity totaled $5.1 million or 0.17% of average loans, compared with $7.7 million or 0.26% of average loans for 2000. The allowance for loan losses was $45.3 million at September 30, 2001, up from $39.9 million a year ago, and $44.5 million at June 30, 2001. The acquisition of MBT accounted for $4.3 million of the increase from the third quarter of 2000.

    The provision for possible loan losses was approximately $6 million in 2001 as compared to $6.5 million in 2000. For the quarter, the provision was $2.0 million in 2001 compared to $2.2 million in 2000. The lower provision in 2001 was due to the sale of the retail credit card portfolio. Net retail credit card charge-offs in 2000 were $1.3 million or approximately $325,000 per quarter.

    A summary of credit quality follows:

                                                        9/30/01         6/30/01         12/31/00          9/30/00
                                                    ---------------- --------------- ---------------- ----------------
                                                                             (in thousands)
  Nonaccrual loans                                        $14,660         $12,689          $11,376           $9,782
  Other real estate owned (OREO)                              298             625              513              430
                                                    ---------------- --------------- ---------------- ----------------
  Total nonperforming assets (NPAs)                       $14,958         $13,314          $11,889          $10,212
                                                    ================ =============== ================ ================

  Loans past due 90 days or more
        and still accruing  interest                       $3,400          $3,082           $4,595           $4,133
  NPAs plus loans past due 90 days or
        more and still accruing interest                   18,358          16,396           16,484           14,345
  Allowance for loan losses                                45,261          44,541           40,255           39,945
  NPAs as % of loans plus OREO                                0.50%          0.45%             0.42%            0.35%
  Allowance as % of loans                                     1.53%          1.52%             1.41%            1.36%
  Allowance as % of nonperforming loans                     308.74%        351.02%           353.86%          408.35%
  Allowance as % of NPAs                                    302.59%        334.54%           338.59%          391.16%

Provisions for and activity in the allowance for loan losses are summarized as follows:

                                                                 Three Months                      Nine Months
                                                              Ended September 30,              Ended September 30,
                                                              2001               2000           2001        2000
                                                      ------------------- ---------------- ------------- ---------------
                                                                              (in thousands)
  Beginning Balance                                               $44,541          $39,643       $40,255         $41,079
  Provision for Loan Losses                                         2,025            2,175         6,016           6,525
  Acquisition of Maine Bank & Trust                                     -                -         4,083               -
  Loans Charged Off                                                (2,014)          (2,855)       (7,750)        (10,504)
  Loan Recoveries                                                     709              982         2,657           2,845
                                                      ------------------- ---------------- ------------- ---------------

  Ending Balance                                                  $45,261          $39,945       $45,261         $39,945
                                                      =================== ================ ============= ===============

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

Capital

   The Company periodically repurchases its own stock under a share repurchase program originally authorized by the Board of Directors on January 19, 2000. On October 17, 2001, the Board announced the expansion of the share repurchase program to six million shares. As of September 30, 2001, approximately 3.8 million shares had been repurchased. Based on the resolution passed by the Corporation's Board of Directors, the Company has until December 31, 2003 to purchase the remaining 2.2 million shares authorized.

   Stockholders' equity totaled $365.4 million at September 30, 2001, compared to $342.1 million at year-end 2000. The current level reflects net income of $43.6 million less dividends paid to shareholders totaling $18.6 million, and share repurchases totaling $16.5 million. Accumulated other comprehensive income increased $13.2 million to $13.3 million at September 30, 2001 from $164,000 at December 31, 2000, as a result of declining market interest rates and a corresponding increase in the unrealized gain on securities available for sale. "Tier One" capital, consisting entirely of common equity, measured 9.94% of risk-weighted assets at September 30, 2001. Total capital, including the "Tier Two" allowance for loan losses, was 11.19% of risk-weighted assets. The leverage capital ratio was 8.05%. These ratios placed Chittenden in the "well-capitalized" category according to regulatory standards.

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

   The measure of an institution's liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. At September 30, 2001, the Company maintained cash balances and short-term investments of approximately $278 million, compared with $178.6 million at December 31, 2000.

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

   Statement No. 142 establishes new accounting and reporting standards for goodwill and intangible assets. Under the new statement, goodwill is no longer subject to amortization over its useful life. It will be subject to periodic (at least annual) assessments for impairment by applying a fair-value-based test. In the event that the recorded amount of goodwill exceeds its fair value, an impairment loss would be recorded. The Company will adopt SFAS 142 effective January 1, 2002. The Company anticipates that the elimination of goodwill amortization in 2002 will increase net income by approximately $2.7 million or approximately 8 cents per share for the year.

                           PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)        EXHIBITS

               None.

(b)        REPORTS ON FORM 8-K

               The Company's second quarter 2001 press release announcing earnings, quarterly dividends, and a stock split was filed on Form 8-K on July 19, 2001.

               The Company's quarterly financial statements were filed on Form 8-K on July 19, 2001.

                             CHITTENDEN CORPORATION
                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CHITTENDEN CORPORATION
                                        Registrant

November 13, 2001                       /S/ PAUL A. PERRAULT
-----------------                       ---------------------------------------
Date                                    Paul A. Perrault,
                                        Chairman, President and
                                        Chief Executive Officer

November 13, 2001                       /S/ KIRK W. WALTERS
-----------------                       --------------------------------------
Date                                    Kirk W. Walters
                                        Executive Vice President,
                                        Treasurer, and Chief Financial Officer