Form 10-K405
period 2001-12-31
CHITTENDEN CORP /VT/
filed 2002-03-11
CIK 200138

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               -----------------
                                   FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 (Fee Required) For the Fiscal Year Ended December 31, 2001
                     or
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 (No Fee Required) for the transition period from to
                         Commission File Number 0-7974
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

   Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant, computed by reference to the last reported sale price on the NYSE on February 28, 2002 was $882,574,788

   At February 28, 2002 there were 32,152,087 shares of the Registrant's common stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

    1. Notice of 2002 Annual Meeting and Proxy Statement: Part III, Items 10, 11, 12, 13.

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

================================================================================

                                    PART I

ITEM 1  BUSINESS

   Chittenden Corporation (the "Company" or "CC"), a Vermont corporation organized in 1971, is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. At December 31, 2001, the Company had total consolidated assets of approximately $4.2 billion. The Company is the holding company parent and owns 100% of the outstanding common stock of Chittenden Trust Company ("CTC"), Flagship Bank and Trust Company ("FBT"), The Bank of Western Massachusetts ("BWM"), Maine Bank & Trust ("MBT") (collectively "The Banks") and Chittenden Connecticut Corporation ("CCC"), a non-bank mortgage company.

   On April 30, 2001, the Company completed its acquisition of Maine Bank Corp., headquartered in Portland, Maine and its subsidiary, Maine Bank & Trust for $49.25 million in cash. The acquisition has been accounted for as a purchase and accordingly, the operations of Maine Bank & Trust are included in these financial statements from the date of acquisition.

   On May 28, 1999, Chittenden Corporation completed its acquisition of Vermont Financial Services Corp. ("VFSC") in a stock-for-stock merger. The acquisition has been accounted for as a pooling of interests and accordingly, all financial data has been restated to reflect the combined financial condition and results of operations as if the acquisition had been in effect for all periods presented. Under the agreement, VFSC shareholders received 1.07 shares of Chittenden Corporation common stock for each share of VFSC stock. Total shares outstanding of Chittenden Corporation common stock increased by approximately
17.5 million shares as a result of the acquisition. Based on the closing price of Chittenden stock as of May 28, 1999, the market value of the shares exchanged totaled $387.2 million. Acquired in the VFSC acquisition was its subsidiary banks: Vermont National Bank (VNB) and United Bank. United Bank merged into The Bank of Western Massachusetts in the third quarter of 1999. Vermont National Bank merged into Chittenden Trust Company in the first quarter of 2000. Eastern Bancorp was acquired by VFSC on June 26, 1997 in a transaction accounted for as a purchase.

   The Company engages in one line of business, that of providing financial services through its banking subsidiaries. Through its subsidiaries, the Company offers a variety of lending services, with loans and leases totaling approximately $2.8 billion at December 31, 2001. The largest loan categories are commercial loans and residential real estate loans. Commercial loans include those secured by commercial real estate and others made to a variety of businesses, including retail concerns, small manufacturing businesses, larger corporations and political subdivisions in the U.S. Commercial loans amounted to 55% of the total loans outstanding at December 31, 2001.

   Loans secured by residential properties, including closed-ended home equity loans comprised 24% of total loans outstanding at December 31, 2001. The Company underwrites substantially all of its residential mortgages based upon secondary market standards and sells substantially all of its fixed-rate residential mortgage loans on a servicing-retained basis. Variable or adjustable rate mortgage loans are typically held in portfolio. Revolving home equity loans amounted to 6% of loans at December 31, 2001. These loans are generally underwritten based upon the same standards as first mortgages. The remaining real estate loans, which are 3% of total loans outstanding at December 31, 2001, are construction loans secured by residential and commercial land under development. Consumer loans outstanding at December 31, 2001 were 12% of total loans. Indirect installment loans and auto leases comprise 11%, while the remaining loans consist of direct installment and revolving credit.

   The Company's lending activities are conducted primarily in Vermont, Massachusetts, New Hampshire and Maine, with additional activity related to nearby market areas in Quebec, New York and Connecticut. In addition to the portfolio diversification described above, the loans are diversified by borrowers and industry groups. In making commercial loans, the Banks occasionally solicit the participation of other banks. The Company also occasionally participates in loans originated by other banks. Certain of the Company's commercial loans are made under programs administered by the Vermont Industrial Development Authority, the U.S. Small Business

Administration, the U.S. Farmers Home Administration or other local government agencies within the Company's markets. Loan terms include repayment guarantees by the agency involved in varying amounts up to 90% of the original loan.

   The Banks offer a wide range of banking services, including the acceptance of demand, savings, and time deposits. As of December 31, 2001, total interest-bearing deposits and noninterest-bearing demand deposits amounted to approximately $3.0 billion and $621 million, respectively. The Banks also provide personal trust services, including services as executor, trustee, administrator, custodian and guardian. Corporate trust services arealso provided, including services as trustee for pension and profit sharing plans. Asset management services are provided for both personal and corporate trust clients. Trust assets under administration totaled $5.7 billion at December 31, 2001, which included $1.9 billion under full discretionary management.

   The Company also offers specialized business services including payroll services, merchant-processing services, mortgage servicing, business credit card services and automated clearing house for several outside clients. Financial and investment counseling is provided to municipalities and school districts within the Company's service area, as well as central depository, lending, and other banking services. The Banks offer a variety of other services including safe deposit facilities, certain non-deposit investment products through the brokerage services of Chittenden Securities, Inc., and various insurance related products through The Pomerleau Agency. Chittenden Securities and The Pomerleau Agency are subsidiaries of Chittenden Bank.

   The Company's principal executive offices are located at Two Burlington Square, Burlington, Vermont 05401; telephone number: 802-658-4000.

Chittenden Trust Company

   CTC was chartered by the Vermont Legislature as a commercial bank in 1904. It is the largest bank in Vermont, based on total assets of approximately $2.9 billion and total deposits of approximately $2.6 billion, at December 31, 2001. CTC's principal offices are in Burlington, Vermont and it has fifty-two additional locations in Vermont, along with twelve offices located in New Hampshire. There are fourteen freestanding automated teller machines ("ATM's") at other locations. (See Item 2, "Properties"). The trade name "Chittenden Bank" is used at all locations within Vermont and at one location in New Hampshire. The remaining eleven locations in New Hampshire use the trade name "First Savings of New Hampshire." The Company operates its mortgage banking and servicing operations under the "Mortgage Service Center" trade name.

   In October 1998, CTC established a registered broker/dealer, Chittenden Securities, Inc., as a subsidiary. Chittenden Securities, Inc. is a full service broker-dealer registered with the Securities and Exchange Commission
(SEC) and is a member of both the National Association of Securities Dealers, Inc. (NASD) and the Securities Investor Protection Corporation (SIPC).

   On May 31, 1997, CTC acquired The Pomerleau Agency, which offers various insurance related products including personal, commercial and life/health policies, as well as specialized coverages and a consulting and risk management service.

The Bank of Western Massachusetts

   BWM was chartered by the Commonwealth of Massachusetts as a commercial bank in 1986. At December 31, 2001, BWM had total assets of $488 million and total deposits of $438 million. BWM's principal offices are in Springfield, Massachusetts and it has eleven additional locations in western Massachusetts.

Flagship Bank and Trust Company

   FBT was chartered by the Commonwealth of Massachusetts as a commercial bank in 1986. At December 31, 2001, FBT had total assets of $460 million and total deposits of $418 million. FBT's principal offices are in Worcester, Massachusetts and it has six additional locations in the greater Worcester, Massachusetts area.

Maine Bank & Trust

   MBT was chartered by the State of Maine Bureau of Banking as a commercial bank in 1991. At December 31, 2001, MBT had total assets of $267 million and total deposits of $224 million. MBT's principal offices are in Portland, Maine and it has fourteen additional locations in southern Maine.

Chittenden Connecticut Corporation

   CCC was chartered, by the State of Vermont, as a mortgage company in 1996 and its principal offices are in Burlington, Vermont. CCC has additional offices in Brattleboro, Vermont and Lexington, Massachusetts (See Item 2, "Properties"). CCC's primary business is the origination of conforming residential real estate mortgage loans for resale to the secondary market. CCC originates these loans for resale through correspondent relationships with credit unions and through other mortgage brokers in the state of Connecticut who receive loan applications. These applications are underwritten by CTC in Vermont based upon secondary market standards and then sold. In addition, CCC uses brokers that are directly employed by and working through various financial institutions in Connecticut. Similar operations in Vermont, Massachusetts, New Hampshire and Maine are conducted under the trade name "Mortgage Service Center" as part of Chittenden Trust Company.

Economy

   The New England economy entered a recession in 2001 and remains slow at year-end. Retail sales sagged from a year ago, particularly during the holiday season. The residential real estate market was very active in 2001, particularly the refinancing market as a result of mortgage rates at recent lows in the summer and early fall. New England unemployment levels have increased slightly from the levels seen the last few years, due to cutbacks in tourism and retail, but overall unemployment levels are still low in most areas. The ability and willingness of the Company's borrowers to honor their repayment commitments are impacted by many factors, including the prevailing market interest rates and the level of overall economic activity within the borrowers' geographic area.

Competition

   There is vigorous competition in the Company's marketplace for all aspects of banking and related financial service activities presently engaged in by the Company and its subsidiaries. In the retail financial services market, competitors include other banks, credit unions, finance companies, thrift institutions and brokerage firms, insurance companies, and mortgage loan companies. Money market deposit accounts and short-term flexible-maturity certificates of deposit offered by the Banks compete with investment account offerings of brokerage firms and with products offered by insurance companies. The Company also competes for personal and commercial trust business with investment advisory firms, mutual funds, and insurance companies.

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

   CTC competes with Vermont and New Hampshire banks and metropolitan banks based in southern New England and New York to provide commercial banking services to businesses. BWM and FBT compete with similar regional and local financial institutions in the western Massachusetts and Worcester, Massachusetts markets. MBT competes with similar regional and local financial institutions in the southern Maine market.

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

   Financial Services Modernization Legislation. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act repeals provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve member banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Gramm-Leach-Bliley Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company system, such as the Company, to engage in a full range of financial activities through a new entity known as a "Financial Holding Company". "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

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

   In order to become a financial holding company and engage in the new activities, a bank holding company, such as the Company, must meet certain tests. Specifically, all of a bank holding company's banks must be well-capitalized and well-managed, as measured by regulatory guidelines, and all of the bank holding company's banks must have been rated "satisfactory" or better in the most recent Community Reinvestment Act evaluation of each bank. See "Supervision and Regulation, --Regulation of the Banks, --CRA Regulations." A bank holding company that elects to be treated as a financial holding company may face significant consequences if its banks fail to maintain the required capital and management ratings, including entering into an agreement with the Federal Reserve Board which imposes limitations on its operations and may even require divestitures. Such possible ramifications may limit the ability of a bank subsidiary to significantly expand or acquire less than well-capitalized and well-managed institutions. At this time, the Company has not elected to become a financial holding company.

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

   Liability of Commonly Controlled Depository Institutions. Under the Federal Deposit Insurance Act, as amended ("FDI Act"), an FDIC-insured depository institution, such as CTC, BWM, FBT or MBT can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the "default" of a commonly controlled FDIC-insured depository institution, or (ii) any assistance provided by the FDIC to any commonly controlled depository institution in "danger of default." For these purposes, the term "default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur without Federal regulatory assistance.

  Regulation of The Banks

   General. As FDIC-insured state-chartered banks, The Banks are subject to supervision of and regulation by the Commissioner of Banking, Insurance, Securities and Health Care Administration of the State of Vermont, in the case of CTC, and to the extent CTC operates as First Savings of New Hampshire, the Vermont Commissioner and the Commissioner of Banking of the State of New Hampshire; the Superintendent of the Bureau of Banking in the case of MBT; and the Commissioner of Banks of the Commonwealth of Massachusetts in the case of BWM and FBT (individually, a Commissioner and collectively, the "Commissioners") and, for all the Banks, by the FDIC. This supervision and regulation is for the protection of depositors, the BIF (as hereinafter defined), and consumers, and is not for the protection of the Company's stockholders. The prior approval of the FDIC and the relevant Commissioner is required for the Banks to establish or relocate an additional branch office, assume deposits, or engage in any merger, consolidation or purchase or sale of all or substantially all of the assets of any bank or savings association.

   Examinations and Supervision. The FDIC and the Commissioners regularly examine the condition and the operations of the banks, including (but not limited to) their capital adequacy, reserves, loans, investments, earnings, liquidity, compliance with laws and regulations, record of performance under the Community Reinvestment Act of 1997 and management practices. In addition, the banks are required to furnish quarterly and annual reports of income and condition to the FDIC and periodic reports to the Commissioners. The enforcement authority of the FDIC includes the power to impose civil money penalties, terminate insurance coverage, remove officers and directors and issue cease-and-desist orders to prevent unsafe or unsound practices or violations of laws or regulations. In addition, the FDIC has authority to impose additional restrictions and requirements with respect to banks that do not satisfy applicable regulatory capital requirements. See "--Capital Requirements and FDICIA--Prompt Corrective Action" below.

   Dividends. The principal source of the Company's revenue is dividends from the Banks. Payments of dividends by the Banks are subject to certain Vermont, Maine and Massachusetts banking law restrictions. Payment of dividends by CTC is subject to Vermont banking law restrictions which require that, CTC may not, without the Commissioner's approval, authorize dividends that reduce capital below certain standards established by the Commissioner. Payment of dividends by BWM and FBT is subject to Massachusetts banking law restrictions which require that each bank's capital not be impaired. Payment of dividends by MBT are subject to Maine banking law restrictions which require that, MBT may not, without the Superintendent's approval, authorize dividends that reduce capital below certain standards established by the Superintendent. Massachusetts banking laws require each of BWM and FBT to maintain a capital structure with a surplus account amounting to at least 50% of its capital stock and to transfer to its surplus account each year from net profits one-quarter of one percent of its deposit liabilities.

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

   Affiliate Transactions. As noted above, banks are subject to restrictions imposed by federal law on extensions of credit to, purchases of assets from, and certain other transactions with affiliates and on investments in stock or other securities issued by affiliates. Such restrictions prevent the banks from making loans to affiliates unless the loans are secured by collateral in specified amounts and have terms at least as favorable to the bank as the terms of comparable transactions between the bank and non-affiliates. Further, federal and applicable state laws significantly restrict extensions of credit by the banks to directors, executive officers and principal stockholders and related interests of such persons.

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

   CRA Regulations. The Community Reinvestment Act of 1997 ("CRA") requires lenders to identify the communities served by the institution's offices and to identify the types of credit the institution is prepared to extend within such communities. The FDIC conducts examinations of insured institutions' CRA compliance and rates such institutions as "Outstanding", "Satisfactory", "Needs to Improve" and "Substantial Noncompliance". As of their last CRA examinations, CTC, MBT, BWM and FBT all received a rating of "Outstanding". Failure of an institution to receive at least a "Satisfactory" rating could inhibit such institution or its holding company from undertaking certain activities, including engaging in activities newly permitted as a financial holding company under the Gramm-Leach-Bliley Act and acquisitions of other financial institutions, which require regulatory approval based, in part, on CRA compliance considerations. The Federal Reserve Board must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low and moderate-income neighborhoods.

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

   The risk-based capital regulations require all banks to maintain a minimum ratio of Total Capital to Risk-Adjusted Assets of 8.0%, of which at least one-half (4.0%) must be Core (Tier 1) Capital. For the purpose of calculating these ratios: (i) a banking organization's Supplementary Capital eligible for inclusion in Total Capital is limited to no more than 100% of Core Capital; and
(ii) the aggregate amount of certain types of Supplementary Capital eligible for inclusion in Total Capital is further limited. For example, the regulations limit the portion of the allowance for loan losses eligible for inclusion in Total Capital to 1.25% of Risk-Adjusted Assets. The Federal Reserve Board has established substantially identical risk-based capital requirements, which are applied to bank holding companies on a consolidated basis. The risk-based capital regulations provide explicitly for consideration of interest rate risk in the FDIC's overall evaluation of a bank's capital adequacy to ensure that banks effectively measure and monitor their interest rate risk, and that they maintain capital adequate for that risk. A bank deemed by the FDIC to have excessive interest rate risk exposure may be required by the FDIC to maintain additional capital (that is, capital in excess of the minimum ratios discussed above). The Banks believe, based on their level of interest rate risk exposure, that this provision will not have a material adverse effect on them.

   At December 31, 2001, the Company's consolidated Total and Tier 1 Risk-Based Capital Ratios were 11.57% and 10.32%, respectively, and its Leverage Capital Ratio was 7.99%. Based on the above figures and accompanying discussion, CC exceeds all regulatory capital requirements and is considered well capitalized.

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

   Assessment rates in 2001 ranged from 0% of domestic deposits for an institution in the lowest risk category (i.e., well-capitalized and healthy from a supervisory standpoint) to 0.27% of domestic deposits for institutions in the highest risk category (i.e., undercapitalized and unhealthy from a supervisory standpoint). The Deposit Insurance Funds Act of 1996 eliminates the minimum assessment and authorizes the Financing Corporation (FICO) to levy assessments on BIF-assessable deposits. The actual assessment rates for FICO are adjusted on a quarterly basis to reflect changes in the assessment bases of the insurance funds. Based on the 1996 Act, the Banks paid assessments totaling $684,000 or 1.84 cents per $100 of deposits in 2001.

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

   Activities and Investments of Insured State Banks. FDICIA provides that FDIC-insured state banks such as CTC, MBT, BWM and FBT may not engage as a principal, directly or through a subsidiary, in any activity that is not permissible for a national bank unless the FDIC determines that the activity does not pose a significant risk to the BIF, and the bank is in compliance with its applicable capital standards. In addition, an insured state bank may not acquire or retain, directly or through a subsidiary, any equity investment of a type, or in an amount, that is not permissible for a national bank, unless such investments meet certain grandfather requirements.

   The Gramm-Leach-Bliley Act includes a new section of the FDI Act governing subsidiaries of state banks that engage in "activities as principal that would only be permissible" for a national bank to conduct in a financial subsidiary. This provision will permit state banks, to the extent permitted under state law, to engage in certain new activities, which are permissible for subsidiaries of a financial holding company. See "Supervision and Regulation, Regulation of the Company." Further, it expressly preserves the ability of a state bank to retain all existing subsidiaries. Because Vermont statute does not explicitly permit banks chartered by the state to engage in all activities permissible for national banks, CTC will be permitted to form subsidiaries to engage in the activities authorized by the Gramm-Leach-Bliley Act, only to the extent permitted by Vermont Law. Maine and Massachusetts permit banks chartered by those states to engage in activities which are permissible for a national bank and that are approved by the Massachusetts Commissioner of Banks or the Maine Superintendent of Banking. Thus, MBT, BWM and FBT would only be permitted to engage in the activities authorized by the Gramm-Leach-Bliley Act that are also approved by the state's banking regulatory agency or otherwise by state law. In order to form a financial subsidiary, a state bank must be well-capitalized, and the state bank would be subject to certain capital deduction, risk management and affiliate transaction rules, which are applicable to national banks.

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

EMPLOYEES

   At December 31, 2001, the Company and its subsidiaries employed 1,842 persons, with a full-time equivalency of 1,705 employees. The Company enjoys good relations with its employees. A variety of employee benefits, including health, group life and disability income replacement insurance, a funded, non-contributory pension plan, and an incentive savings and profit sharing plan, are available to qualifying officers and employees.

ITEM 2  PROPERTIES

   The Company's principal banking subsidiary, CTC, operates banking facilities in fifty-three locations in Vermont, along with twelve locations in New Hampshire. The offices of the Company are located in an owned facility at Two Burlington Square in Burlington, Vermont. BWM's principal offices are in Springfield, Massachusetts and it has eleven additional locations in the western Massachusetts area. FBT's principal offices are in Worcester, Massachusetts and it has six additional locations in the greater Worcester, Massachusetts area. MBT's principal offices are in Portland, Maine and it has fourteen additional locations in southern Maine. CCC operates three mortgage company facilities in Vermont and Massachusetts. The offices of all subsidiaries are in good physical condition with modern equipment and facilities considered adequate to meet the banking needs of customers in the communities served.

ITEM 3  LEGAL PROCEEDINGS

   A number of legal claims against the Company arising in the normal course of business were outstanding at December 31, 2001. Management, after reviewing these claims with legal counsel, is of the opinion that these matters, when resolved, will not have a material effect on the consolidated financial statements.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

                                    PART II

ITEM 5  MARKETFOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
 MATTERS

   The $1 par value common stock of Chittenden Corporation has been publicly traded since November 14, 1974. As of February 28, 2002, there were 4,796 holders of record of the Company's common stock.

   The Company's stock trades on the NYSE under the symbol "CHZ". The following table sets forth the range of the high and low sales prices for the Company's common stock, and the dividends declared, for each quarterly period within the past two years:

                                                 Dividends
                     Quarter ended  High   Low     Paid
                     ------------- ------ ------ ---------
                     2001
                     March 31..... $25.52 $23.00   $0.19
                     June 30......  27.27  23.64    0.19
                     September 30.  28.47  21.75    0.19
                     December 31..  28.99  23.63    0.19

                     2000
                     March 31..... $24.75 $19.80   $0.18
                     June 30......  24.40  18.05    0.19
                     September 30.  21.90  19.00    0.19
                     December 31..  25.25  18.20    0.19

   For a discussion of dividend restrictions on the Company's common stock, see "Dividends" under the caption Regulation on page 6 of this report.

ITEM 6  SELECTED FINANCIAL DATA

                                                                                     Years Ended December 31,
                                                                 ---------------------------------------------------------------
                                                                    2001         2000         1999         1998         1997
                                                                 -----------  -----------  -----------  -----------  -----------
                                                                        (In thousands, except share and per share amounts)
Statements of operating income:
   Interest income.............................................. $   266,497  $   288,102  $   288,737  $   299,476  $   276,021
   Interest expense.............................................      96,192      121,030      113,252      126,199      115,462
                                                                 -----------  -----------  -----------  -----------  -----------
   Net interest income..........................................     170,305      167,072      175,485      173,277      160,559
   Provision for loan losses....................................       8,041        8,700        8,700        8,235        7,300
                                                                 -----------  -----------  -----------  -----------  -----------
   Net interest income after provision for loan losses..........     162,264      158,372      166,785      165,042      153,259
   Noninterest income...........................................      63,733       53,109       63,403       66,780       55,577
   Noninterest expense..........................................     135,760      123,928      145,137      152,204      136,199
   Special charges..............................................          --          833       58,472           --           --
                                                                 -----------  -----------  -----------  -----------  -----------
   Income before income taxes...................................      90,237       86,720       26,579       79,618       72,637
   Income tax expense...........................................      31,736       28,033       29,075       29,840       26,105
                                                                 -----------  -----------  -----------  -----------  -----------
   Net income (loss)............................................ $    58,501  $    58,687  $    (2,496) $    49,778  $    46,532
                                                                 ===========  ===========  ===========  ===========  ===========
Total assets at year-end........................................ $ 4,153,714  $ 3,769,861  $ 3,828,296  $ 4,256,052  $ 4,074,602
Common shares outstanding at year-end...........................  32,070,446   32,621,355   35,472,790   34,921,338   35,739,971
Balance sheets--average daily balances:
   Total assets................................................. $ 3,871,017  $ 3,813,366  $ 4,104,497  $ 4,090,244  $ 3,656,334
   Loans, net of allowance......................................   2,871,899    2,902,303    2,834,961    2,694,097    2,463,250
   Investment securities and interest-bearing cash equivalents..     729,027      643,837      931,076    1,009,881      852,355
   Deposits.....................................................   3,407,439    3,207,857    3,528,426    3,494,945    3,098,744
   Stockholders' equity.........................................     353,529      341,081      373,742      379,615      337,871
Per common share:
   Basic earnings (loss)........................................ $      1.82  $      1.74  $     (0.07) $      1.41  $      1.38
   Diluted earnings (loss)......................................        1.80         1.72        (0.07)        1.38         1.36
   Operating basic earnings (4).................................        1.82         1.76         1.56         1.41         1.38
   Operating diluted earnings (4)...............................        1.80         1.74         1.54         1.38         1.36
   Cash dividends declared (3)..................................        0.76         0.75         0.65         0.55         0.76
   Book value...................................................       11.56        10.49        10.22        11.22        10.57
Weighted average common shares outstanding......................  32,163,734   33,760,531   35,215,531   35,403,639   33,571,888
Weighted average common and common equivalent shares
 outstanding (6)................................................  32,547,029   34,100,113   35,794,799   36,038,104   34,158,776
Selected financial percentages:
   Return on average stockholders' equity (1)(4)................       16.55%       17.44%       14.69%       13.05%       13.77%
   Return on average total assets (1)(4)........................        1.51         1.56         1.34         1.22         1.27
   Net yield on earning assets..................................        4.74         4.73         4.67         4.71         4.88
   Interest rate spread.........................................        4.08         3.95         3.98         4.01         4.20
   Net charge-offs as a percent of average loans................        0.24         0.32         0.31         0.46         0.43
   Nonperforming assets ratio (2)...............................        0.46         0.42         0.33         0.72         1.02
   Allowance for loan losses as a percent of year-end loans.....        1.59         1.41         1.42         1.51         1.69
   Year-end leverage capital ratio..............................        7.99         8.65         8.17         7.58         7.35
   Risk-based capital ratios:
      Tier 1....................................................       10.32        10.82        11.96        10.76        10.82
      Total.....................................................       11.57        12.08        13.23        12.02        12.14
   Average stockholders' equity to average assets...............        9.13         8.94         9.11         9.28         9.24
   Common stock dividend payout ratio (1)(3)(4).................       42.15        34.28        33.24        31.44        44.02

--------
(1)Ratios calculated based on operating net income for the year.
(2)The sum of nonperforming assets (nonaccrual loans, restructured loans, and other real estate owned) divided by the sum of total loans and other real estate owned
(3)Common stock cash dividends declared divided by operating net income; dividends declared during 1997 included a special cash dividend of $0.48 per share.
(4)Operating earnings per share are computed by adding back the impact of one-time special charges (net of the effect of income taxes) of $792,000 and $57.4 million in 2000 and 1999, respectively to net income (loss). One-time special charges are related to the acquisition of VFSC in 1999.
(5)All information for the years 1997-1998 has been restated to include VFSC, which was acquired May 28, 1999, in a transaction accounted for as a pooling of interests.
(6)Used only for operating purposes in 1999.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  For the Years Ended December 31, 2001, 2000, and 1999

   The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and accompanying notes and selected statistical information incorporated by reference.

Critical Accounting Policies

   The Company's significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K. The Company considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations:

Allowances for Loan Losses. The allowance for loan losses is established through a charge to the provision for loan losses. Provisions are made to reserve for estimated losses in outstanding loan balances. The allowance for loan losses is a significant estimate and is regularly reviewed by the Company for adequacy by assessing such factors as changes in the mix and volume of the loan portfolio; trends in portfolio credit quality, including delinquency and charge-off rates; and current economic conditions that may affect a borrower's ability to repay. The Company's methodology with respect to the assessment of the adequacy of the allowance for loan losses is more fully discussed on pages 20-23 of Management's Discussion and Analysis.

Income Taxes. The Company must estimate income tax expense in each of the jurisdictions in which it operates for each period for which a statement of operations is presented. This involves estimating the Company's actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of December 31, 2001, there were no valuation allowances set aside against any deferred tax assets.

Interest Income Recognition. Interest on loans is included in income as earned based upon interest rates applied to unpaid principal. Interest is not accrued on loans 90 days or more past due unless they are adequately secured and in the process of collection, or on other loans when management believes collection is doubtful. All loans considered impaired are nonaccruing. Interest on nonaccruing loans is recognized as payments are received when the ultimate collectibility of interest is no longer considered doubtful. When a loan is placed on nonaccrual status, all interest previously accrued is reversed against current-period interest income.

Mortgage Servicing Rights. Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. The Company utilizes a single stratum for measuring the fair value of its mortgage servicing rights because of the homogeneity of its serviced loan portfolio. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions.

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

   A reconciliation of the Company's net income (loss) to its operating net income for the years ended December 31, 2001, 2000, and 1999 is presented below:

                                                   2001    2000      1999
                                                  ------- -------  --------
    Net income (loss), as reported............... $58,501 $58,687  $ (2,496)
    Less:
       Gain (loss) on branch sales...............      --    (833)   12,523
       Impaired goodwill written off upon merger.      --      --   (21,129)
       Merger costs..............................      --      --   (49,866)
       Tax effect of gain (loss) on branch sales.      --      41   (13,398)
       Tax effect of merger costs................      --      --    14,465
                                                  ------- -------  --------
    Operating Net Income......................... $58,501 $59,479  $ 54,909
                                                  ======= =======  ========
    Diluted Operating EPS........................ $  1.80 $  1.74  $   1.54

Performance Summary

   Operating net income for 2001 was $58.5 million, a decrease of $978,000, or 1.7% from the $59.5 million recorded in 2000. Operating net income of $59.5 million in 2000 increased $4.6 million, or 8.4% from the $54.9 million recorded for 1999. Diluted earnings per share for 2001 were $1.80 compared to $1.74 for 2000 and $1.54 for 1999.

   Return on average assets and return on average equity are two industry measures on which the financial performance of a banking institution is generally measured. During 2001, the Company's operating ROA was 1.51% compared to 1.56% in 2000 and 1.34% in 1999. The decline in ROA was primarily due to the acquisition of MBT and to excess liquidity on hand in the last four months of 2001 due to unusually high deposit levels. During 2001, the Company's operating ROE was 16.55% compared to 17.44% and 14.69% in 2000 and 1999, respectively. The decrease in operating return on equity from 2000 to 2001 was primarily attributable to significantly higher levels of unrealized gains in the investment portfolio due to lower overall market interest rates. Excluding the unrealized gains (losses) in the investment portfolio, the return on average equity would have been 16.92% for 2001 and 17.09% a year ago. The increase in operating return on equity between 1999 and 2000 was attributable to higher levels of operating net income and lower levels of average stockholders' equity resulting from special charges taken in 1999 and the Company's share repurchase plan which commenced on January 19, 2000.

   Overall, operating net income was flat in 2001 compared to 2000. Net interest income increased $3.2 million, primarily as a result of the acquisition of MBT. The provision for loan losses was $659,000 lower in 2001 due to lower levels of charge-offs. Noninterest income increased $10.6 million in 2001 primarily due to increases of $8.4 million in gains on sales of mortgage loans and $2.2 million in investment management income. The increase in gains on sales of loans was primarily due to higher volumes of loans sold in mortgage banking activities as well as to the gain of $4.3 million on the sale of the Company's credit card portfolio. Noninterest expenses were $135.8 million in 2001 compared with $124.8 million in 2000. Salaries and employee benefits increased $10.3 million from the 2000 level. The inclusion of MBT amounted to $4.9 million of the increase. Also, incentive accruals were $2.2 million higher in 2001 than 2000. In addition, a $1.3 million pension curtailment gain taken in the first quarter of 2000 upon the merger of the Vermont National and Chittenden Bank pension plans reduced expenses for the previous year. Net occupancy and amortization expenses increased $1.5 million and $862,000, respectively as a result of the inclusion of MBT in the 2001 amounts.

   The $4.6 million increase in operating net income from 1999 to 2000 was primarily attributable to reductions in noninterest expenses, which net of special charges, totaled $125.6 million for 2000, down from $145.1 million for 1999. The reduction in noninterest expenses was due to lower levels of amortization of intangibles resulting from the recovery of goodwill related to the merger, reduced compensation expense caused by lower staffing levels and reduced depreciation expense related to duplicative fixed assets written off as a result of the merger. These reduced expenses outpaced declines in net interest income and noninterest income, which were primarily attributable to the sale of eighteen branches in late 1999 and early 2000, which were required as a condition of regulatory approval of the VFSC acquisition.

   Total assets increased from $3.770 billion at December 31, 2000 to $4.154 billion at December 31, 2001 primarily as a result of the acquisition of MBT. Total assets decreased from $3.828 billion in 1999 to $3.770 billion in 2000, as a result of the final branch sale, which was required as a condition of regulatory approval of the VFSC acquisition. Divested in the final branch sale were $3.9 million in loans, $27.1 million in deposits, and $755,000 in fixed assets.

  Financial Condition

Loans

   Chittenden's loan portfolio at December 31, 2001 totaled $2.838 billion compared to $2.856 billion at year-end 2000. The classification of the Company's loan portfolio is based on underlying collateral. Acquired in the MBT transaction were loans totaling $172.9 million, of which $45.6 million were commercial loans; $80.5 million were commercial real estate loans; $9.0 million were residential real estate loans, including construction loans; $34.2 million were home equity loans; and $3.6 million were consumer loans.

   Residential real estate loans decreased $211.4 million to $672.6 million in 2001. The reduction in the balance of residential real estate was caused by an extremely high volume of payoffs as customers refinanced in the lower interest rate environment, as well as the securitization of $66 million in residential real estate loans. The securitized loans were retained in the Company's investment portfolio as mortgage-backed securities. The overall proportion of the loan portfolio comprised of residential real estate loans declined because new loans are being added at a slower rate than the existing portfolio is paying down. Total paydowns of the residential real estate portfolio were $175.4 million compared with $97.9 million in 2000, which was a more typical year. Over time, this will increase the percentage of the portfolio comprised of higher yielding commercial loans. Construction loans amounted to $79.8 million at December 31, 2001, up from $57.7 million the year before. The increase was due primarily to increases in owner occupied construction.

   Residential mortgages originated during 2001 totaled $561.9 million, compared to $259.4 million during 2000. This increase was due to an increase in the volume of fixed rate residential loans caused by low market rates throughout 2001. The Company underwrites substantially all of its residential mortgages to secondary market standards. The Company continues to follow its policy of selling substantially all of its fixed-rate residential mortgage production on a servicing-retained non-recourse basis. Secondary market sales of mortgage loans totaled $480.3 million in 2001, compared to $179.6 million in 2000.

   The portfolio of residential mortgages serviced for investors totaled $1.961 billion at December 31, 2001 compared to $1.991 billion at year-end 2000. These assets are owned by investors other than Chittenden and therefore are not included in the Company's consolidated balance sheets. Of the loans serviced, the Company originated $1.656 billion and the balance consisted of loans whose mortgage-servicing rights were purchased in prior years.

   Included in the real estate portfolio are home equity credit lines, totaling $182.9 million at December 31, 2001 compared to $140.2 million the previous year. The unused portion of these lines totaled $202.7 million at December 31, 2001 compared to $168.9 million at year-end 2000.

   The total real estate portfolio, including home equity credit lines, increased $34.0 million or 1.8% from year-end 2000. This increase was caused by increases in the commercial real estate portfolio, consistent with the Company's ongoing focus on commercial lending.

   The overall proportion of commercial-related loans continued to increase in 2001. At December 31, 2001, commercial loans secured by non-real estate business assets totaled $645.2 million or 23% of total loans, up from the $599.5 million posted at year-end 2000. Commercial real estate loans, representing 32% of the portfolio, increased $180.5 million or 20% to $903.8 million at year-end 2001, compared to $723.3 million at December 31, 2000. Included in the commercial portfolio are business credit cards, which amounted to $5.9 million in 2001 compared to $6.7 million in 2000. Unused portions of credit card lines totaled $28.0 million at the end of 2001, down from $137.5 million one year earlier. The sale of the Company's retail credit card portfolio, in the first quarter of 2001, accounted for the decline in the unused portions of credit card lines.

   Consumer loans decreased $97.6 million or 28% in 2001, ending the year at $353.8 million. This decrease reflects paydowns on the automotive finance portfolio, driven by lower market interest rates, which outpaced originations. The Company underwrites all of its indirect automotive loans on substantially the same credit standards as for car loans directly originated in its branch offices. Indirect installment lending through auto dealers was down $47.8 million from year-end 2000 to $229.3 million at the end of 2001. Lease financing receivables outstanding at December 31, 2001 were $98.4 million, down from $136.5 million a year earlier, of which $66.8 million and $86.8 million represented the residual value of these leases. The Company has insurance through outside insurance companies which substantially eliminates the risk associated with the residual value of its leased vehicle portfolio. Direct installment balances at December 31, 2001 stood at $27.5 million compared with $31.5 million at the end of 2000.

   The Company's lending activities are conducted in market areas focused in Vermont, western and central Massachusetts, southern Maine, and southern New Hampshire, with additional activity related to nearby trading areas in Quebec, New York, and Connecticut. In addition to the geographic portfolio diversification described above, the loans are widely diversified by borrowers and industry groups. The following table shows the composition of the loan portfolio for the five years ended December 31, 2001:

                                                 December 31,
                          ----------------------------------------------------------
                             2001        2000        1999        1998        1997
                          ----------  ----------  ----------  ----------  ----------
                                                (in thousands)
Commercial............... $  645,231  $  599,492  $  591,875  $  581,132  $  529,261
Real estate:
   Residential...........    672,666     884,024     917,505     927,454   1,042,530
   Commercial............    903,819     723,339     641,494     573,756     548,970
   Construction..........     79,801      57,701      55,448      68,744      60,965
Home equity..............    182,895     140,150     149,347     159,641     178,236
Consumer.................    255,343     314,914     414,173     309,055     276,235
Lease financing..........     98,422     136,478     134,967     107,058      72,562
                          ----------  ----------  ----------  ----------  ----------
Total gross loans........  2,838,177   2,856,098   2,904,809   2,726,840   2,708,759
Allowance for loan losses    (45,268)    (40,255)    (41,079)    (41,209)    (45,664)
                          ----------  ----------  ----------  ----------  ----------
Net loans................ $2,792,909  $2,815,843  $2,863,730  $2,685,631  $2,663,095
                          ==========  ==========  ==========  ==========  ==========
Loans held for sale...... $   50,208  $   44,950  $    2,926  $   53,684  $   49,651

   December 31, 1999 amounts are net of loans divested in the sale of the Vermont National branches totaling $127.6 million. Commercial loans divested in 1999 were $112.1 million; residential real estate loans divested were $10.5 million; home equity loans divested were $1.3 million and consumer loans divested were $3.7 million.

Nonperforming Assets

   Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Management classifies loans as nonaccrual loans when they become 90 days past due as to principal or interest, unless they are adequately secured and are in the process of collection. In addition, loans that have not met this delinquency test may be placed on nonaccrual at management's discretion. Consumer and residential loans are included when management considers it to be appropriate, based upon evidence of collectibility, the value of any underlying collateral and other general criteria. Nonaccrual loans with a related guarantee by a governmental agency are reflected net of those guarantees in nonperforming statistics. Generally, a loan remains on nonaccrual status until the factors which indicated doubtful collectibility no longer exist or the loan is determined to be uncollectible and is charged off against the allowance for loan losses.

   A loan is classified as a restructured loan when the interest rate is reduced and/or other terms are modified because of the inability of the borrower to service debt at current market rates and terms. Other real estate owned ("OREO") is real estate that has been formally acquired through foreclosure.

   The following table shows the composition of nonperforming assets and loans past due 90 days or more and still accruing interest for the five years ended December 31, 2001:

                                                                            December 31,
                                                            -------------------------------------------
                                                             2001     2000     1999     1998     1997
                                                            -------  -------  -------  -------  -------
                                                                           (in thousands)
Loans on nonaccrual........................................ $12,374  $11,376  $ 9,172  $17,865  $23,487
Troubled debt restructurings...............................      --       --       --       --      767
Other real estate owned....................................     703      513      416    1,870    3,541
                                                            -------  -------  -------  -------  -------
Total nonperforming assets................................. $13,077  $11,889  $ 9,588  $19,735  $27,795
                                                            =======  =======  =======  =======  =======
Loans past due 90 days or more and still accruing.......... $ 4,583  $ 4,595  $ 5,016  $ 4,184  $ 8,893
Percentage of nonperforming assets to total loans and other
  real estate owned........................................    0.46%    0.42%    0.33%    0.72%    1.02%
Nonperforming assets to total assets.......................    0.31     0.32     0.25     0.46     0.68
Allowance for loan losses to nonperforming loans,
  excluding OREO...........................................  365.83   353.86   447.87   230.66   188.27

   Nonaccrual loans at December 31, 2001 consisted of approximately 182 loans, which were diversified across a range of industries, sectors and geography. Nonaccrual loans with payments less than 30 days past due are 50% of total loans on nonaccrual. The remaining 50% consist of loans past due over 30 days.

Allowance for loan losses

   The allowance for loan losses is based on management's estimate of the amount required to reflect the potential inherent losses in the loan portfolio, based on circumstances and conditions known at each reporting date in accordance with Generally Accepted Accounting Principles ("GAAP"). There are three components of the allowance for loan losses: 1) specific reserves for loans considered to be impaired or for other loans for which management considers a specific reserve to be necessary; 2) allocated reserves based upon management's formula-based process for assessing the adequacy of the allowance for loan losses; and 3) a non-specific environmentally-driven allowance considered necessary by management based on its assessment of other qualitative factors. Adequacy of the allowance is determined using a consistent, systematic methodology which analyzes the size and risk of the loan portfolio. In addition to evaluating the collectibility of specific loans when determining the adequacy of the allowance for loan losses, management also takes into consideration other factors such as changes in the mix and size of the loan portfolio, historic loss experience, the amount of delinquencies and loans adversely classified, and economic trends. The adequacy of the allowance for loan losses is assessed by an allocation process whereby specific loss allocations are made against certain adversely classified loans, and general loss allocations are made against segments of the loan portfolio which have similar attributes. The Company's historical loss experience, industry trends, and the impact of the local and regional economy on the Company's borrowers, were considered by management in determining the adequacy of the allowance for loan losses.

   The allowance for loan losses is increased by provisions charged against current earnings. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance. Management believes that the allowance for loan losses is adequate. While management uses available information to assess possible losses on loans, future additions to the allowance may be necessary based on increases in non-performing loans, changes in economic conditions, or for other reasons. Any future additions to the allowance would be recognized in the period in which they were determined to be necessary. In addition, various regulatory agencies periodically review the Company's allowance for loan losses as an integral part of their examination process. Such agencies may require the Company to recognize additions to the allowance based on judgements different from those of management.

   Credit quality of the commercial portfolios is quantified by a corporate credit rating system designed to parallel regulatory criteria and categories of loan risk. Individual lenders monitor their loans to ensure appropriate rating assignments are made on a timely basis. Risk ratings and quality of both commercial and consumer credit portfolios are also assessed on a regular basis by an independent Credit Review Department, which reports to the Executive Vice President in charge of Credit Policy and Administration. Credit Review personnel conduct ongoing portfolio trend analyses and individual credit reviews to evaluate loan risk and compliance with corporate lending policies. The level of allowance allocable to each group of risk-rated loans is then determined by applying a loss factor that estimates the amount of probable loss in each category. The assigned loss factor for each risk rating is based upon management's assessment of historical loss data, portfolio characteristics, economic trends, overall market conditions and past experience.

   Consumer and residential real estate loan quality is evaluated on the basis of delinquency data and other credit data available due to the large number of such loans and the relatively small size of individual credits. Allocations for these loan categories are principally determined by applying loss factors that represent management's estimate of inherent losses. In each category, inherent losses are estimated based upon management's assessment of historical loss data, portfolio characteristics, economic trends, overall market conditions and past experience. In addition, certain loans in these categories may be individually risk-rated if considered necessary by management.

   The other method used to allocate the allowance for loan losses entails the assignment of reserve amounts to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk rating or non-accrual status. A specific reserve amount is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its realizable fair value. At December 31, 2001, impaired loans with a specific reserve totaled $5,615,000 (all of these loans were on nonaccrual status) and the amount of such reserve was $1,900,000.

   Results and recommendations from these processes provide senior management and the Board of Directors with independent information on loan portfolio condition. The Board of Directors monitors asset quality throughout the year.

   The following table summarizes the activity in the Company's allowance for loan losses for the five years ended December 31, 2001:

                                                                     December 31,
                                              ----------------------------------------------------------
                                                 2001        2000        1999        1998        1997
                                              ----------  ----------  ----------  ----------  ----------
                                                                    (in thousands)
Balance of allowance for loan losses at
  beginning of year.......................... $   40,255  $   41,079  $   41,209  $   45,664  $   41,743
Allowance acquired through acquisitions......      4,083          --          --          --       7,488
Provision charged to expense.................      8,041       8,700       8,700       8,235       7,300
                                              ----------  ----------  ----------  ----------  ----------
Balance of allowance for loan losses after
  provision..................................     52,379      49,779      49,909      53,899      56,531
                                              ----------  ----------  ----------  ----------  ----------
Loans charged off:
   Commercial................................      2,881       4,335       4,747       6,941       6,127
   Real estate:
       Residential...........................        402         454         600       2,647       1,593
       Commercial............................      1,073         332         248         399       2,088
       Construction..........................         60          --          --         101         204
   Home equity...............................        263         120         124         502         235
   Consumer..................................      5,780       8,198       7,697       7,101       4,695
                                              ----------  ----------  ----------  ----------  ----------
          Total loans charged off............     10,459      13,439      13,416      17,691      14,942
                                              ----------  ----------  ----------  ----------  ----------
Recoveries of loans previously charged off:
   Commercial................................        806         720       1,661       1,779       1,380
   Real estate:
       Residential...........................        130         164         116         329         165
       Commercial............................        349         230         272         320       1,390
       Construction..........................         66         112          64           5          12
   Home equity...............................         15          51          67         110          59
   Consumer..................................      1,982       2,638       2,406       2,458       1,069
                                              ----------  ----------  ----------  ----------  ----------
          Total recoveries...................      3,348       3,915       4,586       5,001       4,075
                                              ----------  ----------  ----------  ----------  ----------
Net loans charged off........................      7,111       9,524       8,830      12,690      10,867
                                              ----------  ----------  ----------  ----------  ----------
Balance of allowance for loan losses at year-
  end........................................ $   45,268  $   40,255  $   41,079  $   41,209  $   45,664
                                              ==========  ==========  ==========  ==========  ==========
Amount of loans outstanding at end of year... $2,838,177  $2,856,098  $2,904,809  $2,726,840  $2,708,759
Average amount of loans outstanding during
  the year...................................  2,915,271   2,943,018   2,877,218   2,739,617   2,508,559
Ratio of net charge-offs during year to
  average loans outstanding..................       0.24%       0.32%       0.31%       0.46%       0.43%
Allowance as a percent of loans outstanding
  at end of year.............................       1.59        1.41        1.42        1.51        1.69

   The provision for loan losses represents the charge to expense that is required to maintain an adequate level of allowance for loan losses. Management's periodic evaluation of the adequacy of the allowance considers past loan loss experience, known and inherent risks in the loan portfolio, adverse situations which may affect the borrowers' ability to repay, the estimated value of the underlying collateral, if any, and current and prospective economic conditions.

   The allowance for loan losses is allocated to various loan categories as part of the Company's process of evaluating the adequacy of the allowance for loan losses. Allocated reserves increased by approximately $1.7 million to $37.6 million at December 31, 2001. Changes in the distribution of the allocated allowance principally occurred due to increases in the amount allocated to commercial and commercial real estate loans, while the amount allocated to consumer loans declined.

   The following table summarizes the allocation of the allowance for loan losses for the five years ended December 31, 2001:

                                                                     December 31,
                  -------------------------------------------------------------------------------------------
                           2001                   2000                   1999                   1998
                  ---------------------  ---------------------  ---------------------  ---------------------
                   Amount       Loan      Amount       Loan      Amount       Loan      Amount       Loan
                  Allocated Distribution Allocated Distribution Allocated Distribution Allocated Distribution
                  --------- ------------ --------- ------------ --------- ------------ --------- ------------
                                                                    (in thousands)
Commercial.......  $ 9,381       23%      $ 7,861       21%      $ 8,207       20%      $ 6,885       21%
Real estate:
   Residential...    1,950       24         2,276       31         2,985       32         3,818       34
   Commercial....   15,637       32        13,510       25        11,333       22         5,919       21
   Construction..    1,250        3           865        2           882        2         2,276        3
Home equity......      671        6           566        5           616        5           928        6
Consumer and
 leasing.........    5,139       12         7,290       16         7,912       19         7,488       15
Other............   11,240       --         7,887       --         9,144       --        13,895       --
                   -------      ---       -------      ---       -------      ---       -------      ---
                   $45,268      100%      $40,255      100%      $41,079      100%      $41,209      100%
                   =======      ===       =======      ===       =======      ===       =======      ===

                 -----------------------
                           1997
                 -----------------------
                  Amount        Loan
                 Allocated  Distribution
                 ---------  ------------
Commercial....... $ 7,253        20%
Real estate:
   Residential...   4,942        38
   Commercial....  10,141        20
   Construction..     576         2
Home equity......   1,091         7
Consumer and
 leasing.........   6,196        13
Other............  15,465        --
                  -------       ---
                  $45,664       100%
                  =======       ===

   During 2001, the allowance for loan loss allocated to commercial loans increased by $1.5 million and the amount allocated to commercial real estate loans increased by $2.4 million. This was due primarily to increases in the amount of these loans in the overall loan portfolio, as well as to increases in the levels of criticized assets. Commercial loans increased from 21% to 23% of the overall portfolio in the last year, while commercial real estate loans increased from 25% to 32% over the same time. During 2001, the amount allocated to the consumer and leasing portfolios declined by approximately $2.1 million, while the overall percentage of portfolio loans in these categories declined from 16% to 12%. This was primarily due to the sale of the Company's retail credit card portfolio in early 2001, as well as to the reduction in the indirect and leasing portfolios.

   As noted in the Nonperforming Assets table, the overall level of the allowance for loan losses at December 31, 2001, when viewed as a percentage of nonperforming loans, excluding OREO, increased slightly to 365.83% from 353.86% in 2000. The other category is the allowance considered necessary by management based on its assessment of historical loss experience, industry trends, and the impact of the local and regional economy on the Company's borrowers that may not have been captured in the specific risk classifications. Due to the imprecise nature of the loan loss estimation process and the effects of changing environmental conditions, these risk attributes may not be adequately captured in the data related to the formula-based loan loss components used to determine allocations in the Company's analysis of the adequacy of the allowance for loan losses. Therefore, management maintains a non-specific environmentally-driven allowance for loan losses. As 2001 drew to a close, empirical data showed that the U.S. economy had entered a recession. Through December 31, 2001, the economic slowdown has not had a significant effect on the overall credit quality or incidence of default within the Company's loan portfolios. However, certain segments, such as manufacturing and retail, are showing significant signs of weakness on a national level and components of the Company's loan portfolio, particularly commercial and commercial real estate loan are believed to be potentially vulnerable to a slowdown in economic activity. Also contributing to the need for a non-specific environmentally-driven allowance was the growth in the commercial and commercial real estate portfolios during 2001. These portfolios are inherently riskier than the consumer and residential real estate portfolios and the Company's loss factors used in its allocation process might not fully reflect any additional risk which may be caused by this growth.

   Notwithstanding the foregoing analytical allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loans.

Investment Securities

   The investment portfolio is used to meet liquidity demands, mitigate interest rate sensitivity, invest excess liquidity, and generate interest income. At December 31, 2001, the Company held investments available for sale totaling $826.5 million. This compares with investments of $585.3 million available for sale at December 31, 2000. The increase from 2000 to 2001 is primarily attributable to deposit growth. Deposit levels in the last four months of 2001 were unusually high due to uncertainties in the stock market. The increase in mortgage-backed securities from 2000 to 2001 reflects this excess liquidity in the market as well as the $66 million in company originated residential mortgages that were securitized in 2001 and repurchased by the Company. At December 31, 2001, unrealized gains (net of taxes) were $8.621 million. This compares with unrealized gains (net of taxes) of $164,000 at December 31, 2000. These amounts are reflected as an increase in stockholders' equity as accumulated other comprehensive income.

   The following tables show the composition of the Company's investment portfolio, at:

                                                                      December 31,
                                                      --------------------------------------------
                                                        2001     2000     1999     1998     1997
                                                      -------- -------- -------- -------- --------
                                                                     (in thousands)
Securities available for sale (at market value)
   U.S. Treasury securities.......................... $  3,376 $  4,724 $ 18,942 $ 53,519 $ 57,713
   U.S. government agency obligations................  232,593  251,826  230,479  388,434  399,599
   Obligations of states and political subdivisions..    4,728    6,142    8,297    8,123   10,301
   Mortgage-backed securities........................  374,663  152,902  197,596  289,086  290,559
   Corporate bonds and notes.........................  178,512  163,606  193,208  216,570   90,812
   Marketable equity securities......................   31,700    5,248      307   25,941   25,425
   Other debt securities.............................      923      833      642    9,142    9,171
                                                      -------- -------- -------- -------- --------
      Total Securities available for sale............ $826,495 $585,281 $649,471 $990,815 $883,580
                                                      -------- -------- -------- -------- --------

   The following table shows the maturity distribution of the amortized cost of the Company's investment securities and weighted average yields of such securities on a fully taxable equivalent basis at December 31, 2001, with comparative totals for 2000. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations:

                                              After One But    After Five But                       No Fixed
                           Within One Year  Within Five Years Within Ten Years  After Ten Years     Maturity
                          ----------------  ----------------  ----------------  ---------------  --------------
                           Amount  Yield(2)  Amount  Yield(2)  Amount  Yield(2) Amount  Yield(2) Amount Yield(2)
                          -------- -------- -------- -------- -------- -------- ------- -------- ------ --------
                                                                       (in thousands)
Securities Available
 For Sale
U.S. Treasury securities. $  1,999   6.12%  $  1,297   4.74%  $     --    -- %  $    --    -- %   $ --    -- %
U.S. government agency
 obligations.............    9,892   5.89     91,496   5.86    126,801   6.31        --     --      --     --
Obligations of states and
 political subdivisions..    3,203   6.45      1,335   6.05         60   8.79        65   8.79      --     --
Mortgage-backed
 securities(1)...........   88,899   6.07    194,136   6.06     68,083   6.09    20,513   6.08      --     --
Corporate bonds and
 notes...................   36,717   6.70    135,919   6.84         --     --        --     --      --     --
Marketable equity
 securities..............   31,700   2.41         --     --         --     --        --     --      --     --
Other debt securities....       50   6.68        853   6.78         20   5.87        --     --      --     --
                          --------   ----   --------   ----   --------   ----   -------   ----    ----    ---
Total available for sale. $172,460   5.53%  $425,036   6.26%  $194,964   6.24%  $20,578   6.09%   $ --    -- %
                          ========   ====   ========   ====   ========   ====   =======   ====    ====    ===
Comparative totals
  for 2000............... $145,457   6.25%  $391,368   6.41%  $ 44,315   7.05%  $ 3,625   5.81%   $250    -- %

                                Total
                          ----------------
                           Amount  Yield(2)
                          -------- --------

Securities Available
 For Sale
U.S. Treasury securities. $  3,296   5.57%
U.S. government agency
 obligations.............  228,189   6.11
Obligations of states and
 political subdivisions..    4,663   6.36
Mortgage-backed
 securities(1)...........  371,631   6.07
Corporate bonds and
 notes...................  172,636   6.81
Marketable equity
 securities..............   31,700   2.41
Other debt securities....      923   6.75
                          --------   ----
Total available for sale. $813,038   6.10%
                          ========   ====
Comparative totals
  for 2000............... $585,015   6.41%

--------
(1)Maturities of mortgage-backed securities are based on contractual payments and estimated mortgage loan prepayments.
(2)Tax-equivalent yield computed using historical cost balances and does not give effect to changes in fair value.

Deposits

   During 2001, total deposits averaged $3.407 billion, up from $3.208 billion in 2000. This increase was due to the inclusion of MBT, which accounted for $221 million of the change. Noninterest-bearing demand deposits averaged $546 million, up from $506 million in 2000. Average NOW and money market deposits increased $168 million to $1.695 billion for 2001. During 2001, time accounts (retirement and certificates of deposit) averaged $841 million, compared to $848 million in 2000. The Company has a number of institutional customers within its franchise whose investments needs are frequently met by purchasing certificates of deposit over $100,000. Depositors in this category tend to seek bids regularly, and the Company raises or lowers the interest rates it offers depending on its liquidity needs and investment opportunities.

   The following table shows average balances of the Company's deposits for the periods indicated:

                                                                       Years Ended December 31,
                                                                   --------------------------------
                                                                      2001       2000       1999
                                                                   ---------- ---------- ----------
                                                                            (in thousands)
Demand deposits................................................... $  545,664 $  506,192 $  579,631
Savings deposits..................................................    325,824    326,157    386,600
NOW and money market deposits.....................................  1,695,038  1,527,419  1,588,525
Certificates of deposit less than $100,000 and other time deposits    630,779    621,826    795,361
Certificates of deposit $100,000 and over.........................    210,134    226,263    178,309
                                                                   ---------- ---------- ----------
   Total deposits................................................. $3,407,439 $3,207,857 $3,528,426
                                                                   ========== ========== ==========

   The Company's ending balances of outstanding certificates of deposit and other time deposits in denominations of $100,000 and over had maturities as follows:

                                            Years Ended December 31,
                                  --------------------------------------------
                                    2001     2000     1999     1998     1997
                                  -------- -------- -------- -------- --------
                                                 (in thousands)
 Three months or less............ $119,696 $135,263 $135,371 $108,597 $101,967
 Over three months to six months.   42,179   35,065   39,647   48,471   36,637
 Over six months to twelve months   39,770   42,433   45,439   45,978   40,260
 Over twelve months..............   21,828   28,100   15,252   23,311   29,475
                                  -------- -------- -------- -------- --------
                                  $223,473 $240,861 $235,709 $226,357 $208,339
                                  ======== ======== ======== ======== ========

Borrowings

   During 2001, short-term borrowings averaged $52.8 million, down from the $214.8 million posted in 2000. This funding consists of treasury, tax and loan deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (FHLB) borrowings, and federal funds purchased. FHLB borrowings averaged $37.5 million for 2001, down from $146.8 million in 2000. Treasury borrowings averaged $4.7 million for 2001 compared with $17.4 million during 2000. Treasury funding is attractive to the Company because the rate of interest paid on borrowings floats at 25 basis points below the federal funds rate, there are no reserve requirements, and there are no FDIC insurance costs. Repurchase agreements averaged $10 million for 2001, down from $45.5 million in 2000. These borrowings are with franchise customers, primarily municipalities and corporate customers, and have neither reserve requirements nor FDIC insurance costs. Overall, the higher levels of borrowings in 2000 resulted from the required branch divestitures in late 1999 and early 2000.

Capital Resources

   The Company's capital forms the foundation for maintaining investor confidence as well as for developing programs for growth and new activities. At December 31, 2001, capital stood at $370.7 million, an increase of $28.6 million from the $342.1 million at December 31, 2000. Net income of $58.5 million increased the capital position in 2001, while dividend payments of $24.6 million and share repurchases of $16.5 million (666,000 shares) reduced it. The increase in capital was also affected by increases in the net unrealized gain on securities available for sale of $8.5 million.

   During 2000, share repurchases of $66.5 million (3.125 million shares) and cash dividend payments totaling $25.5 million reduced the capital position, while net income of $58.7 million and an increase in the net unrealized gain on securities available for sale of $7.2 million increased the capital position.

   The Company periodically repurchases its own stock under a share repurchase program originally authorized by the Board of Directors on January 19, 2000. The total number of shares authorized to be repurchased is six million. The Company has repurchased 3.8 million shares at a total cost of $83 million since inception under this program.

   Both the Board of Governors of the Federal Reserve System (the "FRB") and the Federal Deposit Insurance Corporation (the "FDIC") have defined leverage capital requirements. At December 31, 2000, the Company's leverage capital ratio (which is calculated pursuant to the FRB's regulations) was 7.99%, CTC's, BWM's, FBT's and MBT's leverage capital ratios (which are calculated pursuant to the FDIC's regulations) were 7.55%, 7.85%, 6.82% and 8.85%, respectively. The ratios in 2000 were 8.65% for the Company, 8.44% for CTC, 7.50% for BWM, and 6.61% for FBT.

   Additionally, the FRB and the FDIC have a risk-based capital standard. Under this measure of capital, banks are required to hold more capital against certain assets perceived as higher risk, such as commercial loans, than against other assets perceived as lower risk, such as residential mortgage loans and U.S. Treasury securities. Further, off-balance sheet items such as unfunded loan commitments and standby letters of credit, are included for the purposes of determining risk-weighted assets. Commercial banking organizations are required to have total capital equal to 8% of risk-weighted assets, and Tier 1 capital--consisting of common stock and certain types of preferred stock--equal to at least 4% of risk-weighted assets. Tier 2 capital, included in total capital, includes the allowance for loan losses up to a maximum of 1.25% of risk-weighted assets. At December 31, 2001, the Company's risk-based capital ratio was 11.57% and its Tier 1 capital, consisting entirely of common stock, was 10.32% of risk-weighted assets. This compares with year-end 2000 ratios of 12.08% and 10.82%, respectively.

   FDIC regulations pertaining to capital adequacy, which apply to the Banks, require a minimum 3% leverage capital ratio for those institutions with the most favorable composite regulatory examination rating. In addition, a 4% Tier 1 risk-based capital ratio, and an 8% total risk-based capital ratio are required for a bank to be considered adequately capitalized. Leverage, Tier 1 risk-based, and total risk-based capital ratios exceeding 5%, 6%, and 10%, respectively, qualify a bank for the "well-capitalized" designation. At December 31, 2001, CTC's leverage capital ratio was 7.55%, its Tier 1 risk-based capital ratio was 10.04%, and its total risk-based capital ratio was 11.30%; BWM's ratios were 7.85%, 9.55%, and 10.80%, respectively; FBT's ratios were 6.82%, 9.34%, and 10.60%, respectively; and MBT's ratios were 8.85%, 9.81%, and 11.07%, respectively. These ratios placed the Banks in the FDIC's highest capital category of "well capitalized". Capital ratios in excess of minimum requirements indicate capacity to take advantage of profitable and credit-worthy opportunities as well as the potential to respond to unforeseen adverse conditions.

   The following table presents regulatory capital components and ratios of the Company at:

                                                    December 31,
                             ----------------------------------------------------------
                                2001        2000        1999        1998        1997
                             ----------  ----------  ----------  ----------  ----------
                                                   (in thousands)
Leverage
Stockholders' equity........ $  324,363  $  322,929  $  350,715  $  313,273  $  295,717
Total average assets (1)....  4,057,839   3,735,584   4,294,030   4,135,637   4,022,061
                                   7.99%       8.65%       8.17%       7.58%       7.35%
Risk-based
Capital components:
   Tier 1................... $  324,363  $  322,929  $  350,715  $  313,273  $  295,717
   Tier 2 (2)...............     39,357      37,301      36,647      36,394      34,186
                             ----------  ----------  ----------  ----------  ----------
       Total................ $  363,720  $  360,230  $  387,362  $  349,667  $  329,903
                             ==========  ==========  ==========  ==========  ==========
Risk-weighted assets:
   On-balance sheet......... $2,960,493  $2,787,046  $2,824,133  $3,628,633  $3,461,939
   Off-balance sheet........    188,079     212,812     126,100     118,628     128,885
                             ----------  ----------  ----------  ----------  ----------
                             $3,148,572  $2,999,858  $2,950,233  $3,747,261  $3,590,824
                             ==========  ==========  ==========  ==========  ==========
Ratios:
   Tier 1...................      10.32%      10.82%      11.96%      10.76%      10.82%
   Total (including Tier 2).      11.57       12.08       13.23       12.02       12.14

--------
(1)Total average assets for the most recent quarter.
(2)Allowable portion of allowance for loan losses.

   The components of capital under GAAP that are not considered capital for regulatory purposes include goodwill, unrealized gains (losses) on investments and directors deferred compensation to be settled in stock.

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

   The measure of an institution's liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. At December 31, 2001, the Company maintained cash balances and short-term investments of approximately $308.0 million, compared with $178.6 million at December 31, 2000. During 2001, the Company reduced borrowings by $49.3 million. Borrowings at December 31, 2001 were $44.4 million compared to $93.8 million on December 31, 2000. The decline was attributable to increased balances in deposits. The borrowings were used in 1999 to fund cash payments to acquiring institutions in exchange for liabilities assumed net of assets acquired.

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

   The Company's limits on interest-rate risk specify that if interest rates were to shift immediately, (shocked) up or down 200 basis points, estimated net interest income for the next 12 months should neither improve or be impacted by greater than 10%. The results of the simulations over the next 12 months based on an increase in interest rates of 200 basis points would result in an increase of 1.85% in net interest income and a decline of 200 basis points would result in a decrease of 2.09% in net interest income. An additional analysis is performed to review results if interest rates were to shift quarterly, (ramped) up or down 100 and 200 basis points over a twelve-month period. The results of the simulations over the next 12 months based on a gradual increase in interest rates of 100 and 200 basis points would result in a increase of .57% and 1.16%, respectively, in net interest income and a decline of 100 and 200 basis points would result in an decrease of .82% and 1.48%, respectively, in net interest income.

   As noted above, one of the tools used to measure rate sensitivity is the funds gap. The funds gap is defined as the amount by which a bank's rate sensitive assets exceed its rate sensitive liabilities. A positive gap exists when rate sensitive assets exceed rate sensitive liabilities. This indicates that a greater volume of assets than liabilities will reprice during a given period. This mismatch will improve earnings in a rising rate environment and inhibit earnings when rates decline. Conversely, when rate sensitive liabilities exceed rate sensitive assets, the gap is referred to as negative and indicates that a greater volume of liabilities than assets will reprice during the period. In this case, a rising rate environment will inhibit earnings and declining rates will improve earnings. Notwithstanding this general description of the effect on income of the gap position, it may not be an accurate predictor of changes in net interest income. The Company's limits on interest-rate risk specify that the cumulative one-year gap should be less than 15% of total assets. As of December 31, 2001, the estimated exposure was 2.53% and the Company was asset-sensitive.

   The following table shows the amounts of interest-earning assets and interest-bearing liabilities at December 31, 2001 that reprice during the periods indicated:

                                                           Repricing Date
                                       ------------------------------------------------------
                                                   Over Six
                                                    Months    Over One
                                       One Day To   To One    Year To   Over Five
                                       Six Months    Year    Five Years   Years      Total
                                       ----------  --------  ---------- ---------  ----------
                                                           (in thousands)
Interest-earning assets:
Loans................................. $1,543,244  $360,814  $  838,881 $ 145,446  $2,888,385
Investment securities (1).............    112,632    72,242     445,770   196,007     826,651
Interest-bearing cash equivalents.....    157,166       150         829        45     158,190
                                       ----------  --------  ---------- ---------  ----------
   Total interest-earning assets......  1,813,042   433,206   1,285,480   341,498   3,873,226
                                       ----------  --------  ---------- ---------  ----------
Interest-bearing liabilities:
Deposits..............................  1,949,699   203,710     290,763   604,846   3,049,018
Borrowings............................        354        21      22,108    21,926      44,409
                                       ----------  --------  ---------- ---------  ----------
   Total interest-bearing liabilities.  1,950,053   203,731     312,871   626,772   3,093,427
                                       ----------  --------  ---------- ---------  ----------
Net interest rate sensitivity gap..... $ (137,011) $229,475  $  972,609 $(285,274) $  779,799
                                       ==========  ========  ========== =========  ==========
Cumulative gap at December 31, 2001... $ (137,011) $104,997  $1,077,606 $ 779,799
Cumulative gap at December 31, 2000... $ (236,727) $ (2,329) $1,021,300 $ 681,316

--------
(1)Amounts are based on amortized cost balances.

   The following table shows scheduled maturities of selected loans at December 31, 2001:

                                                      One Year
                                            Less Than To Five  Over Five
                                            One Year   Years     Years    Total
                                            --------- -------- --------- --------
                                                       (in thousands)
Predetermined rates:
   Commercial.............................. $ 43,376  $ 74,527 $ 45,660  $163,563
   Commercial real estate and construction.   45,334   239,983  150,218   435,535
                                            --------  -------- --------  --------
                                              88,710   314,510  195,878   599,098
                                            ========  ======== ========  ========
Floating or adjustable rates:
   Commercial..............................  164,172   128,438  103,579   396,189
   Commercial real estate and construction.   86,655   262,236  199,194   548,085
                                            --------  -------- --------  --------
                                            $250,827  $390,674 $302,773  $944,274
                                            ========  ======== ========  ========

Results of Operations

  Comparison of Years Ended December 31, 2001 and 2000

Net Interest Income

   Net interest income from the Banks represents the primary source of recurring income for the Company. Net interest income is the amount by which interest income on interest earning assets, including investments and loans, exceeds interest paid on interest bearing liabilities, including interest paid to deposits and interest paid on other borrowed funds. Fluctuations in interest rates, as well as changes in the amount and type of interest earning assets and interest bearing liabilities, combine to affect net interest income.

   For 2001, net interest income was $170.3 million, up $3.2 million from the 2000 level. On a fully tax equivalent basis, net interest income increased $3.1 million from 2000, to $172.6 million in 2001. These increases resulted from higher levels of interest earning assets, which were up $57.4 million from 2000, to $3.644 billion for 2001. The increased level of earning assets accentuated a slight increase in the net yield on earning assets from 4.73% in 2000 to 4.74% in 2001.

   The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the years indicated:

                                               2001                            2000                           1999
                                  ------------------------------  -----------------------------  ------------------------------
                                               Interest  Average               Interest  Average              Interest    Rate
                                   Average     Income/    Yield/   Average     Income/   Yield/   Average     Income/   Average
                                   Balance    Expense(1) Rate (1)  Balance    Expense(1) Rate(1)  Balance    Expense(1) Yield(1)
                                  ----------  ---------- -------- ----------  ---------- ------- ----------  ---------- --------
                                                                          (in thousands)
Assets
Interest-earning assets:
  Loans.......................... $2,915,271   $225,601    7.74%  $2,943,018   $248,946   8.46%  $2,877,218   $235,393    8.18%
  Investments:
   Taxable.......................    682,494     41,201    6.04      619,485     39,991   6.46      847,076     51,158    6.04
   Tax-favored equity
    securities...................     30,303      1,393    4.60        8,379        519   6.19       41,108      2,569    6.25
   Interest-bearing deposits in
    banks........................        225          8    3.56          241         10   4.15        1,423         71    4.99
  Federal funds sold.............     16,005        632    3.95       15,732      1,062   6.75       41,469      2,032    4.90
                                  ----------   --------           ----------   --------          ----------   --------
   Total interest-earning
    assets.......................  3,644,298    268,835    7.38    3,586,855    290,528   8.10    3,808,294    291,223    7.65
                                               --------                        --------                       --------
Noninterest-earning assets.......    270,091                         267,226                        338,460
Allowance for loan losses........    (43,372)                        (40,715)                       (42,257)
                                  ----------                      ----------                     ----------
   Total assets.................. $3,871,017                      $3,813,366                     $4,104,497
                                  ==========                      ==========                     ==========
Interest-bearing liabilities:
  Savings deposits............... $  325,824   $  6,585    2.02%  $  326,157   $  7,871   2.41%  $  386,600   $  9,062    2.34%
  NOW and money market
   deposits......................  1,695,038     44,932    2.65    1,527,419     55,433   3.63    1,588,525     48,813    3.07
  Certificates of deposit under
   $100,000 and other time
   deposits......................    630,779     31,443    4.98      621,826     31,383   5.05      795,361     40,018    5.03
  Certificates of deposit
   $100,000 and over.............    210,134     10,086    4.80      226,263     12,699   5.61      178,309      8,471    4.75
                                  ----------   --------           ----------   --------          ----------   --------
   Total interest-bearing
    deposits.....................  2,861,775     93,046    3.25    2,701,665    107,386   3.97    2,948,795    106,364    3.61
  Borrowings.....................     52,752      3,146    5.96      214,777     13,644   6.35      139,340      6,871    4.93
                                  ----------   --------           ----------   --------          ----------   --------
   Total interest-bearing
    liabilities..................  2,914,527     96,192    3.30    2,916,442    121,030   4.15    3,088,135    113,235    3.67
                                               --------                        --------                       --------
Noninterest-bearing liabilities:
  Demand deposits................    545,664                         506,192                        579,631
  Other liabilities..............     57,297                          49,651                         62,989
                                  ----------                      ----------                     ----------
   Total liabilities.............  3,517,488                       3,472,285                      3,730,755
Stockholders' equity.............    353,529                         341,081                        373,742
                                  ----------                      ----------                     ----------
      Total liabilities and
       stockholders'
       equity.................... $3,871,017                      $3,813,366                     $4,104,497
                                  ==========                      ==========                     ==========
Net interest income..............              $172,643                        $169,498                       $177,988
                                               ========                        ========                       ========
Interest rate spread (2).........                          4.08%                          3.95%                           3.98%
Net yield on earning
 assets (3)......................                          4.74%                          4.73%                           4.67%

--------
(1)On a fully taxable equivalent basis. Calculated using a Federal income tax rate of 35%. Loan income includes fees.
(2)Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(3)Net yield on earning assets is net interest income divided by total interest-earning assets.

   The significant declines noted in the yield on earning assets and the costs of interest-bearing liabilities relate to the numerous cuts in short-term interest rates by the Federal Reserve during 2001 and the resulting declines in market interest rates.

   The following table attributes changes in the Company's net interest income (on a fully taxable equivalent basis) to changes in either average balances or average rates. Changes due to both interest rate and volume have been allocated to change due to balance and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

                                                              2001 Compared With 2000        2000 Compared With 1999
                                                           -----------------------------  -----------------------------
                                                           Increase (Decrease)            Increase (Decrease)
                                                            Due to Change in:              Due to Change in:
                                                           ------------------    Total    ------------------    Total
                                                            Average   Average   Increase  Average   Average    Increase
                                                             Rate     Balance  (Decrease)  Rate     Balance   (Decrease)
                                                           --------   -------  ---------- --------  --------  ----------
                                                                                  (in thousands)
Interest income:
   Loans.................................................. $(21,256)  $(2,089)  $(23,345) $  7,987  $  5,566   $ 13,553
   Investments:
      Taxable.............................................   (2,601)    3,811      1,210     3,525   (14,692)   (11,167)
      Tax-favored debt securities.........................     (134)    1,008        874       (23)   (2,027)    (2,050)
   Interest-bearing deposits in banks.....................       (1)       (1)        (2)      (12)      (49)       (61)
   Federal funds sold.....................................     (441)       11       (430)      767    (1,737)      (970)
                                                           --------   -------   --------  --------  --------   --------
         Total interest income............................  (24,433)    2,740    (21,693)   12,244   (12,939)      (695)
                                                           --------   -------   --------  --------  --------   --------
Interest expense:
   Savings deposits.......................................    1,280         6      1,286      (268)    1,459      1,191
   NOW and money market deposits..........................   14,956    (4,455)    10,501    (8,837)    2,217     (6,620)
   Certificates of deposit under $100,000 and other time
    deposits..............................................      387      (447)       (60)     (123)    8,758      8,635
   Certificates of deposit $100,000 and over..............    1,837       776      2,613    (1,537)   (2,691)    (4,228)
                                                           --------   -------   --------  --------  --------   --------
      Total deposits......................................   18,460    (4,120)    14,340   (10,765)    9,743     (1,022)
   Short-term borrowings..................................      833     9,665     10,498    (1,981)   (4,792)    (6,773)
                                                           --------   -------   --------  --------  --------   --------
         Total interest expense...........................   19,293     5,545     24,838   (12,746)    4,951     (7,795)
                                                           --------   -------   --------  --------  --------   --------
Change in net interest income............................. $ (5,140)  $ 8,285   $  3,145  $   (502) $ (7,988)  $ (8,490)
                                                           ========   =======   ========  ========  ========   ========

Noninterest Income and Noninterest Expense

   Noninterest income was $63.7 million in 2001, up $10.6 million from the $53.1 million reported in 2000. The increase was due primarily to higher gains on sales of loans, which increased $8.4 million. The increase in gains on sales of loans was due to the sale of the Company's retail credit card portfolio in the first quarter of 2001 for a net gain of $4.3 million, as well as a $4.1 million increase in mortgage banking gains for the year. Also affecting the increase from 2000 was higher investment management and trust income, of which $2.1 million was due to the purchase of MBT.

   Noninterest expense totaled $135.8 million in 2001, an increase of $11.9 million, compared to $123.9 million of operating expenses in 2000. The inclusion of MBT amounted to $4.9 million of the increase. Salaries increased $5.9 million from $55.4 million in 2000, of which MBT amounted to $3.9 million of the increase. Employee benefits increased $4.3 million in 2001. This increase was primarily attributable to incentive accruals, which increased $2.2 million in 2001. In addition, a $1.3 million pension curtailment gain taken in the first quarter of 2000 upon the merger of the Vermont National and Chittenden Bank pension plans reduced expenses for that year. Net occupancy and amortization expenses increased $1.5 million and $862,000, respectively, as a result of the inclusion of MBT in the 2001 amounts. The Company also charged $1 million in 2000 to other noninterest expense for additional reserves against the residual value of leased vehicles. The Company carries insurance, which covers any shortfall between the projected residual value of the vehicle and the published wholesale value of the vehicle at lease end. The Company's reserves cover any shortfall between the published wholesale value and the actual sale price, if lower, at lease end.

   Other noninterest expense for 2001 totaled $40.2 million, which was down slightly from the $41.0 million in 2000. The components of other noninterest expense for the years presented are as follows:

                                     2001    2000    1999     1998    1997
                                    ------- ------- -------  ------- -------
                                                 (in thousands)
   Data processing................. $11,430 $11,160 $10,618  $ 7,366 $ 7,671
   Legal and professional..........   1,320   1,522   2,216    4,234   2,562
   Marketing.......................   2,746   2,749   3,143    3,608   3,249
   Software and Supplies...........   4,884   4,722   4,755    4,641   4,320
   Net OREO and collection expenses      86      48    (147)     472   1,019
   Telephone.......................   2,799   3,118   3,979    4,133   3,103
   Postage.........................   2,338   2,553   3,147    3,112   2,565
   Other (1).......................  14,599  15,171  17,155   18,463  18,461
                                    ------- ------- -------  ------- -------
                                    $40,202 $41,043 $44,866  $46,029 $42,950
                                    ======= ======= =======  ======= =======

--------
(1)Includes a $1 million charge in 2000 to increase the lease end reserve.

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

Income Tax Provision

   For the years ended December 31, 2001 and 2000, Federal and state income tax provisions amounted to $31.7 million and $28.0 million, respectively. The provision for 2000 includes a $1.5 million tax benefit recorded in the fourth quarter reflecting the reconciliation of the 1999 income tax provision to the 1999 tax returns filed in 2000. Included in the provision for 1999 was a tax benefit of $14.4 million associated with the tax-deductible portion of the merger related one-time charge, and a $13.4 million provision related to the branch gains recognized upon the sale of divested branches.

Effective Tax Rates

   Excluding the effect of the benefit recorded in 2000, the effective tax rates for the respective periods were 35.2% for 2001 and 34.2% for 2000. During both periods, the Company's statutory Federal corporate tax rate was 35%. The Company's effective tax rates differed from the statutory rates primarily because of state income taxes paid, net of benefit on Federal taxes; non-deductible goodwill amortization; the proportion of interest income from state and municipal securities and loans and corporate dividends, which are partially exempt from Federal taxation and tax credits on investments in qualified low income housing projects. The increase in the Company's effective tax rate from 2000 to 2001 reflects lower levels of tax credits from qualified housing projects.

   As noted above, the Company recorded $58.5 million in special charges in 1999, which included $49.9 million in merger related expenses and $21.1 million related to the write-off of impaired goodwill, offset by a $12.5 million gain recorded on sales of branches. No tax benefit was recorded in relation to the goodwill reductions since that expense is not tax deductible. Tax benefits were recognized at the Company's marginal federal tax rate of 35% in relation to all deductible merger related expenses including severance and related expenses, conversion of systems, and dispositions of duplicative assets.

Results of Operations

  Comparison of Years Ended December 31, 2000 and 1999

Net Interest Income

   For 2000, net interest income was $167.1 million, compared with $175.5 million for 1999. On a fully taxable equivalent basis, net interest income decreased $8.5 million from 1999 to $169.5 million in 2000. Average interest-earning assets totaled $3.587 billion for 2000, down $221.4 million from the 1999 level. The taxable equivalent net yield on earning assets was 4.73% in 2000, an increase of 6 basis points from 4.67% in 1999. The increase in the net yield on earning assets was due to higher yields on both the loan and investment portfolios.

Noninterest Income and Noninterest Expense

   Noninterest income was $53.1 million in 2000, down $10.3 million from the $63.4 million reported in 1999. The decline was primarily attributable to lower service charges on deposit accounts, which declined $4.5 million from the $18.3 million reported in 1999. The decline in service charges on deposit accounts was due primarily to the required divestiture of eighteen branches in late 1999 and early 2000. The decline in noninterest income is also attributable to lower gains on sales of loans, which decreased to $2.8 million, compared to gains of $5.4 million in 1999. This was a result of the decrease in the volume of loans sold from $386.1 million in 1999 to $179.6 million in 2000.

   Operating noninterest expenses totaled $123.9 million in 2000, down $21.2 million compared to $145.1 million in 1999. Salaries decreased $6.3 million from $61.7 million in 1999. This was primarily attributable to lower staffing levels after the merger with VFSC and to the required divestitures. Employee benefits were down $4.0 million from 1999, partially as a result of the staff reductions, as well as a $1.3 million gain recognized in pension expense upon the merger of the CTC and VNB pension plans in 2000. Occupancy expenses decreased $5.2 million from 1999 due to lower levels of depreciation expense resulting from the write-off of duplicative fixed assets and the elimination of occupancy expenses relating to the divested branches. Finally, amortization of intangible assets was $1.9 million lower than in 1999 due to the write-off of goodwill recorded by VFSC relative to the Eastern acquisition. Upon the effective date of the Chittenden-VFSC merger, impaired goodwill totaling $21.1 million related to former Eastern locations in markets already occupied by Chittenden was written off. In addition, $25.7 million of goodwill allocated to the branches sold was recovered.

Income Taxes

   For 2000, the Federal and state income tax provisions amounted to $28.0 million. This compares with an income tax provision of $29.1 million for 1999. The provision for 2000 includes a $1.5 million tax benefit recorded in the fourth quarter reflecting the reconciliation of the 1999 income tax provision to the 1999 tax returns filed in 2000. The provision for 1999 includes a $14.4 million tax benefit associated with the tax-deductible portion of the merger related one-time charge and a $13.4 million provision related to the branch gains recognized upon the sale of divested branches. Excluding the effect of the special provision and benefit, the effective tax rates for the respective periods were 34.2% and 35.4%. During 2000 and 1999, the Company's statutory Federal corporate tax rate was 35%. The Company's effective tax rates differed from the statutory rates primarily because of non tax-deductible amortization of goodwill related to VFSC's acquisition of Eastern Bancorp. This non-tax-deductible amortization was netted against the proportion of interest income from state and municipal securities and loans and corporate dividend income, which are partially exempt from Federal taxation, and tax credits on investments in qualified low-income housing projects. The reduction in the Company's effective tax rate from 1999 to 2000 reflects lower levels of non-tax deductible goodwill resulting from impaired goodwill written off in the second quarter of 1999 upon the consummation of the merger of Chittenden and VFSC and goodwill recovered in relation to the branch sales in the fourth quarter.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            CHITTENDEN CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                    December 31,
                                                                               ----------------------
                                                                                  2001        2000
                                                                               ----------  ----------
                                                                                   (in thousands)
Assets
Cash and cash equivalents..................................................... $  308,023  $  178,621
Securities available for sale.................................................    826,495     585,281
FHLB stock....................................................................     13,613      12,311
Loans held for sale...........................................................     50,208      44,950
Loans.........................................................................  2,838,177   2,856,098
Less: Allowance for loan losses...............................................    (45,268)    (40,255)
                                                                               ----------  ----------
   Net loans..................................................................  2,792,909   2,815,843
Accrued interest receivable...................................................     23,357      25,642
Other real estate owned.......................................................        703         513
Other assets..................................................................     49,954      39,020
Premises and equipment, net...................................................     55,104      51,959
Intangible assets.............................................................     33,348      15,721
                                                                               ----------  ----------
   Total assets............................................................... $4,153,714  $3,769,861
                                                                               ==========  ==========
Liabilities and Stockholders' Equity
Liabilities:
Deposits:
   Demand deposits............................................................ $  620,828  $  530,975
   Savings deposits...........................................................    346,974     302,122
   NOW and money market deposits..............................................  1,870,835   1,632,105
   Certificates of deposit less than $100,000 and other time deposits.........    634,992     615,336
   Certificates of deposit $100,000 and over..................................    196,217     211,869
                                                                               ----------  ----------
       Total deposits.........................................................  3,669,846   3,292,407
Borrowings....................................................................     44,409      93,757
Accrued expenses and other liabilities........................................     68,805      41,631
                                                                               ----------  ----------
       Total liabilities......................................................  3,783,060   3,427,795
Stockholders' Equity:
Preferred stock--$100 par value--authorized: 200,000 shares--issued and
  outstanding: none...........................................................         --          --
Common stock--$1 par value--authorized: 60,000,000 shares--issued and
  outstanding: 35,743,473 in 2001 and 35,736,785 in 2000......................     35,743      35,736
Surplus.......................................................................    145,687     146,327
Retained earnings.............................................................    256,677     222,140
Treasury stock, at cost--3,673,027 shares in 2001 and 3,115,430 shares in 2000    (79,733)    (65,637)
Accumulated other comprehensive income........................................      8,621         164
Directors deferred compensation to be settled in stock........................      3,746       3,414
Unearned portion of employee restricted stock.................................        (87)        (78)
                                                                               ----------  ----------
       Total stockholders' equity.............................................    370,654     342,066
                                                                               ----------  ----------
       Total liabilities and stockholders' equity............................. $4,153,714  $3,769,861
                                                                               ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                            CHITTENDEN CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Years Ended December 31,
                                                                           ---------------------------------------
                                                                               2001           2000         1999
                                                                             --------       --------     --------
                                                                           (in thousands, except per share amounts)
Interest Income:
   Interest on loans...................................................... $223,661       $246,683     $233,580
   Interest on investment securities:
       Taxable............................................................   41,201         39,991       51,158
       Tax-favored........................................................      995            356        1,896
   Short-term investments.................................................      640          1,072        2,103
                                                                           --------       --------     --------
          Total interest income...........................................  266,497        288,102      288,737
                                                                           --------       --------     --------
Interest Expense:
   Deposits:
       Savings............................................................    6,585          7,871        9,062
       NOW and money market...............................................   44,932         55,433       48,813
       Certificates of deposit under $100,000 and other time deposits.....   31,443         31,383       40,018
       Certificates of deposit $100,000 and over..........................   10,086         12,699        8,471
                                                                           --------       --------     --------
          Total interest on deposits......................................   93,046        107,386      106,364
   Borrowings.............................................................    3,146         13,644        6,888
                                                                           --------       --------     --------
          Total interest expense..........................................   96,192        121,030      113,252
                                                                           --------       --------     --------
Net interest income.......................................................  170,305        167,072      175,485
Provision for loan losses.................................................    8,041          8,700        8,700
                                                                           --------       --------     --------
Net interest income after provision for loan losses.......................  162,264        158,372      166,785
                                                                           --------       --------     --------
Noninterest Income:
   Investment management income...........................................   15,722         13,567       14,290
   Service charges on deposit accounts....................................   14,294         13,875       18,330
   Mortgage servicing income..............................................    3,564          4,079        3,589
   Gains on sales of loans, net...........................................   11,207          2,818        5,361
   Credit card income, net................................................    3,964          5,349        5,545
   Insurance commissions, net.............................................    3,391          2,894        2,538
   Other..................................................................   11,591         10,527       13,750
                                                                           --------       --------     --------
          Total noninterest income........................................   63,733         53,109       63,403
                                                                           --------       --------     --------
Noninterest Expense:
   Salaries...............................................................   61,425         55,447       61,732
   Employee benefits......................................................   13,426          9,124       13,138
   Net occupancy expense..................................................   17,744         16,213       21,379
   Amortization of intangibles............................................    2,963          2,101        4,022
   Special charges........................................................       --            833       58,472
   Other..................................................................   40,202         41,043       44,866
                                                                           --------       --------     --------
          Total noninterest expense.......................................  135,760        124,761      203,609
                                                                           --------       --------     --------
Income before income taxes................................................   90,237         86,720       26,579
Income tax expense........................................................   31,736         28,033       29,075
                                                                           --------       --------     --------
Net income (loss)......................................................... $ 58,501       $ 58,687     $ (2,496)
                                                                           ========       ========     ========
Basic earnings (loss) per share........................................... $   1.82       $   1.74     $  (0.07)
Diluted earnings (loss) per share.........................................     1.80           1.72        (0.07)
Dividends per share.......................................................     0.76           0.75         0.65
Weighted average common shares outstanding................................   32,164         33,761       35,216
Weighted average common and common equivalent shares outstanding..........   32,547         34,100       35,216

  The accompanying notes are an integral part of these consolidated financial statements.

                            CHITTENDEN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME

Years ended December 31, 2001, 2000 and 1999
                                 (In thousands)


                                                                                                        Accumulated Director's
                                                        Comp--                                          Other Comp-  Deferred
                                                       rehensive Common             Retained  Treasury   rehensive    Comp.
                                                        Income   Stock    Surplus   Earnings   Stock      Income      Stock
                                                       --------- -------  --------  --------  --------  ----------- ----------
Balance at December 31, 1998..........................           $37,692  $180,893  $214,329  $(49,650)  $  6,462     $2,102
Comprehensive Income:
Net income (loss)..................................... $ (2,496)      --        --    (2,496)       --         --         --
   Total Other Comprehensive Income (Note 8)..........  (13,480)      --        --        --        --    (13,480)        --
                                                       --------
   Total Comprehensive Income......................... $(15,976)
                                                       ========
Cash dividends ($0.65 per share)......................                --        --   (22,815)       --         --         --
Shares issued/forfeited under various stock plans, net               234     2,476       326     6,250         --         --
Amortization of deferred compensation for restricted
 stock earned.........................................                --        --        --        --         --         --
Directors deferred compensation.......................                --        --        --        --         --        347
Cash paid for fractional shares.......................                --       (37)       --        --         --         --
Treasury stock retired in connection with acquisition
 of VFSC..............................................            (2,451)  (40,925)       --    43,376         --         --
                                                                 -------  --------  --------  --------   --------     ------
Balance at December 31, 1999..........................            35,475   142,407   189,344       (24)    (7,018)     2,449
Comprehensive Income:
Net income (loss)..................................... $ 58,687       --        --    58,687        --         --         --
   Total Other Comprehensive Income (Note 8)..........    7,182       --        --        --        --      7,182         --
                                                       --------
   Total Comprehensive Income......................... $ 65,869
                                                       ========
Cash dividends ($0.75 per share) .....................                --        --   (25,484)       --         --         --
Shares issued/forfeited under various stock plans, net               261     3,920      (407)      865         --         --
Amortization of deferred compensation for restricted
 stock earned.........................................                --        --        --        --         --         --
Directors deferred compensation.......................                --        --        --        --         --        965
Purchase of treasury stock............................                --        --        --   (66,478)        --         --
                                                                 -------  --------  --------  --------   --------     ------
Balance at December 31, 2000..........................            35,736   146,327   222,140   (65,637)       164      3,414
Comprehensive Income:
   Net income (loss).................................. $ 58,501       --        --    58,501        --         --         --
   Total Other Comprehensive Income (Note 8)..........    8,457       --        --        --        --      8,457         --
                                                       --------
   Total Comprehensive Income......................... $ 66,958
                                                       ========
Cash dividends ($0.76 per share)......................                --        --   (24,661)       --         --         --
Shares issued/forfeited under various stock plans, net                 7      (640)      697     2,377         --       (143)
Amortization of deferred compensation for restricted
 stock earned.........................................                --        --        --        --         --         --
Directors deferred compensation.......................                --        --        --        --         --        475
Purchase of treasury stock............................                --        --        --   (16,473)        --         --
                                                                 -------  --------  --------  --------   --------     ------
Balance at December 31, 2001..........................           $35,743  $145,687  $256,677  $(79,733)  $  8,621     $3,746
                                                                 =======  ========  ========  ========   ========     ======

                                                        Unearned
                                                       Portion of  Total
                                                        Employee   Stock-
                                                       Restricted holders'
                                                         Stock     Equity
                                                       ---------- --------
Balance at December 31, 1998..........................   $(266)   $391,562
Comprehensive Income:
Net income (loss).....................................      --      (2,496)
   Total Other Comprehensive Income (Note 8)..........      --     (13,480)

   Total Comprehensive Income.........................

Cash dividends ($0.65 per share)......................      --     (22,815)
Shares issued/forfeited under various stock plans, net      --       9,286
Amortization of deferred compensation for restricted
 stock earned.........................................      93          93
Directors deferred compensation.......................      --         347
Cash paid for fractional shares.......................      --         (37)
Treasury stock retired in connection with acquisition
 of VFSC..............................................      --          --
                                                         -----    --------
Balance at December 31, 1999..........................    (173)    362,460
Comprehensive Income:
Net income (loss).....................................      --      58,687
   Total Other Comprehensive Income (Note 8)..........      --       7,182

   Total Comprehensive Income.........................

Cash dividends ($0.75 per share) .....................      --     (25,484)
Shares issued/forfeited under various stock plans, net      --       4,639
Amortization of deferred compensation for restricted
 stock earned.........................................      95          95
Directors deferred compensation.......................      --         965
Purchase of treasury stock............................      --     (66,478)
                                                         -----    --------
Balance at December 31, 2000..........................     (78)    342,066
Comprehensive Income:
   Net income (loss)..................................      --      58,501
   Total Other Comprehensive Income (Note 8)..........      --       8,457

   Total Comprehensive Income.........................

Cash dividends ($0.76 per share)......................      --     (24,661)
Shares issued/forfeited under various stock plans, net     (66)      2,232
Amortization of deferred compensation for restricted
 stock earned.........................................      57          57
Directors deferred compensation.......................      --         475
Purchase of treasury stock............................      --     (16,473)
                                                         -----    --------
Balance at December 31, 2001..........................   $ (87)   $370,654
                                                         =====    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            CHITTENDEN CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   Years Ended December 31,
                                                                                               -------------------------------
                                                                                                 2001       2000       1999
                                                                                               ---------  ---------  ---------
                                                                                                        (in thousands)
Cash Flows From Operating Activities:
   Net income (loss).......................................................................... $  58,501  $  58,687  $  (2,496)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Provision for loan losses...............................................................     8,041      8,700      8,700
      Depreciation............................................................................     6,130      5,296      8,780
      Amortization of intangible assets.......................................................     2,963      2,101      4,022
      Amortization (accretion) of premiums, fees, and discounts, net..........................     2,514      1,461     (1,696)
      Merger related expenses.................................................................        --         --     49,866
      Write-off of impaired intangible assets.................................................        --         --     21,129
      Loss (gain) on branch sales.............................................................        --        833    (12,523)
      Investment securities (gains) losses....................................................        72        393         --
      Deferred (prepaid) income taxes.........................................................     7,808     15,168     (8,895)
      Loans originated and purchased for sale.................................................  (485,516)  (182,600)  (330,832)
      Proceeds from sales of loans............................................................   491,465    182,423    386,951
      Gains on sales of loans, net............................................................   (11,207)    (2,818)    (5,361)
   Changes in assets and liabilities:
      Accrued interest receivable.............................................................     3,153       (416)     2,011
      Other assets............................................................................    (6,555)     3,826      3,610
      Accrued expenses and other liabilities..................................................    15,550    (22,346)    (4,173)
                                                                                               ---------  ---------  ---------
         Net cash provided by operating activities............................................    92,919     70,708    119,093
                                                                                               ---------  ---------  ---------
Cash Flows From Investing Activities:
   Cash acquired, net of cash paid in acquisition of Maine Bank & Trust.......................     8,001         --         --
   Net cash used in branch divestitures.......................................................        --    (22,195)  (265,142)
   Proceeds from sale (purchase) of Federal Home Loan Bank stock..............................      (616)     6,065      5,100
   Proceeds from sales of securities available for sale.......................................   203,485    156,305    109,394
   Proceeds from maturing securities and principal payments on securities available for sale..   387,374    269,339    922,556
   Purchases of securities available for sale.................................................  (814,214)  (352,669)  (711,153)
   Loans originated, net of principal repayments..............................................   179,533     (6,468)  (301,512)
   Purchases of premises and equipment........................................................    (3,478)   (16,702)    (9,715)
                                                                                               ---------  ---------  ---------
         Net cash provided by (used in) investing activities..................................   (39,915)    33,675   (250,472)
                                                                                               ---------  ---------  ---------
Cash Flows From Financing Activities:
   Net increase (decrease) in deposits........................................................   165,014    113,888    (32,493)
   Net increase (decrease) in borrowings......................................................   (49,348)  (103,166)    61,010
   Cash paid for fractional shares............................................................        --         --        (37)
   Proceeds from issuance of treasury and common stock........................................     1,866      3,714      9,479
   Dividends on common stock..................................................................   (24,661)   (25,484)   (22,815)
   Repurchase of common stock.................................................................   (16,473)   (66,478)        --
                                                                                               ---------  ---------  ---------
         Net cash provided by (used in) financing activities..................................    76,398    (77,526)    15,144
                                                                                               ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents..........................................   129,402     26,857   (116,235)
Cash and cash equivalents at beginning of year................................................   178,621    151,764    267,999
                                                                                               ---------  ---------  ---------
Cash and cash equivalents at end of year...................................................... $ 308,023  $ 178,621  $ 151,764
                                                                                               =========  =========  =========
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Interest................................................................................ $  97,923  $ 120,267  $ 114,340
      Income taxes............................................................................    27,213     24,816     18,160
   Non-cash investing and financing activities:
      Portfolio loans transferred to loans held for sale......................................        --     39,029         --
      Loans transferred to other real estate owned............................................     2,014      2,026      1,066
      Issuance of treasury and restricted stock...............................................       612         70         52
   Assets acquired and liabilities assumed through acquisitions:
      Fair value of assets acquired...........................................................   239,253         --         --
      Fair value of liabilities assumed.......................................................   212,389         --         --
      Cash paid...............................................................................    47,452         --         --
      Excess of cost over fair value of net assets acquired...................................    20,590         --         --

  The accompanying notes are an integral part of these consolidated financial statements.

                            CHITTENDEN CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1  Summary of Significant Accounting Policies

  Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of Chittenden Corporation (the "Company") and its subsidiaries: Chittenden Trust Company (CTC), and its subsidiaries The Pomerleau Agency (Pomerleau) and Chittenden Securities, Inc. (CSI); The Bank of Western Massachusetts (BWM); Flagship Bank & Trust Company (FBT); Maine Bank & Trust (MBT); and Chittenden Connecticut Corporation (CCC). (CTC, BWM, FBT, and MBT are collectively referred to as the "Banks.") All material intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year balances to conform to the current year presentation.

  Nature of Operations

   CTC operates fifty-three branches throughout the state of Vermont, one branch in New Hampshire and eleven branches in New Hampshire under the trade name "First Savings of New Hampshire". BWM operates twelve branches in the western Massachusetts area, FBT operates seven branches in the greater Worcester, Massachusetts area, and MBT operates fifteen branches in the greater Portland, Maine area. The Banks' primary business is providing loans, deposits, and other banking services to commercial, individual, and public sector customers. CCC is a mortgage banking operation with offices in Burlington, Vermont, Brattleboro, Vermont and Lexington, Massachusetts. The Pomerleau Agency is an independent insurance agency with offices in Rutland and Burlington, Vermont, as well as Springfield, Massachusetts and Manchester, New Hampshire operating under the trade name "Chittenden Insurance Agency". Chittenden Securities, Inc. is a registered broker/dealer providing brokerage services to its customers through existing branch locations located in Vermont, Massachusetts, and New Hampshire.

  Use of Estimates in the Preparation of Financial Statements

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, deferred tax assets, mortgage-servicing assets and the unrealized gains (losses) on investment securities.

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

                            CHITTENDEN CORPORATION

  Loans

   Loans are stated at the amount of unpaid principal, net of unearned discounts, unearned net loan origination fees and net of any government agency guarantees. Such fees and discounts are accreted using methods that approximate the effective-interest method.

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

  Allowance for Loan Losses

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

   Adequacy of the allowance is determined using a consistent, systematic methodology which analyzes the size and risk of the loan portfolio. In addition to evaluating the collectibility of specific loans when determining the adequacy of the allowance for loan losses, management also takes into consideration other factors such as changes in the mix and volume of the loan portfolio, historic loss experience, the amount of delinquencies and loans adversely classified, and economic trends. The adequacy of the allowance for loan losses is assessed by an allocation process whereby specific loss allocations are made against certain adversely classified loans, and general loss allocations are made against segments of the loan portfolio which have similar attributes. The Company's historical loss experience, industry trends, and the impact of the local and regional economy on the Company's borrowers, were considered by management in determining the adequacy of the allowance for loan losses.

   The allowance for loan losses is increased by provisions charged against current earnings. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is doubtful. Recoveries on loans previously charged off are credited to the allowance. Management believes that the allowance for loan losses is adequate. While management uses available information to assess possible losses on loans, future additions to the allowance may be necessary. In addition, various regulatory agencies periodically review the Company's allowance for loan losses as an integral part of their examination process. Such agencies may require the Company to recognize additions to the allowance based on judgements different from those of management.

   Credit quality of the commercial portfolios is quantified by a corporate credit rating system designed to parallel regulatory criteria and categories of loan risk. Individual lenders monitor their loans to ensure appropriate rating assignments are made on a timely basis. Risk ratings and quality of both commercial and consumer credit portfolios are also assessed on a regular basis by an independent Credit Review Department,

                            CHITTENDEN CORPORATION
which reports to the Executive Vice President in charge of Credit Policy and Administration. Credit Review personnel conduct ongoing portfolio trend analyses and individual credit reviews to evaluate loan risk and compliance with corporate lending policies. Results and recommendations from this process provide senior management and the Board of Directors with independent information on loan portfolio condition. The Board of Directors monitors asset quality throughout the year. Consumer and residential real estate loan quality is evaluated on the basis of delinquency data and other credit data available due to the large number of such loans and the relatively small size of individual credits. Historical trend analyses are reviewed on a monthly basis by senior management and the Company's Board of Directors.

   Key elements of the above estimates, including assumptions used in developing independent appraisals, are dependent on the economic conditions prevailing at the time such estimates are made. Accordingly, uncertainty exists as to the final outcome of certain valuation judgments as a result of changes in economic conditions in the Banks' lending areas.

  Loan Origination and Commitment Fees

   Loan origination and commitment fees, and certain loan origination costs, are deferred and amortized over the contractual term of the related loans as yield adjustments using primarily the level-yield method. When loans are sold or paid off, the unamortized net fees and costs are recognized in income. Net deferred loan fees amounted to $6,835,000 and $6,096,000 at December 31, 2001 and 2000, respectively.

  Mortgage Servicing Rights

   Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. The Company utilizes a single stratum for measuring the fair value of its mortgage servicing rights because of the homogeneity of its serviced loan portfolio. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions.

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

                            CHITTENDEN CORPORATION

  Intangible Assets

   Intangible assets include the excess of the purchase price over the fair value of net assets acquired (goodwill) in the acquisitions of Eastern Bancorp, BWM, MBT and Pomerleau, as well as a core deposit intangible related to BWM and the acquisition of certain trust business by VNB. Goodwill is being amortized on a straight-line basis over 15 years. The core deposit intangible is being amortized on an accelerated basis over 10 years. The Company periodically evaluates intangible assets for impairment on the basis of whether these assets are fully recoverable from projected, undiscounted net cash flows of the related acquired entity.

   In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"). Statement No. 141 requires that the purchase accounting method be used for all business combinations initiated after June 30, 2001.

   The Company will adopt Statement of Financial Accounting Standards, No. 142, Goodwill and Other Intangible Assets (SFAS 142), effective January 1, 2002. Statement No. 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill and requires periodic evaluation of the impairment of goodwill balances using a fair value test. In relation to SFAS 142, the Company expects that its annualized goodwill amortization of $2.7 million will be eliminated beginning in 2002.

  Income Taxes

   The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled.

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

  Investment Management

   Trust administered assets of approximately $5.7 billion and $5.2 billion at December 31, 2001 and 2000, respectively, held by the Banks in a fiduciary or agency capacity for customers, are not included in the accompanying consolidated balance sheets as they are not assets of the Company. Trust income is recorded on the cash basis (which approximates the accrual basis) in accordance with industry practice.

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

                            CHITTENDEN CORPORATION

  Insurance Commissions

   Insurance commissions income is recognized when billed to the customer, net of commissions paid to the producing agent. In addition, certain contingent commissions may be received by the Company, from underwriting companies, based on its ability to meet sales goals and loss experience targets. These contingent commissions are recognized as income when received.

  Stock-Based Compensation

   Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has provided Pro Forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method had been applied. The Pro Forma disclosures include effects of all awards granted on or after January 1, 1995. (See Note 9.)

  Recently Adopted Accounting Policies

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes the accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment. Statement 133, was effective for the Company's fiscal year beginning January 1, 2001. The Company's derivatives include certain commitments to fund mortgage loans, which are intended for sale and the related forward sale agreements with investors. Adoption did not have a material impact on the Company's financial position or results of operation.

   During 2001, the Company adopted Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140"). SFAS 140 replaces FASB Statement No. 125 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement 125's provisions without reconsideration. The adoption of this statement did not have a material impact on the Company's financial position or results of operation.

Note 2   Acquisitions and Divestitures

  Maine Bank & Trust

   On April 30, 2001, the Company acquired Maine Bank Corp., headquartered in Portland, Maine and its subsidiary, Maine Bank & Trust for $49.25 million in cash. In accordance with the purchase agreement, certain transaction related costs borne by the seller were deducted from the purchase price, so that the net amount paid was $47.4 million. The acquisition has been accounted for as a purchase and, accordingly, the operations of Maine Bank & Trust (MBT) are included in these financial statements from the date of acquisition.

                            CHITTENDEN CORPORATION

   The purchase price has been allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired has been recorded as goodwill. The fair value of these assets and liabilities is summarized as follows (in thousands):

               Cash and cash equivalents............. $  55,453
               FHLB Stock............................       686
               Securities available for sale.........     5,034
               Net loans.............................   168,860
               Premises and equipment................     5,798
               Goodwill..............................    20,590
               Prepaid expenses and other assets.....     3,422
               Deposits..............................  (212,425)
               Accrued expenses and other liabilities        34
                                                      ---------
               Total cash paid....................... $  47,452
                                                      =========

   Following is supplemental information, on an operating level, reflecting selected pro forma results as if this acquisition had been consummated as of January 1, 1999 (in thousands, except EPS):

                                                   For the years ended
                                                       December 31,
                                                --------------------------
                                                  2001     2000     1999
                                                -------- -------- --------
     Total revenue............................. $240,105 $238,740 $238,888
     Operating income before income taxes......   91,208   91,538   86,925
     Operating net income......................   58,967   61,601   56,322
     Operating diluted earnings per share (EPS)     1.81     1.81     1.57

   Total revenue includes net interest income and noninterest income.

  Vermont Financial Services Corporation

   On May 28, 1999, the Company acquired Vermont Financial Services Corp. of Brattleboro, Vermont for stock. VFSC's subsidiary banks included Vermont National Bank, headquartered in Brattleboro, Vermont and United Bank, headquartered in Greenfield, Massachusetts. Under the agreement, VFSC shareholders received 1.07 shares of Chittenden Corporation common stock for each share of VFSC stock. Total shares outstanding of Chittenden Corporation stock increased by approximately 17.5 million shares as a result of the acquisition. Based on the closing price of Chittenden stock as of May 28, 1999, the market value of the shares exchanged totaled $387.2 million. The acquisition was accounted for as a pooling of interests.

   Special charges of $58.5 million (pre-tax) were recorded during 1999 related to the VFSC transaction. These charges included merger related expenses of $49.9 million, and $21.1 million related to the write-off of impaired goodwill, less a net gain of $12.5 million from branch sales (see below). The merger related expenses included asset disposal write-downs of $23.9 million, and conversion, severance and transaction costs, such as legal, advisory and accounting fees which totaled $26.0 million. The impaired goodwill, which related to VFSC's purchase of Eastern Bancorp, was written-off as a result of divestitures required by the U.S. Department of Justice and the Federal Reserve. On an after-tax basis, special charges amounted to $57.4 million in 1999. Included in accrued expenses and other liabilities at December 31, 2001, are merger-related expenses totaling $313,000, which will be paid in future periods.

                            CHITTENDEN CORPORATION

   The change in accrued merger related expenses at December 31, 2001 is summarized below:

                               Accrual                             Accrual
                            Balance As of         Less:         Balance as of
                          December 31, 2000 Cash Transactions December 31, 2001
                          ----------------- ----------------- -----------------
Compensation and Benefits      $1,218             $905              $313
                               ------             ----              ----
   Total.................      $1,218             $905              $313
                               ======             ====              ====

   As noted above, the Company recognized a net $12.5 million gain on branch sales in 1999. One of the conditions of regulatory approval of the VFSC transaction was the divestiture of eighteen VNB branches. Seventeen of the required divestitures were completed in 1999. The final branch divestiture was completed in the first quarter of 2000. Divested in the sale of the eighteen branches were $131.5 million in loans, $469.2 million in deposits and $9.0 million in fixed assets. Total cash transferred to the buyers was $287.3 million. To fund the cash transferred, $92.1 million and $70.0 million in securities available for sale were sold in 2000 and 1999, respectively, at losses of $688,000 and $1,148,000, which are netted in the $833,000 loss and the $12.5 million gain on the branch sales in 2000 and 1999, respectively.

Note 3  Securities

   Investment securities at December 31, 2001 and 2000 are as follows:

                                                     Amortized Unrealized Unrealized  Fair
                                                       Cost      Gains      Losses    Value
                                                     --------- ---------- ---------- --------
                                                                  (in thousands)
2001
Securities Available for Sale:
   U.S. Treasury securities......................... $  3,296   $    80    $    --   $  3,376
   U.S. government agency obligations...............  228,189     4,651       (247)   232,593
   Obligations of states and political subdivisions.    4,663        65         --      4,728
   Mortgage-backed securities.......................  371,631     4,489     (1,457)   374,663
   Corporate bonds and notes........................  172,636     5,958        (82)   178,512
   Other debt securities............................      923        --         --        923
   Marketable equity securities.....................   31,700        --         --     31,700
                                                     --------   -------    -------   --------
Total securities available for sale................. $813,038   $15,243    $(1,786)  $826,495
                                                     ========   =======    =======   ========
2000
Securities Available for Sale:
   U.S. Treasury securities......................... $  4,696   $    28    $    --   $  4,724
   U.S. government agency obligations...............  251,778       751       (703)   251,826
   Obligations of states and political subdivisions.    6,133        19        (10)     6,142
   Mortgage-backed securities.......................  152,377     1,048       (523)   152,902
   Corporate bonds and notes........................  163,948       627       (969)   163,606
   Other debt securities............................      833        --         --        833
   Marketable equity securities.....................    5,250        --         (2)     5,248
                                                     --------   -------    -------   --------
Total securities available for sale................. $585,015   $ 2,473    $(2,207)  $585,281
                                                     ========   =======    =======   ========

   Proceeds from sales of debt securities amounted to $203,485,000, $156,305,000 and $109,394,000 in 2001, 2000, and 1999, respectively. Realized losses on sales of debt securities were $1,234,000 and $469,000 in 2001

                            CHITTENDEN CORPORATION
and 2000, respectively. Realized losses in 2000 and 1999 of $688,000 and $1,148,000, respectively, were netted against the gain on sale of branch divestitures, since all sales were to fund cash transferred to the acquirers. Realized gains on sales of debt securities were $1,162,000 and $76,000 in 2001 and 2000, respectively.

   The market value of securities pledged to secure U.S. Treasury borrowings, public deposits, securities sold under agreements to repurchase, and for other purposes required by law, amounted to $205,530,000 and $258,539,000 at December 31, 2001 and 2000, respectively.

   The following table shows the maturity distribution of the amortized cost of the Company's investment securities at December 31, 2001, with comparative totals for 2000. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations:

                                                 After One  After Five
                                                    But        But
                                         Within    Within     Within     After   No Fixed
                                        One Year Five Years Ten Years  Ten Years Maturity  Total
                                        -------- ---------- ---------- --------- -------- --------
                                                              (in thousands)
Investment Securities:
   U.S. Treasury securities............ $  1,999  $  1,297   $     --   $    --    $ --   $  3,296
   U.S. government agency obligations..    9,892    91,496    126,801        --      --    228,189
   Obligations of states and political
     subdivisions......................    3,203     1,335         60        65      --      4,663
   Mortgage-backed securities (1)......   88,899   194,136     68,083    20,513      --    371,631
   Corporate bonds and notes...........   36,717   135,919         --        --      --    172,636
   Other debt securities...............       50       853         20        --      --        923
   Marketable equity securities........   31,700        --         --        --      --     31,700
                                        --------  --------   --------   -------    ----   --------
Total investment securities............ $172,460  $425,036   $194,964   $20,578    $ --   $813,038
                                        ========  ========   ========   =======    ====   ========
Comparative totals for 2000............ $145,457  $391,368   $ 44,315   $ 3,625    $250   $585,015

--------
(1)Maturities of mortgage-backed securities are based on contractual payments and estimated mortgage loan prepayments.

   The following table shows the maturity distribution of the fair value of the Company's investment securities at December 31, 2001, with comparative totals for 2000. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations:

                                                 After One  After Five
                                                    But        But
                                         Within    Within     Within     After   No Fixed
                                        One Year Five Years Ten Years  Ten Years Maturity  Total
                                        -------- ---------- ---------- --------- -------- --------
                                                              (in thousands)
Investment Securities:
   U.S. Treasury securities............ $  2,049  $  1,327   $     --   $    --    $ --   $  3,376
   U.S. government agency obligations..   10,083    92,638    129,872        --      --    232,593
   Obligations of states and political
     subdivisions......................    3,243     1,360         60        65      --      4,728
   Mortgage-backed securities (1)......   89,624   195,720     68,638    20,681      --    374,663
   Corporate bonds and notes...........   37,167   141,345         --        --      --    178,512
   Other debt securities...............       50       853         20        --      --        923
   Marketable equity securities........   31,700        --         --        --      --     31,700
                                        --------  --------   --------   -------    ----   --------
Total investment securities............ $173,916  $433,243   $198,590   $20,746    $ --   $826,495
                                        ========  ========   ========   =======    ====   ========
Comparative totals for 2000............ $145,638  $391,231   $ 44,540   $ 3,924    $248   $585,281

--------
(1)Maturities of mortgage-backed securities are based on contractual repayments and estimated mortgage loan prepayments.

                            CHITTENDEN CORPORATION

Note 4  Loans

   Major classifications of loans at December 31, 2001 and 2000 are as follows:

                                              2001        2000
                                           ----------  ----------
                                               (in thousands)
             Commercial................... $  645,231  $  599,492
             Real estate:
                Residential...............    672,666     884,024
                Commercial................    903,819     723,339
                Construction..............     79,801      57,701
                                           ----------  ----------
                    Total real estate.....  1,656,286   1,665,064
             Home equity..................    182,895     140,150
             Consumer.....................    255,343     314,914
             Lease financing..............     98,422     136,478
                                           ----------  ----------
                    Total gross loans.....  2,838,177   2,856,098
             Allowance for loan losses....    (45,268)    (40,255)
                                           ----------  ----------
             Net loans.................... $2,792,909  $2,815,843
                                           ==========  ==========
             Loans held for sale.......... $   50,208  $   44,950
                                           ==========  ==========

   Lease financing receivable includes the estimated residual value of leased vehicles of approximately $66,786,000 and $86,771,000 at December 31, 2001 and 2000, respectively, and is net of unearned interest income of approximately $13,220,000 and $21,643,000 at those dates.

   Acquired in the MBT transaction were loans totaling $172.9 million, of which $45.6 million were commercial loans; $80.5 million were commercial real estate loans; $9.0 million were residential real estate loans, including construction loans; $34.2 million were home equity loans; and $3.6 million were consumer loans.

   CTC's lending activities are conducted primarily in Vermont and New Hampshire, with additional activity relating to nearby trading areas in Quebec, New York, and Connecticut. BWM's lending activities are conducted primarily in the western Massachusetts area while FBT's lending activities are conducted primarily in the greater Worcester, Massachusetts area. MBT's lending activities are conducted primarily in the southern Maine area. The Banks make single-family and multi-family residential loans, commercial real estate loans, commercial loans, and a variety of consumer loans. In addition, the Banks make loans for the construction of residential homes, multi-family and commercial properties, and for land development. The ability and willingness of the Banks' borrowers to honor their repayment commitments are impacted by many factors, including the level of overall economic activity within the borrowers' geographic areas.

   Changes in the allowance for loan losses are summarized as follows:

                                               2001      2000      1999
                                             --------  --------  --------
                                                    (in thousands)
     Balance at beginning of year........... $ 40,255  $ 41,079  $ 41,209
     Allowance acquired through acquisitions    4,083        --        --
     Provision for loan losses..............    8,041     8,700     8,700
     Loan recoveries........................    3,348     3,915     4,586
     Loans charged off......................  (10,459)  (13,439)  (13,416)
                                             --------  --------  --------
     Balance at end of year................. $ 45,268  $ 40,255  $ 41,079
                                             ========  ========  ========

                            CHITTENDEN CORPORATION

   The principal amount of loans on nonaccrual status was $12,374,000 and $11,376,000 at December 31, 2001 and 2000, respectively. There were no loans whose terms have been substantially modified in troubled debt restructurings during 2001, 2000 and 1999. At December 31, 2001, the Banks were not committed to lend any additional funds to borrowers with loans whose terms have been restructured.

   The amount of interest which was not earned but which would have been earned had nonaccrual loans performed in accordance with their original terms and conditions was as follows:

                                                          2001   2000   1999
                                                         ------ ------ ------
                                                            (in thousands)
  Interest income in accordance with original loan terms $1,375 $3,964 $1,365
  Interest income recognized............................    535  3,090    454
                                                         ------ ------ ------
  Reduction in interest income.......................... $  840 $  874 $  911
                                                         ====== ====== ======

   The recorded investment in loans that were considered to be impaired under SFAS 114 was $7,177,000, $6,794,000 and $4,049,000 in 2001, 2000 and 1999,
respectively. Information regarding the impaired loans is as follows:

                                                              December 31,
                                                          --------------------
                                                           2001   2000   1999
                                                          ------ ------ ------
                                                             (in thousands)
 Impaired loans with no specific reserve................. $1,562 $4,107 $1,949
 Impaired loans with a specific reserve..................  5,615  2,687  2,100
 Specific reserve for impaired loans.....................  1,900  1,440    637
 Average investment in impaired loans during the year....  7,415  6,627  4,412
 Cash-basis interest income recognized during the year...     90    183     58
 Accrual-basis interest income recognized during the year     86    153     --

   Residential mortgage loans serviced for others, which are not reflected in the consolidated balance sheets, totaled approximately $1.961 billion and $1.991 billion at December 31, 2001 and 2000, respectively. No recourse provisions exist in connection with such servicing.

   The following table is a summary of activity for mortgage servicing rights purchased and originated for three years ended December 31, 2001:

                                        Purchased Originated  Total
                                        --------- ---------- -------
                                               (in thousands)
           Balance at December 31, 1998  $4,789    $ 8,383   $13,172
              Additions................      --      3,259     3,259
              Amortization.............    (598)    (1,590)   (2,188)
                                         ------    -------   -------
           Balance at December 31, 1999   4,191     10,052    14,243
              Additions................      --      1,654     1,654
              Amortization.............    (565)    (1,163)   (1,728)
                                         ------    -------   -------
           Balance at December 31, 2000   3,626     10,543    14,169
              Additions................      --      4,080     4,080
              Amortization.............    (573)    (1,654)   (2,227)
                                         ------    -------   -------
           Balance at December 31, 2001  $3,053    $12,969   $16,022
                                         ======    =======   =======

   SFAS 140 requires enterprises to measure the impairment of servicing rights based on the difference between the carrying amount of the servicing rights and current fair value. At December 31, 2001 no allowance for impairment in the Company's mortgage servicing rights was necessary.

                            CHITTENDEN CORPORATION

Note 5  Premises and Equipment

   Premises and equipment at December 31, 2001 and 2000 are summarized as follows:

                                                                  Estimated
                                                                   Original
                                               2001      2000    Useful Lives
                                             --------  --------  ------------
                                               (in thousands)
   Land..................................... $  7,893  $  6,766      --
   Buildings and improvements...............   29,779    25,773  25-50 years
   Leasehold improvements...................   22,293    21,555  2-50 years
   Furniture and equipment..................   42,989    38,640  3-15 years
   Construction in progress.................        8     1,372      --
                                             --------  --------
   Premises and equipment, gross............  102,962    94,106
   Accumulated depreciation and amortization  (47,858)  (42,147)
                                             --------  --------
   Premises and equipment, net.............. $ 55,104  $ 51,959
                                             ========  ========

   Total depreciation expense amounted to approximately $6,130,000, $5,296,000 and $8,780,000 in 2001, 2000 and 1999.

   The Company is obligated under various noncancelable operating leases for premises and equipment expiring in various years through the year 2021. Total lease expense, net of income from subleases, amounted to approximately $3,646,000, $4,211,000 and $4,694,000 in 2001, 2000, and 1999, respectively.

   Future minimum rental commitments for noncancelable operating leases on premises and equipment with initial or remaining terms of one year or more at December 31, 2001 are as follows:

                                                   Lease
                  Year                          Obligations
                  ----                         --------------
                                               (in thousands)
                  2002........................    $ 3,785
                  2003........................      3,250
                  2004........................      2,903
                  2005........................      2,739
                  2006........................      2,069
                  Thereafter..................      5,011
                                                  -------
                  Total minimum lease payments    $19,757
                                                  =======

                            CHITTENDEN CORPORATION

Note 6  Borrowings

   Borrowings at December 31, 2001 and 2000 consisted of the following:

                                                                                   2001    2000
                                                                                  ------- -------
                                                                                  (in thousands)
Federal funds purchased, rate 6.50%, maturing January 2, 2001.................... $    -- $ 1,325
Securities sold under agreements to repurchase:
   Due through April 1, 2002, weighted average rate of 9.20%.....................  10,000      --
   Due through January 2, 2001, weighted average rate of 9.20%...................      --  10,000
U.S. Treasury borrowings, 1.41% in 2001 and 5.75% in 2000, due on demand.........      92  17,116
Note Payable, 6.30% in 2001 and 8.03% in 2000, due January 1, 2015...............     240     251
FHLB Advances:
   Affordable Housing Program, 5.14% in 2001 and 5.17% in 2000, due May 29, 2018.      --     330
   Maturing January 31, 2001 @ 6.69%.............................................      --  25,000
   Maturing February 2, 2001 @ 5.88%.............................................      --   5,000
   Maturing February 27, 2003 @ 5.77%............................................  11,925  11,925
   Maturing December 27, 2010 @ 4.80%, callable..................................  20,000  20,000
   Maturing April 19, 2011 @ 3.50%...............................................   1,592   1,632
   Maturing August 1, 2011 @ 5.00%...............................................     560     560
   Maturing October 29, 2013 @ 5.50%.............................................      --      32
   Maturing April 2, 2013 @ 5.50%................................................      --     586
                                                                                  ------- -------
Total Borrowings................................................................. $44,409 $93,757
                                                                                  ======= =======

   Short-term borrowings, securities sold under agreements to repurchase and U.S. treasury borrowings are collateralized by U.S. Treasury and agency securities, mortgage-backed securities and corporate notes. These assets had a carrying value and a market value of $12,396,000 and $12,910,000 respectively, at December 31, 2001, and $28,881,000 and $28,907,000, respectively, at
December 31, 2000. The borrowings from Federal Home Loan Bank of Boston are secured by mortgage loans held in the Company's loan portfolio. Federal funds purchased and note payables are unsecured.

   The following information relates to securities sold under agreements to repurchase:

                                                 2001      2000     1999
                                                -------  --------  -------
                                                      (in thousands)
    Average balance outstanding during the year $10,000  $ 45,452  $89,583
    Average interest rate during the year......    9.20%     6.23%    4.85%
    Maximum amount outstanding at any month-end $10,000  $136,699  $99,995

   The following information relates to U.S. Treasury borrowings:

                                                  2001     2000     1999
                                                 -------  -------  -------
                                                       (in thousands)
     Average balance outstanding during the year $ 4,672  $17,426  $13,138
     Average interest rate during the year......    4.81%    5.98%    4.73%
     Maximum amount outstanding at any month-end $20,664  $34,930  $37,369

                            CHITTENDEN CORPORATION

   The following information relates to FHLB borrowings:

                                                 2001      2000     1999
                                                -------  --------  -------
                                                      (in thousands)
    Average balance outstanding during the year $37,468  $146,818  $29,663
    Average interest rate during the year......    5.26%     6.39%    5.82%
    Maximum amount outstanding at any month-end $40,063  $220,095  $96,865

Note 7  Income Taxes

   Income tax expense consists of the following:

                                      2001     2000    1999
                                     -------  ------- -------
                                          (in thousands)
                  Current payable
                     Federal........ $20,600  $ 9,638 $33,786
                     State..........   3,328    3,227   4,184
                                     -------  ------- -------
                                      23,928   12,865  37,970
                  Deferred (prepaid)
                     Federal........   7,851   14,675  (8,548)
                     State..........     (43)     493    (347)
                                     -------  ------- -------
                                       7,808   15,168  (8,895)
                                     -------  ------- -------
                  Income tax expense $31,736  $28,033 $29,075
                                     =======  ======= =======

   Current income taxes receivable, included in other assets, were $6,961,000 and $2,878,000, at December 31, 2001 and 2000, respectively.

   The State of Vermont assesses a franchise tax for banks in lieu of a bank income tax. The franchise tax, assessed based on deposits, amounted to approximately $2,592,000, $2,749,000, and $2,975,000 in 2001, 2000, and 1999,
respectively. These amounts are included in income tax expense in the accompanying consolidated statements of operations. The Company is also taxed on income in the other states in which it operates.

   The following is a reconciliation of the provision for Federal income taxes, calculated at the statutory rate, to the recorded income tax expense:

                                                                   2001     2000     1999
                                                                  -------  -------  -------
                                                                        (in thousands)
Computed tax at statutory Federal rate........................... $31,583  $30,348  $ 9,331
Increase (decrease) in taxes from:
   Amortization and impairment of intangible assets..............     709      684   17,223
   Tax-exempt interest, net......................................  (1,275)  (1,421)  (1,638)
   Dividends received deduction..................................    (208)     (35)    (315)
   Non-deductible merger expenses................................      --       --    1,599
   State taxes, net of Federal tax benefit.......................   2,135    2,418    2,494
   Tax credits...................................................  (1,282)  (2,118)    (385)
   Other, net....................................................      74   (1,843)     766
                                                                  -------  -------  -------
       Total..................................................... $31,736  $28,033  $29,075
                                                                  =======  =======  =======
Effective income tax rate........................................    35.2%    32.3%   109.7%
Effective income tax rate excluding the effect of special charges    35.2%    34.2%    35.4%

                            CHITTENDEN CORPORATION

   The components of the net deferred tax liability at December 31, 2001 and 2000 are as follows:

                                                           2001       2000
                                                         ---------  ---------
                                                            (in thousands)
 Allowance for loan losses..............................  $ 16,814   $ 15,180
 Deferred compensation and pension......................     5,015      4,498
 Other real estate owned writedowns.....................        68        298
 Depreciation...........................................    (2,551)      (188)
 Accrued liabilities....................................       770        890
 Unrealized (gain) loss on securities available for sale    (4,835)      (102)
 Basis differences, purchase accounting.................       269        579
 Core deposit intangible................................      (594)      (777)
 Lease financing........................................   (21,762)   (18,127)
 Mortgage servicing.....................................    (5,169)    (4,420)
 Other..................................................    (3,010)      (275)
                                                         ---------  ---------
                                                         ($ 14,985) ($  2,444)
                                                         =========  =========

Note 8  Stockholders' Equity

  Treasury Stock

   The Company periodically repurchases its own stock under a share repurchase program originally authorized by the Board of Directors on January 19, 2000. Subsequent authorizations have increased the number of shares authorized to be repurchased under the program to six million shares. The Company repurchased 666,000 shares at a cost of $16.5 million during 2001 and 3,125,000 shares at a cost of $66.5 million in 2000.

  Dividends

   Dividends paid by the Banks are the primary source of funds available to the Company for payment of dividends to its stockholders and for other corporate needs. Applicable federal and state statutes, regulations, and guidelines impose restrictions on the amount of dividends that may be declared by the Banks.

   The Company paid dividends of $24,661,000, $25,484,000, and $22,815,000 during 2001, 2000, and 1999, respectively. These amounts represented $0.76, $0.75, and $0.65 per share.

  Surplus

   The payment of dividends by BWM and FBT to the Company are subject to Massachusetts banking law restrictions, which requires that the capital stock and surplus accounts of the banks must amount, in the aggregate, to at least 10% of the bank's deposit liability or there shall be transferred from net profits to the surplus account: (1) the amount required to increase the surplus account so that it, together with the capital stock, will amount to at least 10% of deposit liability, or (2) the amount required to increase the surplus account so that it shall amount to 50% of the common stock, and thereafter, the amount, not exceeding 50% of net profits, required to increase the surplus account so that it shall amount to 100% of capital stock. Because one or both of these tests were met at the individual banks, no transfers were made during the year.

                            CHITTENDEN CORPORATION

  Earnings Per Share

   The following table summarizes the calculation of basic and diluted earnings per share:

                                                                       2001         2000     1999
                                                                      -------     -------  -------
                                                                     (in thousands except per share
                                                                              information)
Net income (loss)................................................... $58,501      $58,687  $(2,496)
                                                                      -------     -------  -------
Weighted average common shares outstanding..........................  32,164       33,761   35,216
Dilutive effect of common stock equivalents.........................     383          339       --
                                                                      -------     -------  -------
   Weighted average common and common equivalent shares outstanding.  32,547       34,100   35,216
                                                                      =======     =======  =======
Basic earnings per share............................................ $  1.82      $  1.74  $ (0.07)
Dilutive effect of common stock equivalents.........................   (0.02)       (0.02)      --
                                                                      -------     -------  -------
Diluted earnings per share.......................................... $  1.80      $  1.72  $ (0.07)
                                                                      =======     =======  =======

   The following table summarizes options that could potentially dilute earnings per share in the future which were not included in the computation of the common stock equivalents because to do so would have been antidilutive:


                                            2001    2000     1999
                                           ------- ------- ---------
           Anti-dilutive options.......... 569,712 605,313 1,371,373
           Weighted average exercise price  $29.37  $28.14    $18.97

  Comprehensive Income

   Comprehensive income is the total of net income and all other non-owner changes in equity. The Company has chosen to display comprehensive income in the Consolidated Statements of Changes in Stockholders' Equity.

   The following table summarizes reclassification detail for other comprehensive income for the years:

                                                                                   2001   2000    1999
                                                                                  ------ ------ --------
                                                                                      (in thousands)
Unrealized gains (losses) on securities available for sale for period, net of tax $8,410 $6,479 $(14,254)
Reclassification adjustment for (gains) losses arising during period, net of tax.     47    703      774
                                                                                  ------ ------ --------
Total Other Comprehensive Income................................................. $8,457 $7,182 $(13,480)
                                                                                  ====== ====== ========

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

   Under the plans, certain key employees and directors are eligible to receive various types of stock incentives, including options to purchase a specified number of shares of stock at a specified price (including incentive stock options and non-qualified stock options); restricted stock which vests after a specified period of time; and non-employee directors' stock options to purchase stock at predetermined fixed prices over a five-year

                            CHITTENDEN CORPORATION
period. At December 31, 2001 and 2000, there were a total of 3,300,659 and 2,050,659 shares, respectively, available to be issued under the plans. Of these shares, 2,179,346 and 1,632,984 were issued at December 31, 2001 and 2000 respectively.

   During 2001, 3,175 shares of restricted stock were granted, with a weighted-average grant-date fair value of $23.81 per share. There were no similar grants of restricted stock issued in 1999 or 2000. Issuance of restricted stock results in a compensation charge.

   The following tables summarize information regarding the Company's stock option plans:

                                       Weighted
                                   Average Exercise
                                   Price Per Share   Options
                                   ---------------- ---------
                 December 31, 1998      $16.47      1,683,923
                    Granted.......       29.47        168,750
                    Exercised.....       13.75       (472,603)
                    Expired.......       23.04         (8,698)
                                        ------      ---------
                 December 31, 1999       18.97      1,371,372
                    Granted.......       24.70        138,750
                    Exercised.....       12.71       (306,116)
                    Expired.......       24.74        (17,114)
                                        ------      ---------
                 December 31, 2000       21.16      1,186,892
                    Granted.......       25.21        599,988
                    Exercised.....       15.62       (106,788)
                    Expired.......       28.03        (39,677)
                                        ------      ---------
                 December 31, 2001      $22.82      1,640,415
                                        ======      =========

Options Outstanding and Exercisable

                              Options Outstanding                Options Exercisable
December 31, 2001 ------------------------------------------- --------------------------
                              Weighted Average    Weighted                   Weighted
   Range of         Options      Remaining        Average       Options      Average
Exercise Prices:  Outstanding Contractual Life Exercise Price Outstanding Exercise Price
----------------  ----------- ---------------- -------------- ----------- --------------
  $3.29-$9.66        201,789        2.78           $ 8.76        201,789      $ 8.76
  $10.65-$15.04       41,223        1.66            11.78         41,223       11.78
  $15.72-$20.23      231,965        3.41            18.07        231,965       18.07
  $20.68-$25.08      526,976        8.41            23.76        447,976       23.73
  $25.19-$30.75      516,578        8.32            27.01        509,078       27.03
  $32.67-$45.02      121,884        6.44            37.01        105,634       35.77
                   ---------        ----           ------      ---------      ------
  $3.29-$45.02     1,640,415        6.67           $22.82      1,537,665      $22.51
                   =========        ====           ======      =========      ======

                            CHITTENDEN CORPORATION

   If compensation cost for these plans had been determined in accordance with SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts:

                                       2001         2000        1999
                                     -------       -------     -------
                                   (in thousands, except per share data)
        Net Income(Loss):
           As Reported............ $58,501       $58,687     $(2,496)
           Pro Forma..............  56,500        57,893      (4,427)
        Earnings (Loss) Per Share:
         Basic:
           As Reported............ $  1.82       $  1.74     $ (0.07)
           Pro Forma..............    1.76          1.72       (0.13)
         Diluted:
           As Reported............ $  1.80       $  1.72     $ (0.07)
           Pro Forma..............    1.74          1.70       (0.13)

   The SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995; the resulting pro forma compensation cost may not be representative of that to be expected in future years.

   The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999 :

                                          2001  2000  1999
                                          ----  ----  ----
                    Expected life (years) 7.49  7.80  7.60
                    Interest rate........ 4.92% 6.11% 6.40%
                    Volatility........... 21.9  29.7  29.6
                    Dividend yield....... 3.11% 3.28% 2.72%

   Using these assumptions, the weighted average fair value of options granted was $5.35, $6.82 and $7.67 in 2001, 2000 and 1999, respectively.

Note 10  Employee Benefits

  Pension Plan

   The Company has a noncontributory pension plan covering substantially all of its employees. Benefits are based on years of service and the level of compensation during the final years of employment. The Company's funding policy for the plan is to contribute annually the amount necessary to meet the minimum funding standards established by the Employee Retirement Income Security Act (ERISA). Additional contributions may be made at the election of the Company. This contribution is based on an actuarial method that recognizes estimated future salary levels and service.

   The changes in the benefit obligation for the years ended December 31, 2001 and 2000 are as follows:

                                                         2001     2000
                                                        -------  -------
                                                         (in thousands)
      Projected benefit obligation at beginning of year $36,840  $37,743
         Service cost..................................   1,679    1,575
         Interest cost.................................   2,905    2,786
         Plan amendments...............................      44       --
         Actuarial (gain) loss.........................   2,202   (2,277)
         Disbursements.................................  (3,544)  (2,687)
         Settlements or curtailments...................      --     (300)
                                                        -------  -------
      Projected benefit obligation at end of year...... $40,126  $36,840
                                                        =======  =======

                            CHITTENDEN CORPORATION

   The changes in the plan assets for the years ended December 31, 2001 and 2000 are as follows:

                                                     2001     2000
                                                    -------  -------
                                                     (in thousands)
          Fair value of assets at beginning of year $49,149  $45,808
             Actual return on plan assets..........  (7,467)   6,028
             Disbursements.........................  (3,544)  (2,687)
                                                    -------  -------
          Fair value of assets at end of year...... $38,138  $49,149
                                                    =======  =======

                                                                                        2001     2000
                                                                                       -------  -------
                                                                                        (in thousands)
Funded status......................................................................... $(1,988) $12,309
Prior service cost not yet recognized in net periodic pension cost....................  (4,098)  (4,764)
Unrecognized net transition asset being amortized over participants' period of service    (368)    (497)
Unrecognized net (gain) loss from past experience different from that assumed.........   5,513   (8,441)
                                                                                       -------  -------
Accrued pension cost included in accrued expenses and other liabilities............... $  (941) $(1,393)
                                                                                       =======  =======

                                                                                        2001     2000
                                                                                       -------  -------
Weighted-average assumptions as of December 31, 2001 and 2000:
Discount rate.........................................................................    7.25%    7.75%
Expected return on plan assets........................................................    9.00%    9.00%
Rate of compensation increase.........................................................    5.00%    5.00%


   Net pension expense components included in employee benefits in the consolidated statements of operations are as follows:

                                                 December 31,
                                          -------------------------
                                           2001     2000     1999
                                          -------  -------  -------
                                                (in thousands)
           Service cost.................. $ 1,679  $ 1,575  $ 2,438
           Interest cost.................   2,905    2,786    3,013
           Expected return on plan assets  (4,141)  (4,065)  (3,706)
                                          -------  -------  -------
           Net amortization:
              Prior service cost.........    (622)    (644)    (260)
              Net actuarial loss/(gain)..    (145)    (137)     (53)
              Transition amount..........    (128)    (129)    (131)
                                          -------  -------  -------
           Total amortization............    (895)    (910)    (444)
           Curtailment...................      --   (1,300)      --
                                          -------  -------  -------
           Net pension (income) expense.. $  (452) $(1,914) $ 1,301
                                          =======  =======  =======

   Amounts resulting from changes in actuarial assumptions used to measure the Bank's benefit obligations are not recognized as they occur, but are amortized systematically over subsequent periods.

   CTC has supplemental pension arrangements with certain retired employees. The liability, included in accrued expenses and other liabilities, related to such arrangements was $2,043,000 and $1,754,000 at December 31, 2001 and 2000, respectively.

                            CHITTENDEN CORPORATION

   The Company has established a supplemental executive retirement plan (SERP) for members of the executive management group. This unfunded plan is intended to cover only those benefits excluded from coverage under the Bank's qualified defined benefit pension plan as a result of IRS regulations. The design elements of this SERP mirror those of the Bank's qualified plan. In addition to the SERP, the Company has a separate arrangement with its Chief Executive Officer under which contributions are accrued based upon the Company's return on equity (ROE). An ROE of 10% is the minimum threshold at which any contribution will be made. Benefits are payable upon attaining the age of 55, except in the event of death or disability. The liability related to the SERPs, included in accrued expenses and other liabilities was $2,580,000 and $2,097,000 at December 31, 2001 and 2000 respectively. Expenses related to this plan were $483,000, $628,000 and $508,000 in 2001, 2000 and 1999, respectively.

  Other Benefit Plans

   CTC and its affiliates (the Banks) have an incentive savings and profit sharing plan to provide eligible employees with a means to save and invest a portion of their earnings, supplemented by contributions from the Banks. Investment in the Company's common stock is one of nine investment options available to employees, however, there are no restrictions on transfers or required holding periods.

   Eligible employees of the corporation may contribute, by salary reductions, up to 6% of their compensation as a basic employee contribution and may contribute up to an additional 10% of their compensation as a supplemental employee contribution. The corporation makes an incentive savings contribution in an amount equal to 35% of each employee's basic contribution. In 2001, 2000, and 1999, 60,477, 94,844, and 82,816 shares, respectively, of the Company's common stock were purchased through the incentive savings and profit sharing plan; $1,005,000, $1,006,000, and $1,347,000, respectively, were charged to expense for contributions and payments made or to be made under the plan.

   In 1997, the Company established a supplemental executive savings plan. This plan is intended to cover only those benefits excluded from coverage under the Corporation's qualified defined benefit pension plan as a result of IRS regulations. Under this plan, participants agree to elect a reduction in their earnings and the Company credits their retirement account in the amount of the reduction. This contribution, when combined with the regular pre-tax contributions, shall not exceed 16% of the individual's earnings. Expenses related to this plan were $32,906, $32,721 and $22,789 in 2001, 2000 and 1999, respectively, and are included in the contribution expenses above.

   CTC and its affiliates may also make an additional matching contribution to the incentive savings and profit sharing plan based on the extent to which the annual corporate profitability goals established by the Board of Directors are met. Expenses related to achievement of profitability goals totaled $501,000, $420,000, and $480,000, in 2001, 2000, and 1999, respectively.

   CTC also has an Executive Management Incentive Compensation Plan. Executives at defined levels of responsibility are eligible to participate in the plan. Incentive award payments are determined on the basis of corporate profitability and individual performance, with incentive awards ranging from zero to 100% of annual compensation. Expenses for this plan totaled $1,144,000, $108,000 and $671,000 in 2001, 2000, and 1999, respectively.

   The Company has a Directors' Deferred Compensation Plan. Under the plan, Directors may defer fees and retainers that would otherwise be payable currently. Deferrals may be made to an uninsured interest bearing account or an account recorded in equivalents of the Company's common stock. Directors are required to defer 50% of their compensation (and may defer as much as 100%) in the Company's common stock. Expenses for this plan totaled $787,000, $868,000, and $876,000 for 2001, 2000, and 1999, respectively. Based on these elections, shares, which will be issued under the plan, totaled 324,831 at December 31, 2001.

                            CHITTENDEN CORPORATION

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

   Financial instruments whose contractual amounts represent off-balance sheet risk at December 31, 2001 and 2000 are as follows:

                                                             2001     2000
                                                           -------- --------
                                                            (in thousands)
    Commitments to originate loans........................ $162,248 $ 66,211
    Unused home equity lines of credit....................  202,706  168,907
    Unused portions of credit card lines..................   27,976  137,469
    Standby letters of credit fully collateralized by cash   33,695   31,690
    Other standby letters of credit.......................   36,335   35,371
    Unadvanced portions of construction loans.............  119,462   60,605
    Equity investment commitments to limited partnerships.    7,221    3,465

Note 12  Commitments And Contingencies

   As nonmembers of the Federal Reserve System, the Banks are required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement, included in cash and cash equivalents, was $15,853,000 and $5,270,000 at December 31, 2001 and 2000, respectively.

   CTC has a contract for data processing services that extends to June 2005. Base fees to be paid during the remaining term of the contracts are approximately $28,710,000. Total fees to be paid may be the same as or exceed the base fees depending on additional services rendered and consumer price index changes during the remaining term of the contract.

                            CHITTENDEN CORPORATION

   The Company has entered into severance agreements with the Chief Executive Officer and several members of senior management. These agreements are triggered by a change of control under certain circumstances. Payments are equal to 2.99 times annual salary for the Chief Executive Officer and from 1 to 2 times annual salary for the individual participating members of senior management.

   Various legal claims against the Company arising in the normal course of business were outstanding at December 31, 2001. Management, after reviewing these claims with legal counsel, is of the opinion that the resolution of these claims will not have a material effect on the financial condition or results of operations of the Company.

Note 13  Other Noninterest Expense

   The components of other noninterest expense for the years presented are as follows:

                                             2001    2000    1999
                                            ------- ------- -------
                                                 (in thousands)
           Data processing................. $11,430 $11,160 $10,618
           Legal and professional..........   1,320   1,522   2,216
           Marketing.......................   2,746   2,749   3,143
           Software and supplies...........   4,884   4,722   4,755
           Net OREO and collection expenses      86      48    (147)
           Telephone.......................   2,799   3,118   3,979
           Postage.........................   2,338   2,553   3,147
           Other...........................  14,599  15,171  17,155
                                            ------- ------- -------
                                            $40,202 $41,043 $44,866
                                            ======= ======= =======

Note 14  Related Party Transactions

   Directors and executive officers of the Banks and their associates are credit customers of the Banks in the normal course of business. All loans and commitments included in such transactions are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons, and do not involve more than normal risk of collectibility or present other unfavorable features. An analysis of loans to directors and executive officers of the Banks and their associates, for 2001, is as follows (in thousands):

                Balance at                            Balance at
            December 31, 2000 Additions Reductions December 31, 2001
            ----------------- --------- ---------- -----------------
                 $30,649       $7,677     $7,438        $30,888
                 =======       ======     ======        =======

Note 15  Fair Value of Financial Instruments

  Cash and Cash Equivalents

   The carrying amounts for cash and cash equivalents approximate fair value because they mature in 90 days or less and do not present unanticipated valuation risk.

  Securities

   The fair value of investment securities, other than Federal Home Loan Bank
(FHLB) stock, is based on quoted market prices. The carrying value of FHLB stock represents its redemption value.

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

                            CHITTENDEN CORPORATION

   The estimated fair values of the Company's financial instruments are as follows:

                                                                          December 31,
                                                           -------------------------------------------
                                                                   2001                  2000
-                                                          --------------------- ---------------------
                                                            Carrying              Carrying
                                                             Amount   Fair Value   Amount   Fair Value
                                                           ---------- ---------- ---------- ----------
                                                                         (in thousands)
Financial assets:
   Cash and cash equivalents.............................. $  308,023 $  308,023 $  178,621 $  178,621
   Securities available for sale..........................    826,495    826,495    585,281    585,281
   FHLB stock.............................................     13,613     13,613     12,311     12,311
   Loans, net.............................................  2,792,909  2,802,660  2,815,843  2,828,184
   Loans held for sale....................................     50,208     50,208     44,950     48,853
   Mortgage servicing rights..............................     16,020     17,161     14,169     17,332
Financial liabilities:
   Deposits:
       Demand deposits....................................    620,828    620,828    530,975    530,975
       Savings deposits...................................    346,974    346,974    355,381    355,381
       NOW and money market deposits......................  1,870,835  1,870,835  1,578,846  1,578,846
       Certificates of deposit less than $100,000 and
         other time deposits..............................    634,992    643,166    615,336    617,504
       Certificates of deposit $100,000 and over..........    196,217    197,216    211,869    212,308
   Borrowings.............................................     44,409     41,831     93,757     91,901
   Commitments............................................        674        674        616        616

Note16  Parent Company Financial Statements

Chittenden Corporation (Parent Company Only)

Balance Sheets

                                                             December 31,
                                                           -----------------
                                                             2001     2000
                                                           -------- --------
                                                            (in thousands)
    Assets
    Cash and cash equivalents............................. $ 13,113 $ 11,018
    Investment in subsidiaries............................  351,472  324,408
    Investment securities.................................       --      248
    Other assets..........................................    9,802    9,446
                                                           -------- --------
           Total assets................................... $374,387 $345,120
                                                           ======== ========
    Liabilities and stockholders' equity
    Liabilities:
       Accrued expenses and other liabilities.............    3,733    3,054
                                                           -------- --------
           Total liabilities..............................    3,733    3,054
                                                           -------- --------
    Total stockholders' equity............................  370,654  342,066
                                                           -------- --------
           Total liabilities and stockholders' equity..... $374,387 $345,120
                                                           ======== ========

                            CHITTENDEN CORPORATION

Statements of Operations

                                                                     Years Ended December 31,
                                                                   ----------------------------
                                                                     2001      2000      1999
                                                                   --------  --------  --------
                                                                          (in thousands)
Operating income:
   Dividends from bank subsidiaries............................... $ 88,900  $ 78,500  $ 32,033
   Interest income................................................      168       250       356
   Gain on sale of securities.....................................       --        13        --
   Other operating income.........................................        7        39       186
                                                                   --------  --------  --------
       Total operating income.....................................   89,075    78,802    32,575
                                                                   --------  --------  --------
Operating expense.................................................    1,384     1,006     1,211
Special charges...................................................       --        --    12,173
                                                                   --------  --------  --------
       Total expense..............................................    1,384     1,006    13,384
                                                                   --------  --------  --------
Income before income taxes and equity in undistributed earnings of
  subsidiaries....................................................   87,691    77,796    19,191
Income tax benefit................................................      381       221     1,052
                                                                   --------  --------  --------
Income before equity in undistributed earnings of subsidiaries....   88,072    78,017    20,243
Equity in undistributed earnings of subsidiaries..................  (29,571)  (19,330)  (22,739)
                                                                   --------  --------  --------
Net income (loss)................................................. $ 58,501  $ 58,687  $ (2,496)
                                                                   ========  ========  ========

Statements of Cash Flows

                                                                               Years Ended December 31,
                                                                             ----------------------------
                                                                               2001      2000      1999
                                                                             --------  --------  --------
                                                                                    (in thousands)
Cash flows from operating activities:
   Net income (loss)........................................................ $ 58,501  $ 58,687  $ (2,496)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Equity in undistributed earnings of bank subsidiaries....................   29,571    19,330    22,739
   Gain on sale of securities...............................................       --       (13)       --
   (Increase) decrease in other assets......................................      206    11,585    (3,479)
   Increase (decrease) in accrued expenses and other liabilities............      622       597    (5,249)
                                                                             --------  --------  --------
       Net cash provided by operating activities............................   88,900    90,186    11,515
                                                                             --------  --------  --------
Cash flows from investing activities:
   Investments in and advanced to subsidiaries..............................  (47,452)       --        --
   Proceeds from the sale of securities.....................................      250       295        --
                                                                             --------  --------  --------
       Net cash provided by investing activities............................  (47,202)      295        --
                                                                             --------  --------  --------
Cash flows from financing activities:
   Proceeds from issuance of treasury and common stock......................    1,531     2,750     9,484
   Dividends paid on common stock...........................................  (24,661)  (25,484)  (22,815)
   Repurchase of common stock...............................................  (16,473)  (66,478)       --
   Cash paid for fractional shares..........................................       --        --       (37)
                                                                             --------  --------  --------
       Net cash used in financing activities................................  (39,603)  (89,212)  (13,368)
                                                                             --------  --------  --------
   Net increase (decrease) in cash and cash equivalents.....................    2,095     1,269    (1,853)
   Cash and cash equivalents at beginning of year...........................   11,018     9,749    11,602
                                                                             --------  --------  --------
   Cash and cash equivalents at end of year................................. $ 13,113  $ 11,018  $  9,749
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

   Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the tables below) of total and Tier I capital (as defined in the regulation) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2001, that the Company and the Banks meet all capital adequacy requirements.

   As of December 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company and the Banks as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as adequately or well capitalized, the Company and the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the tables below. There are no conditions or events since that notification that management believes have changed the institutions' categories.

   The Company's and the Banks' actual capital amounts (dollars in thousands) and ratios are presented in the following tables:

                                                                             To Be Well
                                                           For Capital   Capitalized Under
                                                             Adequacy    Prompt Corrective
                                              Actual         Purposes    Action Provisions:
                                          --------------  -------------  -----------------
                                           Amount  Ratio   Amount  Ratio   Amount    Ratio
                                          -------- -----  -------- -----  --------   -----
As of December 31, 2001

Total Capital (to Risk Weighted Assets):
   Consolidated.......................... $363,720 11.57% $251,413 8.00% $314,266    10.00%
   Chittenden Trust Company..............  247,857 11.30   175,546 8.00   219,433    10.00
   Bank of Western Massachusetts.........   42,541 10.80    31,510 8.00    39,388    10.00
   Flagship Bank & Trust.................   33,730 10.60    25,461 8.00    31,826    10.00
   Maine Bank & Trust....................   24,440 11.07    17,671 8.00    22,088    10.00
Tier 1 Capital (to Risk Weighted Assets):
   Consolidated..........................  324,363 10.32   125,706 4.00   188,560     6.00
   Chittenden Trust Company..............  220,399 10.04    87,773 4.00   131,660     6.00
   Bank of Western Massachusetts.........   37,607  9.55    15,755 4.00    23,633     6.00
   Flagship Bank & Trust.................   29,735  9.34    12,730 4.00    19,095     6.00
   Maine Bank & Trust....................   21,659  9.81     8,835 4.00    13,253     6.00
Tier 1 Capital (to Average Assets):
   Consolidated..........................  324,363  7.99   162,314 4.00   202,892     5.00
   Chittenden Trust Company..............  220,399  7.55   116,755 4.00   145,944     5.00
   Bank of Western Massachusetts.........   37,607  7.85    19,174 4.00    23,967     5.00
   Flagship Bank & Trust.................   29,735  6.82    17,453 4.00    21,816     5.00
   Maine Bank & Trust....................   21,659  8.85    19,174 4.00    12,243     5.00

                            CHITTENDEN CORPORATION

                                                                             To Be Well
                                                           For Capital   Capitalized Under
                                                             Adequacy    Prompt Corrective
                                              Actual         Purposes    Action Provisions:
                                          --------------  -------------  -----------------
                                           Amount  Ratio   Amount  Ratio   Amount    Ratio
                                          -------- -----  -------- -----  --------   -----
As of December 31, 2000:
Total Capital (to Risk Weighted Assets):
   Consolidated.......................... $360,230 12.08% $238,495 8.00% $298,118    10.00%
   Chittenden Trust Company..............  273,278 11.77   185,684 8.00   232,105    10.00
   Bank of Western Massachusetts.........   41,966 10.92    30,748 8.00    38,435    10.00
   Flagship Bank & Trust.................   31,226 10.98    22,760 8.00    28,451    10.00
Tier 1 Capital (to Risk Weighted Assets):
   Consolidated..........................  322,929 10.82   119,365 4.00   179,048     6.00
   Chittenden Trust Company..............  244,250 10.52    92,888 4.00   139,332     6.00
   Bank of Western Massachusetts.........   37,153  9.65    15,404 4.00    23,106     6.00
   Flagship Bank & Trust.................   27,658  9.69    11,418 4.00    17,127     6.00
Tier 1 Capital (to Average Assets):
   Consolidated..........................  322,929  8.65   149,423 4.00   186,779     5.00
   Chittenden Trust Company..............  244,250  8.44   115,760 4.00   144,700     5.00
   Bank of Western Massachusetts.........   37,153  7.50    19,821 4.00    24,777     5.00
   Flagship Bank & Trust.................   27,658  6.61    16,738 4.00    20,923     5.00

Note 18  Business Segments

   Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information has established standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the President and Chief Executive Officer of the Company.

   The Company has identified Commercial Banking as its reportable operating business segment based on the fact that the results of operations are viewed as a single strategic unit by the chief operating decision-maker. The Commercial Banking segment is comprised of the four Commercial Banking subsidiaries and CCC, which provide similar products and services, have similar distribution methods, types of customers and regulatory responsibilities. Commercial Banking derives its revenue from a wide range of banking services, including lending activities, acceptance of demand, savings and time deposits, merchant credit card services, trust and investment management, data processing, brokerage services, mortgage banking, and loan servicing for investor portfolios.

   Immaterial operating segments of the Company's operations, which do not have similar characteristics to the commercial banking operations and do not meet the quantitative thresholds requiring disclosure, are included in the Other category in the disclosure of business segments below. Revenue derived from these segments includes insurance commissions from insurance related products and services, as well as other operations associated with the parent holding company.

   The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies. The consolidation adjustments reflect certain eliminations of inter-segment revenue, cash and Parent Company investments in subsidiaries.

                            CHITTENDEN CORPORATION

   The following tables present the results of the Company's reportable operating business segment results as of December 31, 2001, 2000 and 1999:

                                          Commercial           Consolidation
                                           Banking   Other (2)  Adjustments  Consolidated
                                          ---------- --------- ------------- ------------
Year Ended December 31, 2001
Net interest revenue (1)................. $  170,305 $    280    $    (280)   $  170,305
Non interest income:
   Investment management income..........     15,722       --           --        15,722
   Service charges on deposits...........     14,294       --           --        14,294
   Mortgage servicing income.............      3,564       --           --         3,564
   Gains on sales of mortgage loans, net.     11,207       --           --        11,207
   Credit card income, net...............      3,964       --           --         3,964
   Insurance commissions, net............         --    3,466          (75)        3,391
   Other non-interest income.............     11,575       16           --        11,591
                                          ---------- --------    ---------    ----------
Total non-interest income................     60,326    3,482          (75)       63,733
                                          ---------- --------    ---------    ----------
Total income.............................    230,631    3,762         (355)      234,038
Provision for loan losses................      8,041       --           --         8,041
Depreciation and amortization expense....      8,708      385           --         9,093
Salaries and employee benefits...........     73,020    1,831           --        74,851
Other non-interest expense...............     49,916    1,900           --        51,816
                                          ---------- --------    ---------    ----------
Total non-interest expense...............    131,644    4,116           --       135,760
                                          ---------- --------    ---------    ----------
Income (loss) before income taxes........     90,946     (354)        (355)       90,237
Income tax expense (benefit).............     31,770      (34)          --        31,736
                                          ---------- --------    ---------    ----------
Net income (loss)........................ $   59,176 $   (320)   $    (355)   $   58,501
                                          ========== ========    =========    ==========
End of period assets.....................  4,130,079  385,132     (361,497)    4,153,714
End of period loans, net.................  2,792,909       --           --     2,792,909
End of period deposits...................  3,683,056       --      (13,210)    3,669,846
Expenditures for long-lived assets.......      3,457       21           --         3,478

                            CHITTENDEN CORPORATION

                                             Commercial           Consolidation
                                              Banking   Other (2)  Adjustments  Consolidated
                                             ---------- --------- ------------- ------------
Year Ended December 31, 2000
Net interest revenue (1).................... $  167,072 $    410    $    (410)   $  167,072
Non interest income:
    Investment management income............     13,567       --           --        13,567
    Service charges on deposits.............     13,875       --           --        13,875
    Mortgage servicing income...............      4,079       --           --         4,079
    Gains on sales of mortgage loans, net...      2,818       --           --         2,818
    Credit card income, net.................      5,349       --           --         5,349
    Insurance commissions, net..............         --    2,968          (74)        2,894
    Other non-interest income...............     10,496       31           --        10,527
                                             ---------- --------    ---------    ----------
Total non-interest income...................     50,184    2,999          (74)       53,109
                                             ---------- --------    ---------    ----------
Total income................................    217,256    3,409         (484)      220,181
Provision for loan losses...................      8,700       --           --         8,700
Depreciation and amortization expense.......      7,017      380           --         7,397
Salaries and employee benefits..............     62,904    1,667           --        64,571
Special charges.............................        833       --           --           833
Other non-interest expense..................     50,394    1,566           --        51,960
                                             ---------- --------    ---------    ----------
Total non-interest expense..................    121,148    3,613           --       124,761
                                             ---------- --------    ---------    ----------
Income (loss) before income taxes...........     87,408     (204)        (484)       86,720
Income tax expense (benefit)................     28,055      (22)          --        28,033
                                             ---------- --------    ---------    ----------
Net income (loss)........................... $   59,353 $   (182)   $    (484)   $   58,687
                                             ========== ========    =========    ==========
End of period assets........................  3,766,152  354,366     (350,657)    3,769,861
End of period loans, net....................  2,815,843       --           --     2,815,843
End of period deposits......................  3,303,506       --      (11,099)    3,292,407
Expenditures for long-lived assets..........     16,604       98           --        16,702

                                             Commercial           Consolidation
                                              Banking   Other (2)  Adjustments  Consolidated
                                             ---------- --------- ------------- ------------
Year Ended December 31, 1999
Net interest revenue (1).................... $  175,455 $    404    $    (374)   $  175,485
Non interest income:
    Investment management income............     14,290       --           --        14,290
    Service charges on deposits.............     18,330       --           --        18,330
    Mortgage servicing income...............      3,589       --           --         3,589
    Gains on sales of mortgage loans, net...      5,361       --           --         5,361
    Credit card income, net.................      5,545       --           --         5,545
    Insurance commissions, net..............         --    2,603          (65)        2,538
    Other non-interest income...............     13,570      180           --        13,750
                                             ---------- --------    ---------    ----------
Total non-interest income...................     60,685    2,783          (65)       63,403
                                             ---------- --------    ---------    ----------
Total income................................    236,140    3,187         (439)      238,888
Provision for loan losses...................      8,700       --           --         8,700
Depreciation and amortization expense.......     12,269      533           --        12,802
Salaries and employee benefits..............     73,460    1,410           --        74,870
Special charges.............................     46,299   12,173           --        58,472
Other non-interest expense..................     55,785    1,680           --        57,465
                                             ---------- --------    ---------    ----------
Total non-interest expense..................    187,813   15,796           --       203,609
                                             ---------- --------    ---------    ----------
Income (loss) before income taxes...........     39,627  (12,609)        (439)       26,579
Income tax expense (benefit)................     29,973     (898)          --        29,075
                                             ---------- --------    ---------    ----------
Net income (loss)........................... $    9,654 $(11,711)   $    (439)   $   (2,496)
                                             ========== ========    =========    ==========
End of period assets........................  3,827,278  368,819     (367,801)    3,828,296
End of period loans, net....................  2,863,730       --           --     2,863,730
End of period deposits......................  3,222,473       --      (16,888)    3,205,585
Expenditures for long-lived assets..........      9,631       84           --         9,715

--------
(1)The Commercial Banking segment derives a majority of its revenue from interest. In addition, management primarily relies on net interest revenue, not the gross revenue and expense amounts, in managing that segment. Therefore, only the net amount has been disclosed.
(2)Revenue derived from these non-reportable segments includes insurance commissions from various insurance related products and services, as well as other operations associated with the parent holding company.

                            CHITTENDEN CORPORATION

Note 19  Recent Accounting Pronouncements

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

Note 20  Quarterly Financial Data (Unaudited)

   A summary of quarterly financial data for 2001 and 2000 is presented below:

                                             Three Months Ended
                                  ----------------------------------------
                                  March 31     June 30  Sept. 30  Dec. 31
                                  --------    -------   --------  -------
                                  (in thousands, except per share amounts)
       2001
       Total interest income..... $68,139     $67,886   $66,820   $63,652
       Total interest expense....  27,963      25,202    23,242    19,785
                                  -------      -------  -------   -------
       Net interest income.......  40,176      42,684    43,578    43,867
       Provision for loan losses.   1,950       2,041     2,025     2,025
       Noninterest income........  16,966      15,190    15,934    15,643
       Noninterest expense.......  32,715      33,572    34,746    34,727
                                  -------      -------  -------   -------
       Income before income taxes  22,477      22,261    22,741    22,758
       Income tax expense........   7,965       7,935     7,930     7,906
                                  -------      -------  -------   -------
       Net income................ $14,512     $14,326   $14,811   $14,852
                                  =======      =======  =======   =======
       Basic earnings per share.. $  0.45     $  0.45   $  0.46   $  0.46
       Diluted earnings per share    0.44        0.44      0.46      0.46
       Dividends paid per share..    0.19        0.19      0.19      0.19

                                             Three Months Ended
                                  ----------------------------------------
                                  March 31     June 30  Sept. 30  Dec. 31
                                  --------    -------   --------  -------
                                  (in thousands, except per share amounts)
       2000
       Total interest income..... $70,666     $71,921   $73,202   $72,313
       Total interest expense....  27,929      30,483    31,589    31,029
                                  -------      -------  -------   -------
       Net interest income.......  42,737      41,438    41,613    41,284
       Provision for loan losses.   2,175       2,175     2,175     2,175
       Noninterest income........  13,304      13,267    13,580    12,958
       Special charges...........     833          --        --        --
       Noninterest expense.......  31,726      30,439    30,478    31,285
                                  -------      -------  -------   -------
       Income before income taxes  21,307      22,091    22,540    20,782
       Income tax expense........   6,716       7,620     7,792     5,905
                                  -------      -------  -------   -------
       Net income................ $14,591     $14,471   $14,748   $14,877
                                  =======      =======  =======   =======
       Basic earnings per share.. $  0.42     $  0.42   $  0.45   $  0.45
       Diluted earnings per share    0.41        0.42      0.44      0.45
       Dividends paid per share..    0.18        0.19      0.19      0.19

                            CHITTENDEN CORPORATION

   Amounts for total interest income, net interest income, noninterest income and noninterest expense vary from amounts shown on previously filed Forms 10-Q due to immaterial reclassification adjustments made between categories in the third quarter of 2001.
Note 21  SubsequentEvent

   On February 28, 2002, the Company completed its acquisition of Ocean National Corporation, headquartered in Kennebunk, Maine and its subsidiary, Ocean National Bank for $53.25 million in cash. The acquisition will be accounted for as a purchase. Ocean National Corp. had total assets of $272 million, deposits of $223 million, and $22.5 million of stockholders' equity as of December 31, 2001. Ocean had $205 million in loans, of which $107 million were commercial loans and $71 million were residential real estate loans. It presently operates eleven banking offices in southern Maine and southeastern New Hampshire.

To the Board of Directors and Stockholders of Chittenden Corporation:

   We have audited the accompanying consolidated balance sheets of Chittenden Corporation and its subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chittenden Corporation and its subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP
Boston, Massachusetts

January 11, 2002 (except with respect to the matter discussed in Note 21, as to which the date is February 28, 2002)

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

   The responsibility of the Company's independent public accountants, Arthur Andersen LLP, is limited to an expression of their opinion as to the fairness of the consolidated financial statements presented. Their opinion is based on an audit conducted in accordance with auditing standards generally accepted in the United States as described in the second paragraph of their report.

     /s/ Paul A. Perrault                     /s/ Kirk W. Walters
     Paul A. Perrault                         Kirk W. Walters
     President, Chief Executive Officer and   Executive Vice President and
       Chair of Board of Directors              Chief Financial Officer

ITEM9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE

   Not Applicable

                                   PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information regarding the directors of the Registrant is included in the Company's Definitive Proxy Statement/Prospectus for the 2002 Annual Meeting of Stockholders of Chittenden Corporation at pages 5-7, and is specifically incorporated herein by reference.

   At December 31, 2001, the principal officers of the Company and its principal subsidiary, CTC, with their ages, positions, and years of appointment, were as follows:

                          Year
Name                Age Appointed                          Positions
----                --- ---------                          ---------
Paul A. Perrault... 50    1990    President, Chief Executive Officer of the Company and CTC

John P. Barnes..... 46    1990    Executive Vice President of the Company and CTC

Lawrence W. DeShaw. 56    1990    Executive Vice President of the Company and CTC

John W. Kelly...... 52    1990    Executive Vice President of the Company and CTC

Danny H. O'Brien... 52    1990    Executive Vice President of the Company and CTC

Kirk W. Walters.... 46    1996    Executive Vice President, Chief Financial Officer, and
                                  Treasurer of the Company and CTC

F. Sheldon Prentice 51    1985    Senior Vice President, General Counsel, and Secretary of the
                                  Company and CTC

Howard L. Atkinson. 57    1996    Chief Auditor of the Company and CTC

   All of the current officers have been principally employed in executive positions with CTC for more than five years.

   In accordance with the provisions of the Company's By-laws, the officers, with the exception of the Secretary, hold office at the pleasure of the Board of Directors. The Secretary is elected annually by the Board of Directors.

ITEM 11  EXECUTIVE COMPENSATION

   Information regarding remuneration of the directors and officers of the Company is included in the Company's Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders of Chittenden Corporation at pages 8-17 and is specifically incorporated herein by reference.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information regarding the security ownership of directors and director-nominees of the Company, all directors and officers of the Company as a group, and certain beneficial owners of the Company's common stock, as of January 31, 2002, is included in the Company's Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders of Chittenden Corporation at pages 2-3, and is specifically incorporated herein by reference.

   There are no arrangements known to the registrant that may, at a subsequent date, result in a change of control of the registrant.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information regarding certain relationships and transactions between the Company and its Directors, Director-Nominees, Executive Officers, and family members of these individuals, is included in the Company's Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders of Chittenden Corporation at page 18, and is specifically incorporated herein by reference.

                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)

    (1)Financial Statements

   The financial statements of the Company and its subsidiaries are included in
Part II, Item 8 hereof and are incorporated herein by reference.

    (2)Financial Statement Schedules

   There are no financial statement schedules required to be included in this report.

    (3)Exhibits

   (a) The following are included as exhibits to this report:

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

23.        Consent of Arthur Andersen LLP

   (b) Reports on Form 8-K

10/15/01   On October 5, 2001 Chittenden Corporation headquartered in
           Burlington, Vermont and Ocean National Corporation, headquartered in
           Kennebunk, Maine announced that they had signed a definitive agreement whereby Chittenden will acquire Ocean National Corporation, and its subsidiary, Ocean National Bank.

10/23/01 A copy of the quarterly earnings release and attached financial statements, as well as quarterly comparative financial statements.

11/16/01   A Power Point presentation distributed at various analyst meetings
           October 11, 2001 through October 31, 2001.

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

Maine Bank & Trust, Maine

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

                Date: February 20, 2002  CHITTENDEN CORPORATION

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

           Name            Title                                    Date
           ----            -----                                    ----

   /s/  PAUL A. PERRAULT   President, Chief Executive Officer February 20, 2002
 -------------------------   and Chairman of the Board of
     Paul A. Perrault        Directors

   /s/  KIRK W. WALTERS    Executive Vice President, Chief    February 20, 2002
 -------------------------   Financial Officer and Treasurer
      Kirk W. Walters        (principal accounting officer)

 /s/  FREDERIC H. BERTRAND Director                           February 20, 2002
 -------------------------
   Frederic H. Bertrand

  /s/  DAVID M. BOARDMAN   Director                           February 20, 2002
 -------------------------
     David M. Boardman

   /s/  PAUL J. CARRARA    Director                           February 20, 2002
 -------------------------
      Paul J. Carrara

  /s/  SALLY W. CRAWFORD   Director                           February 20, 2002
 -------------------------
     Sally W. Crawford

 /s/  PHILIP M. DRUMHELLER Director                           February 20, 2002
 -------------------------
   Philip M. Drumheller

    /s/  JOHN K. DWIGHT    Director                           February 20, 2002
 -------------------------
      John K. Dwight

      /s/  LYN HUTTON      Director                           February 20, 2002
 -------------------------
        Lyn Hutton

  /s/  PHILIP A. KOLVOORD  Director                           February 20, 2002
 -------------------------
    Philip A. Kolvoord

 /s/  JAMES C. PIZZAGALLI  Director                           February 20, 2002
 -------------------------
    James C. Pizzagalli

 /s/  ERNEST A. POMERLEAU  Director                           February 20, 2002
 -------------------------
    Ernest A. Pomerleau

   /s/  MARK W. RICHARDS   Director                           February 20, 2002
 -------------------------
     Mark W. Richards

    /s/  PALL D. SPERA     Director                           February 20, 2002
 -------------------------
       Pall D. Spera

    /s/  OWEN W. WELLS     Director                           February 20, 2002
 -------------------------
       Owen W. Wells

   MARTEL D. WILSON, JR.   Director                           February 20, 2002
 -------------------------
   Martel D. Wilson, Jr.