Form 10-Q
period 2002-03-31
CHITTENDEN CORP /VT/
filed 2002-05-01
CIK 200138

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   X Quarterly Report Pursuant to Section 13 or 15(d)
                   --
                     of the Securities Exchange Act of 1934
                      For Three Months Ended March 31, 2002
                                       or
              __ Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
            For the transition period from ____________to____________

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

                                 YES  X        NO
                                     --

At April 26, 2002, there were 32,198,750 shares of the Corporation's $1.00 par value common stock issued and outstanding.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

Chittenden Corporation
Consolidated Balance Sheets
(Unaudited)


                                                                                     March 31,       December 31,
                                                                                       2002               2001
                                                                                  -------------------------------
                                                                                          (in thousands)
Assets
Cash and cash equivalents                                                           $  222,372         $  308,023
Securities available for sale                                                          922,414            826,495
FHLB stock                                                                              14,967             13,613
Loans held for sale                                                                     38,432             50,208
Loans:
     Commercial                                                                        566,746            559,752
     Municipal                                                                          88,134             85,479
     Real Estate:
         Residential                                                                   926,463            855,561
         Commercial                                                                  1,022,858            903,819
         Construction                                                                   91,325             79,801
                                                                                  -------------------------------
         Total Real Estate                                                           2,040,646          1,839,181
     Consumer                                                                          324,292            353,765
                                                                                  -------------------------------
     Total Loans                                                                     3,019,818          2,838,177
Less: Allowance for loan losses                                                        (49,384)           (45,268)
                                                                                  -------------------------------
     Net loans                                                                       2,970,434          2,792,909

Accrued interest receivable                                                             24,096             23,357
Other real estate owned                                                                    351                703
Other assets                                                                            56,581             53,961
Premises and equipment, net                                                             57,913             55,104
Goodwill                                                                                58,249             29,341
                                                                                  -------------------------------
     Total assets                                                                   $4,365,809         $4,153,714
                                                                                  ===============================

Liabilities:
Deposits:
     Demand deposits                                                                  $597,680           $620,828
     Savings deposits                                                                  389,504            346,974
     NOW and money market deposits                                                   1,993,050          1,870,835
     Certificates of deposit less than $100,000                                        674,653            634,992
     Certificates of deposit $100,000 and over                                         229,536            196,217
                                                                                  -------------------------------
     Total deposits                                                                  3,884,423          3,669,846

Borrowings                                                                              45,182             44,409
Accrued expenses and other liabilities                                                  61,832             68,805
                                                                                  -------------------------------
     Total liabilities                                                               3,991,437          3,783,060
Stockholders' Equity:
Preferred stock - $100 par value
     authorized - 200,000 shares; issued and outstanding - none
Common stock - $1 par value; authorized - 60,000,000 shares;
     issued - 35,748,653 in 2002 and 35,743,473 in 2001                                 35,749             35,743
Surplus                                                                                144,820            145,687
Retained earnings                                                                      265,457            256,677
Treasury stock, at cost - 3,568,165 shares in 2002 and 3,673,027 shares in 2001        (77,456)           (79,733)
Accumulated other comprehensive income                                                   2,151              8,621
Directors deferred compensation to be settled in stock                                   3,723              3,746
Unearned portion of employee restricted stock                                              (72)               (87)
                                                                                  -------------------------------

     Total stockholders' equity                                                        374,372            370,654
                                                                                  -------------------------------

     Total liabilities and stockholders' equity                                     $4,365,809         $4,153,714
                                                                                  ===============================


The accompanying notes are an integral part of these consolidated financial statements.

Chittenden Corporation
Consolidated Statements of Income
(Unaudited)

                                                                    For the Three Months
                                                                      Ended March 31,
                                                                     2002            2001
                                                                -------------------------------
                                                                     (in thousands, except per
                                                                          share amounts)
  Interest income:
  Interest on loans                                                     $48,327         $58,108
  Investment securities:
    Taxable                                                              12,783           9,658
    Tax-favored                                                              94             139
    Short-term investments                                                   36             234
                                                                -------------------------------
       Total interest income                                             61,240          68,139
                                                                -------------------------------
  Interest expense:
    Deposits                                                             16,063          26,970
    Borrowings                                                              663             993
                                                                -------------------------------
       Total interest expense                                            16,726          27,963
                                                                -------------------------------
  Net interest income                                                    44,514          40,176
  Provision for loan losses                                               2,075           1,950
                                                                -------------------------------
  Net interest income after provision for loan losses                    42,439          38,226
                                                                -------------------------------
  Noninterest income:
    Investment management income                                          3,972           3,376
    Service charges on deposit accounts                                   3,754           3,349
    Mortgage servicing income                                               690             978
    Gains on sales of loans, net                                          2,755           4,940
    Credit card income, net                                                 792           1,000
    Insurance commissions, net                                              937             894
    Other                                                                 3,260           2,429
                                                                -------------------------------
       Total noninterest income                                          16,160          16,966
                                                                -------------------------------
  Noninterest expense:
    Salaries                                                             17,151          14,018
    Employee benefits                                                     3,681           3,767
    Net occupancy expense                                                 4,921           4,735
    Amortization of intangibles                                             235             512
    Other real estate owned, income and expense, net                       (168)             39
    Other                                                                10,226           9,644
                                                                -------------------------------
       Total noninterest expense                                         36,046          32,715
                                                                -------------------------------
  Income before income taxes                                             22,553          22,477
  Income tax expense                                                      7,730           7,965
                                                                -------------------------------
       Net income                                                       $14,823         $14,512
                                                                ===============================

  Basic earnings per share                                              $  0.46         $  0.45

  Diluted earnings per share                                               0.46            0.44

  Dividends per share                                                      0.19            0.19


The accompanying notes are an integral part of these consolidated financial statements.

Chittenden Corporation
Consolidated Statements of CashFlows
(Unaudited)

                                                                                   For the Three Months
                                                                                      Ended March 31,
                                                                                    2002          2001
                                                                               ----------------------------
                                                                                      (in thousands)
  Cash flows from operating activities:
      Net income                                                                  $    14,823   $    14,512
      Adjustments to reconcile net income to net cash provided by operating activities:
              Provision for loan losses                                                 2,075         1,950
              Depreciation                                                              1,901         1,406
              Amortization of intangible assets                                           235           512
              Amortization of premiums, fees, and discounts, net                          938           801
              Investment securities (gains) losses                                       (227)          428
              Deferred income taxes                                                    (4,020)         (578)
              Loans originated for sale                                              (152,481)      (34,141)
              Proceeds from sales of loans                                            167,012        58,609
              Gains on sales of loans, net                                             (2,755)       (4,940)
      Changes in assets and liabilities, net of effect from purchase of acquired companies:
              Accrued interest receivable                                                 723         2,044
              Other assets                                                             (2,022)       (2,526)
              Accrued expenses and other liabilities                                      499        14,511
                                                                                ---------------------------
                  Net cash provided by operating activities                            26,701        52,588
                                                                                ---------------------------

  Cash flows from investing activities:
      Cash paid, net of cash acquired in acquisitions                                 (41,481)            -
      Proceeds from sales (purchases) of Federal Home Loan Bank stock                    (148)         (616)
      Proceeds from sales of securities available for sale                            352,142       153,356
      Proceeds from maturing securities and principal payments
              on securities available for sale                                         97,082       125,372
      Purchases of securities available for sale                                     (513,567)     (231,881)
      Loans originated, net of principal repayments                                    26,410        50,355
      Purchases of premises and equipment                                                (776)       (1,116)
                                                                                ---------------------------
                  Net cash provided by (used in) investing activities                 (80,338)       95,470
                                                                                ---------------------------

  Cash flows from financing activities:
      Net (decrease) in deposits                                                      (21,274)      (69,152)
      Net (decrease) in borrowings                                                     (5,902)      (48,332)
      Proceeds from issuance of treasury and common stock                               1,264            41
      Dividends on common stock                                                        (6,102)       (6,252)
      Repurchase of common stock                                                            -       (10,937)
                                                                                ---------------------------
                  Net cash provided by (used in) financing activities                 (32,014)     (134,632)
                                                                                ---------------------------
      Net increase (decrease) in cash and cash equivalents                            (85,651)       13,426
      Cash and cash equivalents at beginning of period                                308,023       178,621
                                                                                ---------------------------
                  Cash and cash equivalents at end of period                      $   222,372   $   192,047
                                                                                ===========================

  Supplemental disclosure of cash flow information:
      Cash paid during the period for:
              Interest                                                            $    17,014   $    28,277
              Income taxes                                                                260         3,353
      Non-cash investing and financing activities:
              Loans transferred to other real estate owned                                483           142
              Issuance of treasury and restricted stock                                   139            76
      Assets acquired and liabilities assumed through acquisitions:
              Fair value of assets acquired                                       $   255,541   $         -
              Liabilities assumed                                                     242,968             -
              Cash paid                                                                41,481             -
                                                                                ---------------------------
              Goodwill                                                            $    28,908   $         -
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

      The Company's significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period. Certain reclassifications have been made to prior year balances to conform to the current year presentation.

NOTE 2 - RECENTLY ADOPTED ACCOUNTING POLICIES

      In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Statement No. 141 requires that the purchase accounting method be used for all business combinations initiated after June 30, 2001.

      The Company adopted SFAS 142 as of January 1, 2002. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic impairment evaluations of goodwill. As a result of adopting SFAS 142, the Company eliminated goodwill amortization of $676,000 in the first quarter of 2002.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which supersedes SFAS No. 121 and portions of APB Opinion No. 30. This statement addresses the recognition of an impairment loss for long-lived assets to be held and used, or disposed of by sale or otherwise. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS 144 did not have a significant impact on the financial position or results of operations of the Company.

NOTE 3 - ACQUISITIONS AND SALES

      On February 28, 2002, Chittenden acquired Ocean National Corporation, headquartered in Kennebunk, Maine and its subsidiary Ocean National Bank for $53.25 million in cash. The transaction has been accounted for as a purchase and, accordingly, the operations of Ocean National Bank (ONB) are included in Chittenden's consolidated financial statements from the date of acquisition.

      The purchase price has been allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. The excess of purchase price over the fair value of net tangible and intangible assets acquired has been recorded as goodwill. The fair value of these assets and liabilities is summarized as follows (in thousands):

           Cash and cash equivalents .............................   $  11,769
           FHLB Stock ............................................       1,256
           Securities available for sale .........................      41,498
           Net loans .............................................     207,443
           Prepaid expenses and other assets .....................      (5,341)
           Premises and equipment ................................       3,934
           Core Deposit Intangibles ..............................       6,751
           Goodwill ..............................................      28,908
           Deposits ..............................................    (235,851)
           Accrued expenses and other liabilities ................      (7,117)
                                                                     ---------
           Total acquisition cost ................................   $  53,250
                                                                     =========

      In addition to the purchase price of $53.25 million was approximately $4.5 million of capitalized costs incurred in connection with the acquisition. Approximately $3.9 million of these capitalized costs were associated with the conversion of Ocean's systems to the Chittenden platform.

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

      The purchase price has been allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired has been recorded as goodwill. The fair value of these assets and liabilities is summarized as follows (in thousands):

         Cash and cash equivalents ...............................    $  55,453
         FHLB Stock ..............................................          686
         Securities available for sale ...........................        5,034
         Net loans ...............................................      168,860
         Prepaid expenses and other assets .......................        3,422
         Premises and equipment ..................................        5,798
         Goodwill ................................................       20,590
         Deposits ................................................     (212,425)
         Accrued expenses and other liabilities ..................           34
                                                                    ------------
         Total acquisition cost ..................................    $  47,452
                                                                    ============

      Included in the total acquisition cost is approximately $636,000 of capitalized costs incurred in connection with the acquisition.

      Following is supplemental information reflecting selected pro forma results as if these acquisitions had been consummated as of January 1, 2001 (in thousands, except EPS):

                                                       For the three months
                                                          ended March 31,
                                                        2002           2001
                                                    ----------------------------
         Total revenue                                 $63,313        $64,681
         Income before income taxes                     23,591         24,269
         Net income                                     15,504         15,558
         Diluted earnings per share (EPS)                 0.48           0.47

      Total revenue includes net interest income and noninterest income.

      During the first quarter of 2001, the Company sold its retail credit card portfolio, totaling approximately $39 million, at a gain of $4.3 million. An additional gain of $330,000 was recognized in the second quarter of 2001 after the expiration of certain contingent obligations accrued in the first quarter.

NOTE 4 - COMPREHENSIVE INCOME

      The Company's comprehensive income for the three-months ended March 31, 2002 and 2001 is presented below (amounts in thousands):

                                                                                              For the Three Months
                                                                                                 Ended March 31,
                                                                                                 2002         2001
                                                                                             ------------------------
  Net Income                                                                                    $14,823     $ 14,512
  Unrealized gains/losses on investment securities:
    Unrealized holding gains (losses) on securities available for sale, net of tax               (6,322)       5,573
    Reclassification adjustments for (gains) losses arising during period, net of tax              (148)         278
                                                                                             ------------------------
   Total Comprehensive income                                                                   $ 8,353     $ 20,363
                                                                                             ========================

NOTE 5 - BUSINESS SEGMENTS

      The Company has identified Commercial Banking as its reportable operating business segment based on the fact that the results of operations are viewed as a single strategic unit by the chief operating decision-maker. The Commercial Banking segment is comprised of the five Commercial Banking subsidiaries and Chittenden Connecticut Corporation, which provide similar products and services, have similar distribution methods, types of customers and regulatory responsibilities. Commercial Banking derives its revenue from a wide range of banking services, including lending activities, acceptance of demand, savings and time deposits, merchant credit card services, trust and investment management, data processing, brokerage services, mortgage banking, and loan servicing for investor portfolios.

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

      The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies included in Note 1 of the Company's 2001 Annual Report on Form 10-K. The consolidation adjustments reflect certain eliminations of inter-segment revenue, cash and parent company investments in subsidiaries.

For the Three Months Ended March 31, 2002           Commercial                   Consolidation
(in thousands)                                        Banking        Other (2)    Adjustments     Consolidated
                                                  --------------------------------------------------------------
Net interest income (1)                             $   44,514      $       42     $      (42)      $    44,514
Noninterest income                                      15,220             951            (11)           16,160
Provision for loan losses                                2,075               -              -             2,075
Noninterest expense                                     35,109             948            (11)           36,046
                                                  --------------------------------------------------------------
Net income (loss) before income tax                     22,550              45            (42)           22,553
Income tax expense/(benefit)                             7,684              46              -             7,730
                                                  --------------------------------------------------------------
Net income (loss)                                   $   14,866      $       (1)    $      (42)      $    14,823
                                                  ==============================================================
End of Period Assets                                $4,346,044      $  389,086     $ (369,321)      $ 4,365,809

For the Three Months Ended March 31, 2001           Commercial                   Consolidation
(in thousands)                                        Banking        Other (2)    Adjustments     Consolidated
                                                  --------------------------------------------------------------
Net interest income (1)                             $   40,169      $      103     $      (96)      $    40,176
Noninterest income                                      16,066             921            (21)           16,966
Provision for loan losses                                1,950               -              -             1,950
Noninterest expense                                     31,737             999            (21)           32,715
                                                  --------------------------------------------------------------
Net income (loss) before income tax                     22,548              25            (96)           22,477
Income tax expense/(benefit)                             7,936              29              -             7,965
                                                  --------------------------------------------------------------
Net income (loss)                                   $   14,612      $       (4)    $      (96)           14,512
                                                  ==============================================================
End of Period Assets                                $3,668,010      $  354,817     $ (350,130)      $ 3,672,697

(1) The Commercial Banking segment derives a majority of its revenue from interest. In addition, management primarily relies on net interest income, not the gross revenue and expense amounts, in managing the segment. Therefore, only the net amount has been disclosed.

(2) Revenue derived from these non-reportable segments includes insurance commissions from various insurance related products and services, as well as other operations associated with the parent holding company.

 NOTE 6 - STOCKHOLDERS' EQUITY

      On July 18, 2001, the Company declared a five-for-four stock split which was distributed on September 14, 2001 to stockholders of record August 31, 2001. This stock split has been reflected in the accompanying balance sheets as of March 31, 2002 and December 31, 2001; all share and per share amounts presented herein have been restated to reflect the split. On April 17, 2002, the Company declared dividends of $0.20 per share or approximately $6.4 million, to be paid on May 17, 2002 to shareholders of record on May 3, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Chittenden Corporation posted first quarter 2002 net income of $0.46 per diluted share, compared to the net income of $0.44 per diluted share posted in the first quarter of last year. Net income for the first quarter of 2002 was $14.8 million, compared to net income of $14.5 million recorded in the same quarter a year ago. Return on average equity was 16.07% for the quarter ended March 31, 2002 compared with return on average equity of 17.15% for the same period in 2001. Return on average assets was 1.44% for the first quarter of 2002, compared with the return on average assets of 1.61% for the first quarter of last year.

     The decline in return on average equity for the quarter ended March 31, 2002 was a result of higher levels of average stockholders' equity, while the decline in return on average assets for the quarter ended March 31, 2002 was primarily due to higher levels of average assets caused by the acquisitions of MBT and ONB.

     Net interest income on a tax equivalent basis for the three months ended March 31, 2002 was $44.9 million, up from $40.7 million for the same period a year ago. The yield on earning assets was 4.61% in the first quarter of 2002, compared with 4.78% in the same period of 2001 and 4.59% for the fourth quarter of 2001. The Company experienced unusually high inflows of deposits in the third and fourth quarters of 2001, caused by the slowing economy and the September 11th tragedies. The majority of these deposits remained with the Banks during the first quarter of 2002, leading to unusually high liquidity in the last six months. Excluding the impact of this additional liquidity, net interest margins would have been approximately 4.76% for the fourth quarter of 2001 and 4.75% for the first quarter of 2002. The increase in net interest income from the first quarter of 2001 was attributed primarily to the acquisitions of MBT and ONB.

     The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the three months ended March 31, 2002 and 2001:

                                                                         2002                               2001

                                                        ------------------------------------------------------------------------
                                                                         Interest  Average                  Interest    Average
                                                           Average        Income/   Yield/       Average     Income/     Yield/
                                                           Balance    Expense (1) Rate (1)       Balance Expense (1)   Rate (1)
                                                        ------------------------------------------------------------------------
Assets                                                                                (in thousands)
Interest-earning assets:
   Loans:
       Commercial                                          $  554,284     $ 8,495    6.22%    $  528,206     $11,755    9.03%
       Municipal                                               85,443       1,015    4.75%        86,862       1,302    6.00%
       Real estate:
           Residential                                        915,404      15,519    6.81%     1,021,120      18,155    7.13%
           Commercial                                         950,282      15,590    6.65%       703,493      16,193    9.34%
           Construction                                        87,978       1,629    7.51%        52,429       1,073    8.30%
                                                        -------------------------           ------------------------
       Total real estate                                    1,953,664      32,738    6.77%     1,777,042      35,421    8.04%
       Consumer                                               336,509       6,435    7.76%       434,907      10,136    9.34%
                                                        -------------------------           ------------------------
   Total loans                                              2,929,900      48,683    6.72%     2,832,017      58,614    8.39%
   Investments:
      Taxable                                                 969,794      12,783    5.28%       592,799       9,658    6.61%
      Tax-favored securities                                   15,041         136    3.67%        12,542         197    6.36%
   Interest-bearing deposits in banks                             225           2    3.38%           225           2    4.05%
   Federal funds sold                                           8,747          34    1.59%        16,268         232    5.78%
                                                        -------------------------           ------------------------
      Total interest-earning assets                         3,923,707      61,638    6.34%     3,453,851      68,703    8.07%
                                                                      -----------                        -----------
Goodwill                                                       39,298                             10,854
Noninterest-earning assets                                    256,643                            233,879
Allowance for loan losses                                     (46,828)                           (40,310)
                                                        -------------                       ------------
   Total assets                                            $4,172,820                         $3,658,274
                                                        =============                       ============

Liabilities and stockholders' equity
Interest-bearing liabilities:
   Savings                                                 $  372,270     $ 1,101    1.20%    $  365,530     $ 2,318    2.57%
   NOW and money market deposits                            1,894,571       7,080    1.52%     1,519,824      13,500    3.60%
   Certificates of deposit under $100,000                     647,896       6,307    3.95%       617,149       8,159    5.36%
   Certificates of deposit $100,000 and over                  201,775       1,575    3.17%       210,003       2,993    5.78%
                                                        -------------------------           ------------------------
       Total interest-bearing deposits                      3,116,512      16,063    2.09%     2,712,506      26,970    4.03%
Borrowings                                                     44,586         663    6.03%        66,612         993    6.05%
                                                        -------------------------           ------------------------
     Total interest-bearing liabilities                     3,161,098      16,726    2.15%     2,779,118      27,963    4.08%
                                                                      -----------                        -----------

Noninterest-bearing liabilities:
  Demand deposits                                             575,281                            481,130
  Other liabilities                                            62,293                             54,949
                                                        -------------                       ------------
     Total liabilities                                      3,798,672                          3,315,197
Stockholders' equity                                          374,148                            343,077
                                                        -------------                       ------------
       Total liabilities and stockholders' equity          $4,172,820                         $3,658,274
                                                        =============                       ============
Net interest income                                                       $44,912                            $40,740
                                                                      ===========                        ===========
Interest rate spread (2)                                                             4.19%                              3.99%
Net yield on earning assets (3)                                                      4.61%                              4.78%

(1) On a fully taxable equivalent basis. Calculated using a Federal income tax rate of 35%. Loan income includes fees.
(2) Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(3) Net yield on earning assets is net interest income divided by total interest-earning assets.

     Noninterest income amounted to $16.2 million for the first quarter of 2002 down from $17.0 million last year. Gains on sales of loans were $2.8 million for the first quarter of 2002 compared with $4.9 million in the first quarter of 2001. The 2001 amount includes a $4.3 million gain on the sale of the Company's retail credit card portfolio. Gains on sales of residential mortgages increased from $640,000 in 2001 to $2.8 million in 2002 as a result of increased market activity. Investment management income increased $596,000 to $4.0 million for the first quarter of 2002 primarily due to the acquisition of MBT. Increases in insurance, service charges on deposits, and other income were offset by declines in credit card (due to the sales of the retail credit card portfolio in 2001) and mortgage servicing income.

     Noninterest expenses were $36.0 million for the first quarter of 2002, up from the $32.7 million for the first quarter of 2001. Salaries increased $3.1 million from the first quarter of 2001. The inclusion of MBT and ONB in the 2002 numbers amounted to approximately $2.4 million of the variance in salaries. Amortization of intangibles decreased $277,000 from the first quarter 2001 to $235,000 due to the adoption of FAS 142, which eliminated the amortization of unidentified intangibles (goodwill). The amortization recognized in 2002 consists primarily of the amortization of core deposit intangibles relating to ONB and the Bank of Western Massachusetts. Other expenses were up $582,000 primarily as a result of the acquisitions of MBT and ONB, which contributed $1.1 million. The inclusion of MBT and ONB was offset by a 5% overall decline in other expenses at the remaining affiliates.

Income Taxes

     The IRS taxes the Company and its subsidiaries on income at the Federal level and by various states in which they do business. Approximately half of the Company's income is generated in the State of Vermont, which levies franchise taxes on banks based upon average deposit levels in lieu of taxing income. Franchise taxes are included in income tax expense in the consolidated statements of income.

     For the three months ended March 31, 2002 and 2001, Federal and state income tax provisions amounted to $7.7 million and $7.9 million, respectively. The effective income tax rates for the respective periods were 34.3% and 35.4%. The decrease from 2001 to 2002 is primarily attributable to lower provisions for state income taxes in Massachusetts, caused by the establishment, in the second half of 2001, of Real Estate Investment Trusts (REITs) in that state. REITs receive preferential tax treatment in the ownership of mortgage loans secured by real estate in Massachusetts. During all periods, the Company's statutory Federal corporate tax rate was 35%.

Financial Position

     The Company invests the majority of its assets in loans and securities. Total assets increased from $4.2 billion at December 31, 2001 to $4.4 billion at March 31, 2002 and total loans increased $182 million from a quarter ago to $3.0 billion as of March 31, 2002. Ocean National Bank contributed total assets of approximately $302 million and total loans of approximately $211 million. Residential real estate loans declined $61 million from a year ago and increased $71 million from December 31, 2001. The decline from March 31, 2001 was primarily due to higher levels of prepayments caused by declining market interest rates in 2001, as well as to the securitization of $66 million in residential loans in the fourth quarter of last year. The securitized loans were retained in the Company's investment portfolio as mortgage-backed securities. The acquisition of ONB increased residential real estate loans by approximately $97 million from December 31, 2001, leading to the increase from that date.

     Consumer loans declined $29 million from December 31, 2001 due primarily to paydowns on the automotive finance portfolio, driven by lower market interest rates, which outpaced originations.

     Overall commercial balances increased approximately $126 million from a quarter ago primarily as a result of the purchase of ONB. Excluding the effect of MBT and ONB, the commercial portfolio at March 31, 2002 grew $127 million or approximately 10% higher than a year ago, with growth primarily in the commercial real estate category while commercial loans were relatively flat.

     Total deposits at March 31, 2002 were $3.8 billion, up $215 million from December 31, 2001 and up $661 million from March 31, 2001. The increase from December 31, 2001 was primarily due to the acquisition of ONB, which contributed $239 million in deposits. The increase from March 31, 2001 was due to the inclusion of ONB, as well as the inclusion of $219 million in deposits at March 31, 2002 from MBT. However, the existing franchise grew its deposits approximately 6% from the level a year ago. Much of this increase was due to unusually high inflows of deposits in the third and fourth quarters, caused by the slowing economy and the September 11/th/ tragedies. The majority of these deposits have remained with the Banks during the first quarter of 2002.

Credit Quality

     Nonperforming assets include nonaccrual loans and foreclosed real estate (Other Real Estate Owned). As of March 31, 2002, nonperforming assets plus loans 90 days past due and still accruing totaled $17.5 million, down slightly from a quarter ago and up $1.3 million from a year ago. Loans on nonaccrual status increased from $12.4 million at December 31, 2001 to $13.4 million at March 31, 2002 entirely due to the acquisition of Ocean National Bank. Net charge-off activity totaled $931,000 for the first quarter of 2002, compared to $2.7 million for the same period in 2001, or 0.03% and 0.09%, of average loans for the respective periods. The allowance for loan losses was $49.4 million at March 31, 2002, up from $39.5 million a year ago, and $45.3 million at December 31, 2001. The acquisition of MBT led to $4.4 million of the increase from the March 31, 2001 balance. ONB accounted for $3.0 million of the increase from both the prior respective periods.

     A summary of credit quality follows:

                                              3/31/02     12/31/01      3/31/01
                                             ----------------------------------
                                                       (in thousands)
   Loans on nonaccrual                        $13,447      $12,374      $11,560
   Troubled debt restructuring                    272            -            -
   Other real estate owned (OREO)                 351          703          328
                                             ----------------------------------
   Total nonperforming assets (NPAs)          $14,070      $13,077      $11,888
                                             ==================================
   Loans past due 90 days or more
       and still accruing  interest           $ 3,430      $ 4,583      $ 4,318
   NPAs plus loans past due 90 days or
       more and still accruing interest        17,500       17,660       16,206
   Allowance for loan losses                   49,384       45,268       39,546
   NPAs as % of loans plus OREO                  0.46%        0.46%        0.42%
   Allowance as % of loans                       1.61%        1.59%        1.41%
   Allowance as % of nonperforming loans       359.97%      365.83%      342.09%
   Allowance as % of NPAs                      350.99%      346.17%      332.65%

     Provisions for and activity in the allowance for loan losses are summarized as follows:

                                                           Three Months
                                                          Ended March 31,
                                                       2002           2001
                                                     -----------------------
                                                      (in thousands)
   Beginning balance                                 $ 45,268       $ 40,255
   Provision for loan losses                            2,075          1,950
   Allowance acquired through acquisitions              2,972              -
   Loans charged off                                   (1,886)        (3,441)
   Loan recoveries                                        955            782
                                                     -----------------------
   Ending balance                                    $ 49,384       $ 39,546
                                                     =======================

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

     Adequacy of the allowance is determined using a consistent, systematic methodology which analyzes the size and risk of the loan portfolio. In addition to evaluating the collectibility of specific loans when determining the adequacy of the allowance for loan losses, management also takes into consideration other factors such as changes in the mix and volume of the loan portfolio, historic loss experience, the amount of the delinquencies and loans adversely classified, and economic trends. The adequacy of the allowance for loan losses is assessed by an allocation process whereby specific loss allocations are made against certain adversely classified loans, and general loss allocations are made against segments of the loan portfolio which have similar attributes. The Company's historical loss experience, industry trends, and the impact of the local and regional economy on the Company's borrowers, were considered by management in determining the adequacy of the allowance for loan losses. For a full discussion on the Company's allowance for loan loss policies see "Allowance for Loan Loss" in the Company's 2001 annual report on Form 10-K.

Capital

     The Company periodically repurchases its own stock under a share repurchase program originally authorized by the Board of Directors on January 19, 2000. Subsequent authorizations have increased the number of shares authorized to be repurchased under the program to six million shares. As of March 31, 2002, the Company has repurchased 3.8 million shares at a total cost of $83 million since inception under this program. Based on the resolution passed by the Corporation's Board of Directors, the Company has until December 31, 2003 to purchase the remaining 2.2 million shares authorized.

     Stockholders' equity totaled $374.4 million at March 31, 2002, compared to $370.7 million at year-end 2001. The current level reflects net income of $14.8 million less dividends paid to shareholders totaling $6.1 million. Accumulated other comprehensive income decreased $6.5 million to $2.2 million at March 31, 2002 from $8.6 million at December 31, 2001. "Tier One" capital, consisting entirely of common equity, measured 9.15% of risk-weighted assets at March 31, 2002. Total capital, including the "Tier Two" allowance for loan losses, was 10.40% of risk-weighted assets. The leverage capital ratio was 7.28%. These ratios placed Chittenden in the "well-capitalized" category according to regulatory standards.

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

     The measure of an institution's liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. At March 31, 2002, the Company maintained cash balances and short-term investments of approximately $222.4 million, compared with $308.0 million at December 31, 2001.

     To measure the sensitivity of its income to changes in interest rates, the Company uses a variety of methods, including simulation, valuation techniques and gap analyses. Interest-rate risk is the sensitivity of income to variations in interest rates over both short-term and long-term horizons. The primary goal of interest-rate management is to control this risk within limits approved by the Board of Directors. These limits and guidelines reflect the Company's tolerance for interest-rate risk. The Company attempts to control interest-rate risk by identifying exposures, quantifying them and taking appropriate actions. For a full discussion of interest-rate risk see "Liquidity and Rate Sensitivity" in the Company's 2001 annual report on Form 10-K. There has not been a material change in the Company's interest-rate exposure or its anticipated market risk during the current period.

                           PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

          None.

(b)  REPORTS ON FORM 8-K

          The Company's fourth quarter 2001 press release announcing earnings and quarterly dividends, as well as a copy of the quarterly comparative financial statements was filed on Form 8-K on January 18, 2002.

          The Company's press release announcing the completion of its acquisition of Ocean National Bank was filed on Form 8-K on February 28, 2002.

          The Company's power point presentation distributed at various analyst meetings as of March 6, 2002 was filed on Form 8-K on March 7, 2002.

                             CHITTENDEN CORPORATION
                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CHITTENDEN CORPORATION
                                         Registrant



May 1, 2002                              /s/ PAUL A. PERRAULT
-----------                              -------------------
Date                                     Paul A. Perrault,
                                         Chairman, President and
                                         Chief Executive Officer



May 1, 2002                              /s/ KIRK W. WALTERS
-----------                              ------------------
Date                                     Kirk W. Walters
                                         Executive Vice President,
                                         Treasurer, and Chief Financial Officer