Form 10-Q
period 2002-06-30
CHITTENDEN CORP /VT/
filed 2002-08-13
CIK 200138

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Six Months Ended June 30, 2002

or

☐ Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 0-7974

CHITTENDEN CORPORATION
(Exact Name of Registrant as Specified in its Charter)

VERMONT	03-0228404
(State of Incorporation)	(IRS Employer Identification No.)

TWO BURLINGTON SQUARE BURLINGTON, VERMONT	05401
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number: (802) 658-4000

NOT APPLICABLE
Former Name, Former Address and Formal Fiscal Year
If Changed Since Last Report

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☒    NO ☐

At August 9, 2002, there were 32,250,282 shares of the Corporation’s $1.00 par value common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Chittenden Corporation
Consolidated Balance Sheets
(Unaudited)

	June 30, 2002	December 31, 2001
	(in thousands)
Assets
Cash and cash equivalents	$195,884	$308,023
Securities available for sale	1,232,549	826,495
FHLB stock	14,967	13,613
Loans held for sale	27,556	50,208
Loans:
Commercial	583,557	559,752
Municipal	44,107	85,479
Real Estate:
Residential	914,141	855,561
Commercial	1,043,889	903,819
Construction	78,995	79,801

Total Real Estate	2,037,025	1,839,181
Consumer	301,634	353,765

Total Loans	2,966,323	2,838,177
Less: Allowance for loan losses	(48,994)	(45,268)

Net loans	2,917,329	2,792,909
Accrued interest receivable	28,051	23,357
Other real estate owned	230	703
Other assets	36,284	33,934
Premises and equipment, net	57,381	55,104
Mortgage servicing rights	16,917	16,020
Identified intangibles	10,175	4,007
Goodwill	58,249	29,341

Total assets	$4,595,572	$4,153,714

Liabilities:
Deposits:
Demand deposits	$627,498	$620,828
Savings deposits	393,025	346,974
NOW and money market deposits	1,922,452	1,870,835
Certificates of deposit less than $100,000	682,636	634,992
Certificates of deposit $100,000 and over	198,607	196,217

Total deposits	3,824,218	3,669,846
Borrowings	177,729	44,409
Company obligated, mandatorily redeemable securities of subsidiary trust	125,000	—
Accrued expenses and other liabilities	69,298	68,805

Total liabilities	4,196,245	3,783,060
Stockholders’ Equity:
Preferred stock—$100 par value authorized – 200,000 shares; issued and outstanding—none
Common stock—$1 par value; authorized – 60,000,000 shares; issued – 35,748,653 in 2002 and 35,743,473 in 2001	35,749	35,743
Surplus	145,201	145,687
Retained earnings	274,266	256,677
Treasury stock, at cost – 3,513,595 shares in 2002 and 3,673,027 shares in 2001	(76,272)	(79,733)
Accumulated other comprehensive income	16,604	8,621
Directors deferred compensation to be settled in stock	3,839	3,746
Unearned portion of employee restricted stock	(60)	(87)

Total stockholders’ equity	399,327	370,654

Total liabilities and stockholders’ equity	$4,595,572	$4,153,714

The accompanying notes are an integral part of these consolidated financial statements.

Chittenden Corporation
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands, except per share amounts)
Interest income:
Interest on loans	$49,656	$57,955	$97,983	$116,063
Investment securities:
Taxable	15,328	9,580	28,110	19,238
Tax-favored	114	248	209	387
Short-term investments	6	103	42	337

Total interest income	65,104	67,886	126,344	136,025

Interest expense:
Deposits	15,283	24,430	31,346	51,400
Borrowings	1,484	772	2,147	1,765

Total interest expense	16,767	25,202	33,493	53,165

Net interest income	48,337	42,684	92,851	82,860
Provision for loan losses	1,691	2,041	3,766	3,991

Net interest income after provision for loan losses	46,646	40,643	89,085	78,869

Noninterest income:
Investment management income	3,913	3,849	7,885	7,225
Service charges on deposit accounts	4,098	3,705	7,852	7,054
Mortgage servicing income	625	944	1,315	1,922
Gains on sales of loans, net	1,860	1,945	4,615	6,885
Credit card income, net	897	1,114	1,689	2,114
Insurance commissions, net	882	834	1,819	1,728
Other	3,288	2,799	6,548	5,228

Total noninterest income	15,563	15,190	31,723	32,156

Noninterest expense:
Salaries	18,491	15,275	35,642	29,277
Employee benefits	3,959	3,177	7,640	6,960
Net occupancy expense	4,859	4,260	9,780	8,995
Other real estate owned, income and expense, net	7	8	(161)	47
Amortization of intangibles	348	741	583	1,253
Other	10,933	10,111	21,159	19,755

Total noninterest expense	38,597	33,572	74,643	66,287

Income before income taxes	23,612	22,261	46,165	44,738
Income tax expense	8,297	7,935	16,027	15,900

Net income	$15,315	$14,326	$30,138	$28,838

Basic earnings per share	$0.48	$0.45	$0.94	$0.89
Diluted earnings per share	0.47	0.44	0.92	0.88
Dividends per share	0.20	0.19	0.39	0.38

The accompanying notes are an integral part of these consolidated financial statements.

Chittenden Corporation
Consolidated Statements of CashFlows
(Unaudited)

	For the Six Months Ended June 30,
	2002	2001
	(in thousands)
Cash flows from operating activities:
Net income	$30,138	$28,838
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,766	3,991
Depreciation	3,709	2,943
Amortization of intangible assets	583	1,253
Amortization of premiums, fees, and discounts, net	1,597	944
Investment securities (gains) losses	(323)	407
Deferred income taxes	(3,430)	(1,544)
Loans originated for sale	(275,652)	(167,272)
Proceeds from sales of loans	302,919	184,779
Gains on sales of loans, net	(4,615)	(6,885)
Changes in assets and liabilities, net of effect from purchase of acquired companies:
Accrued interest receivable	(3,232)	1,674
Other assets	(4,131)	(1,956)
Accrued expenses and other liabilities	(332)	8,817

Net cash provided by operating activities	50,997	55,989

Cash flows from investing activities:
Cash paid, net of cash received in acquisitions	(41,481)	8,001
Proceeds from sales (purchases) of Federal Home Loan Bank stock	(148)	(616)
Proceeds from sales of securities available for sale	424,035	189,159
Proceeds from maturing securities and principal payments on securities available for sale	162,147	191,994
Purchases of securities available for sale	(938,616)	(355,614)
Loans originated, net of principal repayments	77,103	88,052
Purchases of premises and equipment	(2,053)	(458)

Net cash provided by (used in) investing activities	(319,013)	120,518

Cash flows from financing activities:
Net (decrease) in deposits	(81,479)	(52,127)
Net increase (decrease) in borrowings	126,645	(48,335)
Issuance of trust preferred securities	120,558	—
Proceeds from issuance of treasury and common stock	2,701	823
Dividends on common stock	(12,548)	(12,421)
Repurchase of common stock	—	(14,995)

Net cash provided by (used in) financing activities	155,877	(127,055)

Net increase (decrease) in cash and cash equivalents	(112,139)	49,452
Cash and cash equivalents at beginning of period	308,023	178,621

Cash and cash equivalents at end of period	$195,884	$228,073

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$32,560	$26,047
Income taxes	14,387	19,978
Non-cash investing and financing activities:
Loans transferred to other real estate owned	952	821
Issuance of treasury and restricted stock	138	143
Assets acquired and liabilities assumed through acquisitions:
Fair value of assets acquired	$267,310	$239,253
Fair value of liabilities assumed	242,968	212,391
Cash paid	53,250	47,452

Goodwill	$28,908	$20,590

The accompanying notes are an integral part of these consolidated financial statements.

Chittenden Corporation
Notes to Consolidated Financial Statements

NOTE 1—ACCOUNTING POLICIES

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results for interim periods are not necessarily indicative of the results of operations for the full year or any other interim period.

The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period. Certain reclassifications have been made to prior year balances to conform to the current year presentation.

NOTE 2 – RECENTLY ADOPTED ACCOUNTING POLICIES

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), and No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Statement No. 141 requires that the purchase accounting method be used for all business combinations initiated after June 30, 2001.

The Company adopted SFAS 142 as of January 1, 2002. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic impairment evaluations of goodwill. As a result of adopting SFAS 142, the Company eliminated goodwill amortization of $1,352,000 in the first six months of 2002.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which supersedes SFAS No. 121 and portions of APB Opinion No. 30. This statement addresses the recognition of an impairment loss for long-lived assets to be held and used, or disposed of by sale or otherwise. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS 144 did not have a significant impact on the financial position or results of operations of the Company.

NOTE 3 – ACQUISITIONS AND SALES

On February 28, 2002, Chittenden acquired Ocean National Corporation, headquartered in Kennebunk, Maine and its subsidiary Ocean National Bank for $53.25 million in cash. In addition to the purchase price the company incurred approximately $4.5 million of capitalized costs incurred in connection with the acquisition. The transaction has been accounted for as a purchase and, accordingly, the operations of Ocean National Bank (ONB) are included in Chittenden’s consolidated financial statements from the date of acquisition.

The purchase price has been allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. The excess of purchase price over the fair value of net tangible and intangible assets acquired has been recorded as goodwill. The fair value of these assets and liabilities is summarized as follows (in thousands):

Cash and cash equivalents	$11,769
FHLB Stock	1,256
Securities available for sale	41,498
Net loans	207,443
Prepaid expenses and other assets	(5,341)
Premises and equipment	3,934
Core Deposit Intangibles	6,751
Goodwill	28,908
Deposits	(235,851)
Accrued expenses and other liabilities	(7,117)

Total acquisition cost	$53,250

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

The purchase price has been allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired has been recorded as goodwill. The fair value of these assets and liabilities is summarized as follows (in thousands):

Cash and cash equivalents	$55,453
FHLB Stock	686
Securities available for sale	5,034
Net loans	168,860
Prepaid expenses and other assets	3,422
Premises and equipment	5,798
Goodwill	20,590
Deposits	(212,425)
Accrued expenses and other liabilities	34

Total acquisition cost	$47,452

Following is supplemental information reflecting selected pro forma results as if these acquisitions had been consummated as of January 1, 2001 (in thousands, except EPS):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
Total revenue	$63,900	$62,832	$127,213	$127,513
Income before income taxes	23,612	23,765	47,090	47,865
Net income	15,315	15,212	30,706	30,601
Diluted earnings per share (EPS)	0.47	0.47	0.94	0.94

Total revenue includes net interest income and non-interest income.

During the first quarter of 2001, the Company sold its retail credit card portfolio, totaling approximately $39 million, at a gain of $4.3 million. An additional gain of $330,000 was recognized in the second quarter of 2001 after the expiration of certain contingent obligations accrued in the first quarter.

NOTE 4 – CAPITAL TRUST SECURITIES

On May 21, 2002, a wholly-owned subsidiary of Chittenden, Chittenden Capital Trust I, issued $125 million of 8% trust preferred securities (“Securities”) to the public and invested the proceeds from this offering in an equivalent amount of junior subordinated debentures issued by Chittenden. These debentures are the sole asset of the trust subsidiary. The proceeds from the offering, which was net of $4.4 million of issuance costs, will be used for general corporate purposes. The Securities pay interest quarterly, are mandatorily redeemable on July 1, 2032 and may be redeemed by the Trust at par any time on or after July 1, 2007. Chittenden has fully and unconditionally guaranteed the Securities issued by Chittenden Capital Trust I.

Concurrent with the issuance of these securities, Chittenden entered into interest rate swap agreements with two counterparties, in which Chittenden will receive 8% fixed on the notional amount of $125 million, while paying the counterparties a variable rate based on the three month LIBOR (London Interbank Offered Rate), plus approximately 122 basis points.

NOTE 5 – COMPREHENSIVE INCOME

The Company’s comprehensive income for the periods ended June 30, 2002 and 2001 is presented below (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
Net Income	$15,315	$14,326	$30,138	$28,838
Unrealized gains/losses on investment securities:
Unrealized holding gains (losses) on securities available for sale, net of tax	14,515	(1,453)	8,193	4,120
Reclassification adjustments for (gains) losses arising during period, net of tax	(62)	(13)	(210)	265

Total Comprehensive income	$29,768	$12,860	$38,121	$33,223

NOTE 6 – EARNINGS PER SHARE

The following table summarizes the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands except per share information)
Net income (loss)	$15,315	$14,326	$30,138	$28,838

Weighted average common shares outstanding	32,219	32,123	32,177	32,286
Dilutive effect of common stock equivalents	466	367	434	359

Weighted average common and common equivalent shares outstanding	32,684	32,490	32,611	35,644

Basic earnings per share	$0.48	$0.45	$0.94	$0.89
Dilutive effect of common stock equivalents	(0.01)	(0.01)	(0.02)	(0.01)

Diluted earnings per share	$0.47	$0.44	$0.92	$0.88

NOTE 7 – BUSINESS SEGMENTS

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

Immaterial operating segments of the Company’s operations, which do not have similar characteristics to the commercial banking operations and do not meet the quantitative thresholds requiring disclosure, are included in the Other category in the disclosure of business segments below. Revenue derived from these segments includes insurance commissions from insurance related products and services, as well as other operations associated with the parent holding company.

The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies included in Note 1 of the Company’s 2001 Annual Report on Form 10-K. The consolidation adjustments reflect certain eliminations of inter-segment revenue, cash and parent company investments in subsidiaries.

For the Three Months Ended June 30, 2002 (in thousands)	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Net interest income (1)	$48,698	$(361)	—	$48,337
Noninterest income	14,683	880	—	15,563
Provision for loan losses	1,691	—	—	1,691
Noninterest expense	37,660	937	—	38,597

Net income (loss) before income tax	24,030	(418)	—	23,612
Income tax expense/(benefit)	8,403	(106)	—	8,297

Net income (loss)	$15,627	$(312)	—	$15,315

End of Period Assets	$4,579,552	$520,178	$(504,158)	$4,595,572

For the Three Months Ended June 30, 2001 (in thousands)	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Net interest income (1)	$42,618	$66	—	$42,684
Noninterest income	14,354	836	—	15,190
Provision for loan losses	2,041	—	—	2,041
Noninterest expense	32,573	999	—	33,572

Net income (loss) before income tax	22,358	(97)	—	22,261
Income tax expense/(benefit)	7,948	(13)	—	7,935

Net income (loss)	$14,410	$(84)	—	$14,326

End of Period Assets	$3,896,909	$355,355	$(354,235)	$3,898,029

For the Six Months EndedJune 30, 2002 (in thousands)	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Net interest income (1)	$93,170	$(319)	—	$92,851
Noninterest income	29,903	1,831	(11)	31,723
Provision for loan losses	3,766	—	—	3,766
Noninterest expense	72,769	1,885	(11)	74,643

Net income (loss) before income tax	46,538	(373)	—	46,165
Income tax expense/(benefit)	16,087	(60)	—	16,027

Net income (loss)	$30,451	$(313)	—	$30,138

End of Period Assets	$4,579,552	$520,178	$(504,158)	$4,595,572

For the Six Months EndedJune 30, 2001 (in thousands)	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Net interest income (1)	$82,691	$169	—	$82,860
Noninterest income	30,419	1,758	(21)	32,156
Provision for loan losses	3,991	—	—	3,991
Noninterest expense	64,310	1,998	(21)	66,287

Net income (loss) before income tax	44,809	(71)	—	44,738
Income tax expense/(benefit)	15,883	17	—	15,900

Net income (loss)	$28,926	$(88)	—	$28,838

End of Period Assets	$3,896,909	$355,355	$(354,235)	$3,898,029

(1)
The Commerical Banking segment derives a majority of its revenue from interest. In addition, management primarily relies on net interest income, not the gross revenue and expense amounts, in managing the segment. Therefore, only the net amount has been disclosed.

(2)
Revenue derived from these non-reportable segments includes insurance commissions from various insurance related products and services, as well as other operations associated with the parent holding company.

NOTE 8 – STOCKHOLDERS’ EQUITY

On July 18, 2001, the Company declared a five-for-four stock split which was distributed on September 14, 2001 to stockholders of record August 31, 2001. This stock split has been reflected in the accompanying balance sheets as of June 30, 2002 and December 31, 2001; all share and per share amounts presented herein have been restated to reflect the split. On July 17, 2002, the Company declared dividends of $0.20 per share or approximately $6.4 million, to be paid on August 16, 2002 to shareholders of record on August 2, 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Chittenden Corporation posted second quarter 2002 net income of $0.47 per diluted share, compared to the net income of $0.44 per diluted share posted in the second quarter of last year. Net income for the second quarter of 2002 was $15.3 million, compared to net income of $14.3 million recorded in the same quarter a year ago. For the first six months of 2002, diluted earnings per share were $0.92, compared to the $0.88 diluted earnings per share recorded for the same time period in 2001. Year to date net income for 2002 was $30.1 million, compared to net income of $28.8 million for the same period a year ago.

Return on average equity was 15.95% for the quarter ended June 30, 2002 compared with return on average equity of 16.63% for the same period in 2001. Return on average equity for the first six months of 2002 was 16.01%, down from return on average equity of 16.89% a year ago. The decline in return on average equity for the quarter and year ended June 30, 2002 was a result of higher levels of average stockholders’ equity.

Return on average assets was 1.38% for the second quarter of 2002, compared with the return on average assets of 1.51% for the second quarter of last year. Return on average assets for the first six months of 2002 was 1.41%, down from 1.56% a year ago. The decline in return on average assets for the quarter and the year ended June 30, 2002 was primarily due to higher levels of average assets caused by the acquisition of ONB and MBT.

Net interest income on a tax equivalent basis for the three months ended June 30, 2002 was $48.7 million, up from $43.3 million for the same period a year ago. The yield on earning assets was 4.69% in the second quarter of 2002, compared with 4.87% in the same period of 2001 and 4.61% for the first quarter of 2002. The increase in the net interest income from the second quarter of 2001 was attributed primarily to higher levels of average earning assets and deposits that resulted from the acquisition of ONB and MBT, growth of the affiliate banks, and the trust preferred securities issuance. Approximately half of the decline in the yield on earning assets from the second quarter of 2001 was a result of a narrower margin on the investment of the proceeds from the trust preferred securities issuance and additional borrowings from the FHLB.

The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the three months and six months ended June 30, 2002 and 2001:

For the Three Months Ended June 30, 2002			For the Three Months Ended June 30, 2001				For the Six Months Ended June 30, 2002			For the Six Months Ended June 30, 2001
Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)	Description	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)
						ASSETS
						Interest-Earning Assets:
						Loans:
$577,932	$8,782	6.10%	$457,981	$9,369	8.21%	Commercial	$566,206	$17,233	6.14%	$424,410	$18,088	8.59%
84,786	935	4.41%	89,136	1,316	5.92%	Municipal	85,109	1,948	4.58%	88,004	2,598	5.95%
						Real Estate:
950,808	16,090	6.78%	1,130,754	21,308	7.56%	Residential	933,142	31,757	6.83%	1,124,519	42,710	7.66%
1,037,386	16,489	6.38%	796,391	16,570	8.35%	Commercial	994,083	31,919	6.48%	774,571	32,744	8.52%
84,710	1,734	8.21%	91,507	1,928	8.45%	Construction	86,344	3,424	8.00%	93,589	3,930	8.47%

2,072,904	34,313	6.63%	2,018,652	39,806	7.96%	Total Real Estate	2,013,569	67,100	6.70%	1,992,679	79,384	8.03%
311,521	5,962	7.68%	368,860	7,968	8.66%	Consumer	323,950	12,394	7.72%	378,193	17,003	9.07%

3,047,143	49,992	6.58%	2,934,629	58,459	7.99%	Total loans	2,988,834	98,675	6.65%	2,883,286	117,073	8.19%
						Investments:
1,095,216	15,328	5.60%	600,233	9,580	6.40%	Taxable	1,032,851	28,111	5.45%	596,509	19,238	6.50%
19,697	162	3.31%	24,680	347	5.64%	Tax-Favored Securities	17,382	298	3.46%	18,644	544	5.88%
225	2	3.40%	225	2	3.55%	Interest-Bearing Deposits	225	4	3.39%	225	4	3.80%
827	4	1.96%	7,663	101	5.29%	Federal Funds Sold	4,765	38	1.63%	12,179	333	5.51%

4,163,108	65,488	6.30%	3,567,430	68,489	7.70%	Total Interest-Earning Assets	4,044,057	127,126	6.32%	3,510,843	137,192	7.88%

322,685			271,484			Noninterest-Earning Assets	316,639			258,063
(49,530)			(42,665)			Allowance for Loan Losses	(48,186)			(41,486)

$4,436,263			$3,796,249			Total Assets	$4,312,510			$3,727,420

						LIABILITIES AND STOCKHOLDERS’ EQUITY
						Interest-Bearing Liabilities:
$390,679	1,130	1.16%	$378,033	2,163	2.30%	Savings	$376,798	2,231	1.19%	$371,027	4,481	2.44%
1,949,626	6,812	1.40%	1,589,282	11,316	2.86%	NOW and money market accounts	1,921,719	13,881	1.46%	1,554,999	24,816	3.22%
676,065	5,758	3.42%	636,409	8,228	5.18%	Certificates of deposit under $100,000	662,057	12,065	3.67%	626,900	16,387	5.27%
229,598	1,583	2.77%	214,184	2,723	5.10%	Certificates of deposit $100,000and over	216,294	3,169	2.95%	212,119	5,716	5.43%
3,245,968	15,283	1.89%	2,817,908	24,430	3.48%	Total Interest-Bearing Deposits	3,176,868	31,346	1.99%	2,765,045	51,400	3.75%
135,697	1,484	4.39%	53,972	772	5.74%	Borrowings	90,394	2,147	4.79%	60,535	1,765	5.88%

3,381,665	16,767	1.99%	2,871,880	25,202	3.52%	Total Interest-Bearing Liabilities	3,267,262	33,493	2.07%	2,825,580	53,165	3.79%

						NonInterest-Bearing Liabilities:
605,606			523,392			Demand Deposits	603,376			502,891
63,953			55,411			Other Liabilities	62,248			54,726

4,051,224			3,450,683			Total Liabilities	3,932,886			3,383,197
385,039			345,566			Stockholders’ Equity	379,624			344,223

$4,436,263			$3,796,249			Total Liabilities and Stockholders’ Equity	$4,312,510			$3,727,420

	$48,721					Net Interest Income		$93,633			$84,027

		4.31%			4.18%	Interest Rate Spread (2)			4.25%			4.09%
		4.69%			4.87%	Net Yield on Earning Assets (3)			4.65%			4.83%

(1)	On a fully taxable equivalent basis, calculated using a Federal income tax rate of 35%. Loan income includes fees.
(2)	Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(3)	Net yield on earning assets is net interest income divided by total interest-earning assets.

Noninterest income amounted to $15.6 million for the second quarter of 2002 up from $15.2 for the second quarter of last year. Increases in service charges on deposits as a result of the ONB & MBT acquisitions, and other income were offset by declines in credit card income (due to the sale of the retail credit card portfolio in 2001) and mortgage servicing income, which resulted from higher amortization of originated mortgage servicing rights. The increase in other income was driven mainly by increased investment services business and by increases in general banking services, the latter due to the acquisition of ONB & MBT.

For the first six months of 2002, noninterest income was $31.7 million, down from $32.2 million a year ago. Gains on sales of loans were $4.6 million for the first half of 2002 compared with $6.9 million last year. Included in gains on sales of loans for 2001 was a $4.6 million gain on the sale of the Company’s retail credit card portfolio. Gains on the sales of mortgage loans increased from $2.3 million in 2001 to $4.6 million in 2002 due to increased mortgage market activity. Sales volume of mortgage loans increased $120.4 million from $177.9 million in 2001 to $298.3 million in 2002. Investment management income increased $660,000 to $7.9 million for the first six months of 2002 primarily due to the acquisition of MBT. Service charges on deposit accounts increased $798,000 due to the acquisition of MBT and ONB. Other noninterest income amounted to $6.5 million and $5.2 million for the six months ended June 30, 2002 and 2001 respectively. The gains and losses on sales of investment securities accounted for approximately half of the variance in total other noninterest income, since $407,000 in losses were realized on sales in 2001 while sales in 2002 generated $323,000 in gains. The remainder of the increase in noninterest income year over year was driven primarily by additional revenues in the business services units, particularly investment services, and payroll processing.

Noninterest expenses were $38.6 million for the second quarter of 2002, up from the $33.6 million for the second quarter of 2001. Salaries and employee benefits increased $4.0 million from the second quarter of 2001. The inclusion of ONB in 2002 and an additional month of MBT in the second quarter of 2002 (the MBT acquisition was closed as of April 30, 2001) amounted to approximately $2.2 million of the variance in salaries and benefits. In addition, incentive compensation increased $751,000 and employee benefits increased $514,000 from the same period a year ago, driven primarily by pension and medical insurance costs. Amortization of intangibles decreased $393,000 from the second quarter 2001 to $348,000 due to the adoption of FAS 142, which eliminated the amortization of unidentified intangibles (goodwill). The amortization recognized in 2002 relates primarily to of the amortization of core deposit intangibles resulting from the ONB and Bank of Western Massachusetts acquisitions. Other expenses were up $822,000 as a result of the acquisition of ONB and MBT.

For the first six months, total noninterest expenses were $74.6 million in 2002, compared with $66.3 million the year before. Salaries and employee benefits increased $7.0 million from the 2001 level. Approximately $5.3 million of the variance in salaries and employee benefits was due to the acquisition of ONB and MBT. The adoption of FAS 142 decreased amortization of intangibles $895,000 and the amortization of core deposit intangibles increased $225,000 with the acquisition of ONB. Increases in occupancy and other noninterest expense were primarily attributable to the acquisitions of ONB and MBT.

Income Taxes

The Company and its subsidiaries are taxed on income by the IRS at the Federal level and by various states in which they do business. Approximately half of the Company’s income is generated in the State of Vermont, which levies franchise taxes on banks based upon average deposit levels in lieu of taxing income. Franchise taxes are included in income tax expense in the consolidated statements of income.

For the six months ended June 30, 2002 and 2001, Federal and state income tax provisions amounted to $16.0 million and $15.9 million, respectively. The effective income tax rates for the respective periods were 34.7% and 35.5%. The decrease from 2001 to 2002 is primarily attributable to lower provisions for state income taxes in Massachusetts, caused by the establishment in the second half of 2001 of Real Estate Investment Trusts (REITs) in that state. REITs receive preferential tax treatment in the ownership of mortgage loans secured by real estate in Massachusetts. During all periods, the Company’s statutory Federal corporate tax rate was 35%.

Financial Position

The Company invests the majority of its assets in loans and securities. Total assets increased from $4.2 billion at December 31, 2001 to $4.6 billion at June 30, 2002. Ocean National Bank contributed total assets of approximately $300 million and total loans of approximately $207 million. Residential real estate loans declined $83 million from a year ago and increased $59 million from December 31, 2001. The acquisition of ONB increased residential real estate loans by approximately $97 million from December 31, 2001, leading to the increase from that date. The decline from June 30, 2001 was primarily due to higher levels of prepayments caused by steadily declining market interest rates in the last year, as well as to the securitization of $66 million in residential loans in the fourth quarter of last year. The securitized loans were retained in the Company’s available-for-sale investment portfolio as mortgage-backed securities.

Consumer loans declined $52 million from December 31, 2001 due primarily to paydowns on the automotive finance portfolio, driven by lower market interest rates, which outpaced originations.

Overall commercial balances increased approximately $210 million from a year ago primarily as a result of the purchase of ONB. Excluding the effect of ONB, the commercial portfolio at June 30, 2002 grew $111 million or approximately 6.8% from a year ago, with growth primarily in the commercial real estate category while commercial C & I loans were relatively flat.

Total deposits at June 30, 2002 were $3.8 billion, up $154 million from December 31, 2001 and up $372 million from June 30, 2001. The increase from December 31, 2001 and June 30, 2001 was primarily due to the acquisition of ONB, which contributed $236 million in deposits, and to stronger than normal deposit flows in the last six months of 2001 as investors moved investments out of the stock market and into cash. The seasonality of the Company’s deposits, particularly in the government-banking sector, has historically caused the low point of deposit levels during a typical year to be at the end of the second quarter.

Credit Quality

Nonperforming assets include nonaccrual loans and foreclosed real estate (Other Real Estate Owned). As of June 30, 2002, nonperforming assets plus loans 90 days past due and still accruing totaled $13.3 million, down $4.2 million from a quarter ago and down $3.0 million from a year ago. Loans on nonaccrual status decreased from $12.4 million at December 31, 2001 to $10.4 million at June 30, 2002. Net charge-off activity totaled $2.1 million for the second quarter of 2002, compared to $1.1 million for the same period in 2001, or 0.07% and 0.04%, of average loans for the respective periods. Net charge off activity totaled $3.0 million for the six months ended June 30, 2002 and $3.8 million for the same period in 2001 or 0.10% and 0.13% of average loans for the respective periods. The allowance for loan losses was $49.0 million at June 30, 2002, up from $44.5 million a year ago, and $45.3 million at December 31, 2001. The acquisition of ONB accounted for $3.0 million of the increase from both of the prior respective periods.

A summary of credit quality follows:

	6/30/02	3/31/02	12/31/01	6/30/01
	(in thousands)
Nonaccrual Loans	$10,407	$13,447	$12,374	$12,689
Troubled debt restructuring	235	272	—	—
Other real estate owned (OREO)	230	351	703	625

Total nonperforming assets (NPAs)	$10,872	$14,070	$13,077	$13,314

Loans past due 90 days or more and still accruing interest	$2,477	$3,430	$4,583	$3,082
NPAs plus loans past due 90 days or more and still accruing interest	13,349	17,500	17,660	16,396
Allowance for loan losses	48,994	49,384	45,268	44,541
NPAs as % of loans plus OREO	0.36%	0.46%	0.46%	0.45%
Allowance as % of loans	1.64%	1.61%	1.59%	1.52%
Allowance as % of nonperforming loans	460.38%	359.97%	365.83%	351.02%
Allowance as % of NPAs	450.64%	350.99%	346.17%	334.54%

Provisions for and activity in the allowance for loan losses are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands)
Beginning balance	$49,384	$39,546	$45,268	$40,255
Provision for loan losses	1,691	2,041	3,766	3,991
Allowance acquired through acquisitions	—	4,083	2,972	4,083
Loans charged off	(2,839)	(2,294)	(4,725)	(5,736)
Loan recoveries	758	1,165	1,713	1,947

Ending balance	$48,994	$44,541	$48,994	$44,541

The allowance for loan losses is based on management’s estimate of the amount required to reflect the potential inherent losses in the loan portfolio, based on circumstances and conditions known or anticipated at each reporting date. There are inherent uncertainties with respect to the collectibility of the Banks’ loans. Because of these inherent uncertainties, actual losses experienced in the near term may differ from the amounts reflected in these consolidated financial statements.

Adequacy of the allowance is determined using a consistent, systematic methodology which analyzes the size and risk of the loan portfolio. In addition to evaluating the collectibility of specific loans when determining the adequacy of the allowance for loan losses, management also takes into consideration other factors such as changes in the mix and volume of the loan portfolio, historic loss experience, the amount of delinquencies and loans adversely classified, and economic trends. An allocation process whereby specific loss allocations are made against certain adversely classified loans assesses the adequacy of the allowance for loan losses, and general loss allocations are made against segments of the loan portfolio which have similar attributes. The Company’s historical loss experience, industry trends, and the impact of the local and regional economies on the Company’s borrowers, were considered by management in determining the adequacy of the allowance for loan losses. For a full discussion on the Company’s allowance for loan loss policies see “Allowance for Loan Losses” in the Company’s 2001 annual report on Form 10-K.

Capital

The Company periodically repurchases its own stock under a share repurchase program originally authorized by the Board of Directors on January 19, 2000. Subsequent authorizations have increased the number of shares authorized to be repurchased under the program to six million shares. As of June 30, 2002, the Company has repurchased 3.8 million shares at a total cost of $83 million since the inception of the program. Based on the resolution passed by the Corporation’s Board of Directors, the Company has until December 31, 2003 to purchase the remaining 2.2 million shares authorized.

Stockholders’ equity totaled $399.3 million at June 30, 2002, compared to $370.7 million at year-end 2001. The current level reflects net income of $30.1 million less dividends paid to shareholders totaling $12.5 million. Accumulated other comprehensive income increased $8.0 million to $16.6 million at June 30, 2002 from $8.6 million at December 31, 2001 due to higher unrealized gains on the available for sale securities portfolio. “Tier One” capital, consisting of common equity and the allowable portion of the trust preferred securities (approximately $98.9 million), measured 11.84% of risk-weighted assets at June 30, 2002. Total capital, including the “Tier Two” allowance for loan losses and the remaining $26.1 million of the trust preferred securities, was 13.85% of risk-weighted assets. The leverage capital ratio was 9.35%. These ratios placed Chittenden in the “well-capitalized” category according to regulatory standards.

Liquidity

The Company’s liquidity and rate sensitivity are managed by the asset and liability committee, based upon policies approved by the Board of Directors. This committee meets periodically to review and direct the Banks’ lending, investment, deposit-gathering, and borrowing activities.

The measure of an institution’s liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. At June 30, 2002, the Company maintained cash balances and short-term investments of approximately $196 million, compared with $228 million at June 30, 2001.

To measure the sensitivity of its income to changes in interest rates, the Company uses a variety of methods, including simulation, valuation techniques and gap analyses. Interest-rate risk is the sensitivity of income to variations in interest rates over both short-term and long-term horizons. The primary goal of interest-rate management is to control this risk within limits approved by the Board of Directors. These limits and guidelines reflect the Company’s tolerance for interest-rate risk. The Company attempts to control interest-rate risk by identifying exposures, quantifying them and taking appropriate actions. For a full discussion of interest-rate risk see “Liquidity and Rate Sensitivity” in the Company’s 2001 annual report on Form 10-K. There has not been a material change in the Company’s interest-rate exposure or its anticipated market risk during the current period.

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Annual Meeting, April 17, 2002

Proposal 1:
Election of five directors, each to serve for a term of three years.

DIRECTOR	FOR	AUTHORITY WITHHELD

Paul J. Carrara	27,956,336	181,256
Sally W. Crawford	27,954,802	182,790
Phillip M. Drumheller	27,920,436	217,156
James C. Pizzagalli	27,956,336	181,256
Ernest A. Pomerleau	27,956,336	181,256

Election of three directors, each to serve for a term of one year:

John K. Dwight	27,955,284	182,308
Philip A. Kolvoord	27,933,089	204,503
Mark W. Richards	27,934,039	203,553

Proposal 2
Amendment and Restatement of the 1998 Directors’ Omnibus Long-Term Incentive Plan.

For:	24,658,243
Against:	2,906,631
Abstain:	577,765
No Vote:	5,048

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

None.

(b)    REPORTS ON FORM 8-K

The Company’s first quarter 2002 press release announcing earnings and quarterly dividends, as well as a copy of the quarterly comparative financial statements was filed on Form 8-K on April 19, 2002.

The Company’s investor presentation distributed to various analyst meetings as of May 15, 2002 was filed on Form 8-K on May 16, 2002.

CHITTENDEN CORPORATION
SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHITTENDEN CORPORATION
Registrant

August 13, 2002	S/ PAUL A. PERRAULT
Date	Paul A. Perrault,
Chairman, President and Chief Executive Officer

August 13, 2002	S/ KIRK W. WALTERS
Date	Kirk W. Walters
Executive Vice President, Treasurer, and Chief Financial Officer