Form 10-Q
period 2002-09-30
CHITTENDEN CORP /VT/
filed 2002-11-01
CIK 200138

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X    Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Three Months Ended September 30, 2002
or
       Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the transition period from _____________ to _____________

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

YES X                     NO

At October 28, 2002, there were 31,940,640 shares of the Corporation’s $1.00 par value common stock issued and outstanding.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Chittenden Corporation
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2002	2001
	(in thousands)
Assets
Cash and cash equivalents	$300,184	$308,023
Securities available for sale	1,424,513	826,495
FHLB stock	14,967	13,613
Loans held for sale	62,055	50,208
Loans:
Commercial	567,939	559,752
Municipal	97,912	85,479
Real Estate:
Residential	895,472	855,561
Commercial	1,067,702	903,819
Construction	81,232	79,801

Total Real Estate	2,044,406	1,839,181
Consumer	293,248	353,765

Total Loans	3,003,505	2,838,177
Less: Allowance for loan losses	(48,187)	(45,268)

Net loans	2,955,318	2,792,909
Accrued interest receivable	28,586	23,357
Other real estate owned	—	703
Other assets	42,039	33,934
Premises and equipment, net	56,901	55,104
Mortgage servicing rights	15,482	16,020
Identified intangibles	9,827	4,007
Goodwill	55,911	29,341

Total assets	$4,965,783	$4,153,714

Liabilities:
Deposits:
Demand deposits	$681,595	$620,828
Savings deposits	397,545	346,974
NOW and money market deposits	2,162,630	1,870,835
Certificates of deposit less than $100,000	691,873	634,992
Certificates of deposit $100,000 and over	237,948	196,217

Total deposits	4,171,591	3,669,846

Borrowings	178,189	44,409
Company obligated, mandatorily redeemable securities of subsidiary trust	125,000	—
Accrued expenses and other liabilities	76,651	68,805

Total liabilities	4,551,431	3,783,060
Stockholders’ Equity:
Preferred stock—$100 par value authorized – 200,000 shares; issued and outstanding—none	—	—
Common stock—$1 par value; authorized – 60,000,000 shares; issued – 35,748,653 in 2002 and 35,743,473 in 2001	35,749	35,743
Surplus	145,193	145,687
Retained earnings	283,536	256,677
Treasury stock, at cost – 3,808,013 shares in 2002 and 3,673,027 shares in 2001	(85,383)	(79,733)
Accumulated other comprehensive income	31,402	8,621
Directors deferred compensation to be settled in stock	3,909	3,746
Unearned portion of employee restricted stock	(54)	(87)

Total stockholders’ equity	414,352	370,654

Total liabilities and stockholders’ equity	$4,965,783	$4,153,714

The accompanying notes are an integral part of these consolidated financial statements.

Chittenden Corporation
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands, except per share amounts)
Interest income:
Interest on loans	$48,734	$56,507	$146,717	$172,570
Investment securities:
Taxable	17,954	9,788	46,065	29,026
Tax-favored	96	282	304	669
Short-term investments	83	243	125	579

Total interest income	66,867	66,820	193,211	202,844

Interest expense:
Deposits	14,472	22,548	45,819	73,948
Borrowings	2,734	694	4,881	2,459

Total interest expense	17,206	23,242	50,700	76,407

Net interest income	49,661	43,578	142,511	126,437
Provision for loan losses	2,315	2,025	6,081	6,016

Net interest income after provision for loan losses	47,346	41,553	136,430	120,421

Noninterest income:
Investment management income	3,865	4,334	11,750	11,559
Service charges on deposit accounts	4,067	3,570	11,919	10,624
Gains on sales of loans, net	2,086	1,916	6,702	8,800
Merchant services & credit card income, net	1,026	927	2,715	3,041
Insurance commissions, net	1,185	966	3,005	2,694
Other	1,547	4,221	9,408	11,373

Total noninterest income	13,776	15,934	45,499	48,091

Noninterest expense:
Salaries	18,450	16,132	54,092	45,500
Employee benefits	3,678	3,315	11,319	10,183
Net occupancy expense	4,766	4,308	14,546	13,303
Other real estate owned, income and expense, net	(115)	21	(276)	68
Amortization of intangibles	348	855	931	2,108
Other	9,919	10,115	31,077	29,872

Total noninterest expense	37,046	34,746	111,689	101,034

Income before income taxes	24,076	22,741	70,240	67,478
Income tax expense	8,364	7,930	24,391	23,829

Net income	$15,712	$14,811	$45,849	$43,649

Basic earnings per share	$0.49	$0.46	$1.43	$1.36
Diluted earnings per share	0.48	0.46	1.41	1.34
Dividends per share	0.20	0.19	0.59	0.57

The accompanying notes are an integral part of these consolidated financial statements

Chittenden Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2002	2001
	(in thousands)
Cash flows from operating activities:
Net income	$45,849	$43,649
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,081	6,016
Provision for impairment of mortgage servicing rights	1,200	—
Depreciation	5,591	4,542
Amortization of intangible assets	931	2,108
Amortization of premiums, fees, and discounts, net	2,888	1,523
Investment securities (gains) losses	(328)	150
Deferred (prepaid) income taxes	(776)	(6,128)
Loans originated for sale	(470,437)	(309,951)
Proceeds from sales of loans	465,292	330,481
Gains on sales of loans, net	(6,702)	(8,800)
Changes in assets and liabilities, net of effect from purchase of acquired companies:
Accrued interest receivable	(3,767)	3,936
Other assets	1,465	2,264
Accrued expenses and other liabilities	(3,337)	20,730

Net cash provided by operating activities	43,950	90,520

Cash flows from investing activities:
Cash paid, net of cash received in acquisitions	(41,481)	8,001
Proceeds from sales (purchases) of Federal Home Loan Bank stock	(148)	(616)
Proceeds from sales of securities available for sale	430,656	208,675
Proceeds from maturing securities and principal payments on securities available for sale	237,094	259,201
Purchases of securities available for sale	(1,190,416)	(505,262)
Loans originated, net of principal repayments	27,897	67,088
Purchases of premises and equipment	(3,455)	(2,912)

Net cash provided by (used in) investing activities	(539,853)	34,175

Cash flows from financing activities:
Net increase (decrease) in deposits	265,894	56,804
Net increase (decrease) in borrowings	127,105	(48,342)
Proceeds from issuance of trust preferred securities	120,577	—
Proceeds from issuance of treasury and common stock	3,383	1,277
Dividends on common stock	(18,991)	(18,576)
Repurchase of common stock	(9,904)	(16,473)

Net cash provided by (used in) financing activities	488,064	(25,310)

Net increase (decrease) in cash and cash equivalents	(7,839)	99,385
Cash and cash equivalents at beginning of period	308,023	178,621

Cash and cash equivalents at end of period	$300,184	$278,006

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$51,245	$77,546
Income taxes	18,851	20,073
Non-cash investing and financing activities:
Loans transferred to other real estate owned	945	1,116
Issuance of treasury and restricted stock	183	612
Assets acquired and liabilities assumed through acquisitions:
Fair value of assets acquired, including core deposit intangibles	$269,648	$239,253
Fair value of liabilities assumed	242,968	212,391
Cash paid	53,250	47,452

Goodwill	$26,570	$20,590

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

NOTE 2—RECENTLY ADOPTED ACCOUNTING POLICIES

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), and No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Statement No. 141 requires that the purchase accounting method be used for all business combinations initiated after June 30, 2001.

The Company adopted SFAS 142 as of January 1, 2002. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic impairment evaluations of goodwill. As a result of adopting SFAS 142, the Company eliminated goodwill amortization of $2,028,000 in the first nine months of 2002.

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

NOTE 3—ACQUISITIONS AND SALES

On February 28, 2002, Chittenden acquired Ocean National Corporation, headquartered in Kennebunk, Maine and its subsidiary Ocean National Bank for $53.25 million in cash. In addition to the purchase price the company incurred approximately $2.2 million of capitalized costs incurred in connection with the acquisition. The transaction has been accounted for as a purchase and, accordingly, the operations of Ocean National Bank (ONB) are included in Chittenden’s consolidated financial statements from the date of acquisition.

The purchase price has been allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. The excess of purchase price over the fair value of net tangible and intangible assets acquired has been recorded as goodwill. The fair value of these assets and liabilities is summarized as follows (in thousands):

Cash and cash equivalents	$11,769
FHLB Stock	1,256
Securities available for sale	41,498
Net loans	207,443
Prepaid expenses and other assets	(3,003)
Premises and equipment	3,934
Core Deposit Intangibles	6,751
Goodwill	26,570
Deposits	(235,851)
Accrued expenses and other liabilities	(7,117)

Total acquisition cost	$53,250

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

Following is supplemental information reflecting selected pro forma results as if these acquisitions had been consummated as of January 1, 2001 (in thousands, except EPS):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Total revenue	$63,437	$63,550	$190,649	$191,061
Income before income taxes	24,076	24,085	71,165	71,949
Net income	15,712	15,636	46,417	46,237
Diluted earnings per share (EPS)	$0.48	$0.48	$1.42	$1.42

Total revenue includes net interest income and non-interest income.

During the first quarter of 2001, the Company sold its retail credit card portfolio, totaling approximately $39 million, at a gain of $4.3 million. An additional gain of $330,000 was recognized in the second quarter of 2001 after the expiration of certain contingent obligations accrued in the first quarter.

NOTE 4—ACQUIRED INTANGIBLE ASSETS

	As of September 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Core deposit intangibles	$11,961	$4,512	$7,449
Acquired trust relationships	4,000	1,622	2,378

Total	$15,961	$6,134	$9,827

Aggregate Amortization Expense:
For nine months ended September 30, 2002	$931
Estimated Amortization Expense:
For year ended 12/31/03	$1,391
For year ended 12/31/04	1,391
For year ended 12/31/05	1,063
For year ended 12/31/06	954
For year ended 12/31/07	954

NOTE 5—GOODWILL

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:

	Commercial Banking Segment	Other Segment	Total
Balance as of January 1, 2002	$25,940	$3,401	$29,341
Goodwill acquired during year	26,570	—	26,570
Impairment losses	—	—	—

Balance as of September 30, 2002	$52,510	$3,401	$55,911

NOTE 6 – CAPITAL TRUST SECURITIES

On May 21, 2002, a wholly-owned subsidiary of the Chittenden Corporation (Chittenden), Chittenden Capital Trust I, issued $125 million of 8% trust preferred securities (“Securities”) to the public and invested the proceeds from this offering in an equivalent amount of junior subordinated debentures issued by Chittenden. These debentures are the sole asset of the trust subsidiary. The proceeds from the offering, which was net of $4.4 million of issuance costs, will be used for general corporate purposes. The Securities pay interest quarterly, are mandatorily redeemable on July 1, 2032 and may be redeemed by the Trust at par any time on or after July 1, 2007. Chittenden has fully and unconditionally guaranteed the Securities issued by the Chittenden Capital Trust I.

Concurrent with the issuance of these securities, Chittenden entered into interest rate swap agreements with two counterparties, in which Chittenden will receive 8% fixed on the notional amount of $125 million, while paying the counterparties a variable rate based on the three month LIBOR (London Interbank Offered Rate), plus approximately 122 basis points.

NOTE 7—COMPREHENSIVE INCOME

The Company’s comprehensive income for the periods ended September 30, 2002 and 2001 is presented below (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Net Income	$15,712	$14,811	$45,849	$43,649
Unrealized gains/losses on investment securities:
Unrealized holding gains (losses) on securities available for sale, net of tax	14,802	8,967	22,994	13,087
Reclassification adjustments for (gains) losses arising during period, net of tax	(4)	(167)	(213)	98

Total Comprehensive income	$30,510	$23,611	$68,630	$56,834

NOTE 8— EARNINGS PER SHARE

The following table summarizes the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2002	2001		2002	2001
	(in thousands except per share information)
Net income	$15,712	$14,811		$45,849	$43,649

Weighted average common shares outstanding	32,133	32,047		32,162	32,205
Dilutive effect of common stock equivalents	404	396		422	372

Weighted average common and common equivalent shares outstanding	32,537	32,443		32,584	32,577

Basic earnings per share	$0.49	$0.46		$1.43	$1.36
Dilutive effect of common stock equivalents	(0.01)	(0.00	)~)	(0.02)	(0.02)

Diluted earnings per share	$0.48	$0.46		$1.41	$1.34

NOTE 9—BUSINESS SEGMENTS

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

For the Three Months Ended September 30,2002 (in thousands)	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Net interest income (1)	$50,251	$(590)	$—	$49,661
Noninterest income	12,617	1,186	(27)	13,776
Provision for loan losses	2,315	—	—	2,315
Noninterest expense	36,032	1,041	(27)	37,046

Net income (loss) before income tax	24,521	(445)	—	24,076
Income tax expense/(benefit)	8,549	(185)	—	8,364

Net income (loss)	$15,972	(260)	$—	$15,712

End of Period Assets	$4,944,651	$660,792	$(639,660)	$4,965,783

For the Three Months Ended September 30,2001 (in thousands)	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Net interest income (1)	$43,578	$61	$(61)	$43,578
Noninterest income	14,961	1,011	(38)	15,934
Provision for loan losses	2,025	—	—	2,025
Noninterest expense	33,741	1,043	(38)	34,746

Net income (loss) before income tax	22,773	29	(61)	22,741
Income tax expense/(benefit)	7,887	43	—	7,930

Net income (loss)	$14,886	$(14)	$(61)	$14,811

End of Period Assets	$4,028,335	$371,419	$(364,463)	$4,035,291

For the Nine Months Ended September 30,2002 (in thousands)	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Net interest income (1)	$143,420	$(909)	$—	$142,511
Noninterest income	42,492	3,094	(87)	45,499
Provision for loan losses	6,081	—	—	6,081
Noninterest expense	108,850	2,926	(87)	111,689

Net income (loss) before income tax	70,981	(741)	—	70,240
Income tax expense/(benefit)	24,636	(245)	—	24,391

Net income (loss)	$46,345	$(496)	$—	$45,849

End of Period Assets End of Period Assets	$4,944,651	$660,792	$(639,660)	$4,965,783

For the Nine Months Ended September 30, 2001 (in thousands)	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Net interest income (1)	$126,430	$229	$(222)	$126,437
Noninterest income	45,420	2,770	(99)	48,091
Provision for loan losses	6,016	—	—	6,016
Noninterest expense	98,091	3,042	(99)	101,034

Net income (loss) before income tax	67,743	(42)	(222)	67,478
Income tax expense/(benefit)	23,770	59	—	23,829

Net income (loss)	$43,973	$(102)	$(222)	$43,649

End of Period Assets	$4,028,335	$371,419	$(364,463)	$4,035,291

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

NOTE 10—STOCKHOLDERS’ EQUITY

On July 18, 2001, the Company declared a five-for-four stock split which was distributed on September 14, 2001 to stockholders of record August 31, 2001. This stock split has been reflected in the accompanying balance sheets as of September 30, 2002 and December 31, 2001; all share and per share amounts presented herein have been restated to reflect the split. On October 16, 2002, the Company declared dividends of $0.20 per share or approximately $6.4 million, to be paid on November 15, 2002 to shareholders of record on November 1, 2002.

NOTE 11—RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 145, which rescinded Statement Nos. 4, 44, and 64 and amended Statement No. 13, Accounting for leases. Statement 145 eliminates the requirement to classify gains and losses from an early extinguishment of debt as an extraordinary item. These provisions of the Statement are effective for the Company’s fiscal year beginning January 1, 2003.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3. The Board decided to address the accounting and reporting for costs associated with exit or disposal activities because entities increasingly are engaging in exit and disposal activities and certain costs associated with those activities were recognized as liabilities at a plan (commitment) date under issue 94-3 that did not meet the definition of a liability in FASB Concepts Statement No. 6, Elements of Financial Statements. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002 and early application is permitted. Management does not expect the adoption of SFAS No. 146 to have a significant impact on the Company’s financial position or results of operations.

In October 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 147, Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No 72 and 144 and FASB Interpretation No. 9. This Statement clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the acquisition of a less-than-whole financial institution (often referred to as a branch acquisition) should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill. In the event that the Company were to acquire branch operations from another institution in the future, the excess purchase price, if any, over book value, would result in an amortizing intangible asset rather than goodwill.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Chittenden Corporation posted third quarter 2002 net income of $0.48 per diluted share, compared to the net income of $0.46 per diluted share posted in the third quarter of last year. Net income for the third quarter of 2002 was $15.7 million, compared to net income of $14.8 million recorded in the same quarter a year ago. For the first nine months of 2002, diluted earnings per share were $1.41, compared to the $1.34 diluted earnings per share recorded for the same time period in 2001. Year to date net income for 2002 was $45.8 million, compared to net income of $43.6 million for the same period a year ago.

Return on average equity was 15.36% for the quarter ended September 30, 2002 compared with return on average equity of 16.52% for the same period in 2001. Return on average equity for the first nine months of 2002 was 15.78%, down from a return on average equity of 16.77% a year ago. The decline in return on average equity for the quarter and year ended September 30, 2002 was a result of higher levels of average stockholders’ equity due to higher unrealized gains on the investment portfolio and the acquisitions of MBT and ONB.

Return on average assets was 1.32% for the third quarter of 2002, compared with the return on average assets of 1.49% for the third quarter of last year. Return on average assets for the first nine months of 2002 was 1.38%, down from 1.54% a year ago. The decline in return on average assets for the quarter and the year ended September 30, 2002 was primarily due to higher levels of average earning assets caused by the acquisition of ONB, growth in deposits, and the issuance of the Trust Preferred Securities (TPS).

The yield on earning assets was 4.49% in the third quarter of 2002, compared with 4.76% in the same period of 2001 and 4.69% for the second quarter of 2002. The decrease in the Company’s net interest margin primarily relates to strong deposit flows in the third quarter of 2002, which were mainly deployed in either municipal loans or investment securities. Net interest income on a tax equivalent basis for the three months ended September 30, 2002 was $50.0 million, up from $44.2 million for the same period a year ago. The increase in the net interest income from the third quarter of 2001 was attributed primarily to higher levels of average earning assets and deposits that resulted from the acquisition of ONB, growth in deposits and the TPS issuance.

The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the three months and nine months ended September 30, 2002 and 2001:

For the Three Months Ended September 30, 2002			For the Three Months Ended September 30, 2001				For the Nine Months Ended September 30, 2002			For the Nine Months Ended September 30, 2001
Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)	Description	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)
						ASSETS
						Interest-Earning Assets:
						Loans:
$565,917	$8,523	5.98%	$628,791	$12,050	7.60%	Commercial	$566,147	$25,801	6.09%	$594,683	$36,584	8.22%
98,325	906	3.69%	115,521	1,507	5.22%	Municipal	89,563	2,856	4.25%	97,278	4,522	6.20%
						Real Estate:
945,779	15,332	6.47%	1,013,996	18,960	7.46%	Residential	937,326	46,941	6.68%	1,017,813	59,072	7.74%
1,051,040	17,004	6.42%	789,725	15,544	7.81%	Commercial	1,013,289	49,083	6.48%	742,878	45,922	8.26%
77,417	1,562	8.01%	56,777	1,160	8.11%	Construction	83,371	4,925	7.90%	50,542	3,109	8.22%

2,074,236	33,898	6.50%	1,860,498	35,664	7.63%	Total Real Estate	2,033,986	100,949	6.63%	1,811,233	108,103	7.97%
299,155	5,728	7.60%	391,902	7,789	7.89%	Consumer	315,584	18,125	7.68%	419,142	24,876	7.93%

3,037,633	49,055	6.42%	2,996,712	57,010	7.56%	Total loans	3,005,280	147,731	6.57%	2,922,336	174,085	7.96%

						Investments:
1,371,196	17,954	5.24%	648,057	9,788	6.04%	Taxable	1,146,872	46,065	5.36%	613,817	29,026	6.31%
16,582	136	3.25%	27,124	394	5.77%	Tax-Favored Securities	17,112	434	3.39%	21,502	938	5.83%
225	2	3.02%	225	2	3.50%	Interest-Bearing Deposits in banks	225	6	3.27%	225	6	3.70%
18,179	81	1.77%	27,995	241	3.41%	Federal Funds Sold	9,286	119	1.72%	17,272	574	4.44%

4,443,815	67,228	6.02%	3,700,113	67,435	7.25%	Total Interest-Earning Assets	4,178,775	194,355	6.21%	3,575,152	204,629	7.65%

333,050			282,563			Noninterest-Earning Assets	315,442			266,164
(49,228)			(44,994)			Allowance for Loan Losses	(48,538)			(42,658)

$4,727,637			$3,937,682			Total Assets	$4,445,679			$3,798,658

						LIABILITIES AND
						STOCKHOLDERS’ EQUITY
						Interest-Bearing Liabilities:

$396,322	$1,089	1.09%	$386,251	$1,744	1.79%	Savings	$383,378	$3,321	1.16%	$368,238	$5,292	1.92%
2,002,458	6,498	1.29%	1,671,411	10,524	2.50%	NOW and money market accounts	1,949,124	20,379	1.40%	1,594,080	36,273	3.04%
226,240	1,479	2.59%	213,526	2,451	4.55%	Certificates of deposit under $100,000	219,646	4,648	2.83%	213,180	8,167	5.12%
688,467	5,406	3.12%	635,374	7,829	4.89%	Certificates of deposit $100,000and over	670,957	17,471	3.48%	629,163	24,216	5.15%

3,313,487	14,472	1.73%	2,906,562	22,548	3.08%	Total Interest-Bearing Deposits	3,223,105	45,819	1.90%	2,804,661	73,948	3.53%

299,786	2,734	3.62%	45,530	694	6.05%	Borrowings	160,557	4,881	4.06%	55,295	2,459	5.95%

3,613,273	17,206	1.89%	2,952,092	23,242	3.12%	Total Interest-Bearing Liabilities	3,383,662	50,700	2.00%	2,859,956	76,407	3.57%

						NonInterest-Bearing Liabilities:
637,675			575,560			Demand Deposits	611,605			535,254
70,906			54,266			Other Liabilities	61,982			55,434

4,321,854			3,581,918			Total Liabilities	4,057,250			3,450,644

405,783			355,764			Stockholders’ Equity	388,429			348,014

$4,727,637			$3,937,682			Total Liabilities and Stockholders’ Equity	$4,445,679			$3,798,658

	$50,022			$44,193		Net Interest Income		$143,655			$128,222

		4.13%			4.13%	Interest Rate Spread (2)			4.21%			4.08%

		4.49%			4.76%	Net Yield on Earning Assets (3)			4.59%			4.79%
(1)	On a fully taxable equivalent basis, calculated using a Federal income tax rate of 35%. Loan income includes fees.
(2)	Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(3)	Net yield on earning assets is net interest income divided by total interest-earning assets.

Noninterest income amounted to $13.8 million for the third quarter of 2002 down from $15.9 for the same quarter of last year. Increases were seen in several categories, including service charges on deposit accounts, insurance commissions, gains on sales of mortgage loans, and merchant services/credit card income. Lower investment management income and a decline in other income offset these increases. The decline in other income was caused by several factors, including higher amortization of mortgage servicing rights (MSR) of $549,000 and a related provision for impairment to the MSR asset of $1.2 million, lower gains on sales of investments and closed facilities of $252,000 and $725,000, respectively, and a write-down of $571,000 on one of the Company’s venture capital investments.

For the first nine months of 2002, noninterest income was $45.5 million, down from $48.1 million a year ago. Gains on sales of loans were $6.7 million for the nine months of 2002 compared with $8.8 million last year. Included in gains on sales of loans for 2001 was a $4.6 million gain on the sale of the Company’s retail credit card portfolio. Service charges on deposit accounts increased from $10.6 million in 2001 to $11.9 million in 2002 due to higher levels of deposits and the acquisition of ONB. Insurance commissions increased $311,000 to $3.0 million for the first nine months of 2002 compared to $2.7 million for the same period in 2001. Other noninterest income amounted to $9.4 million and $11.4 million for the nine months ended September 30, 2002 and 2001 respectively. The primary drivers for this decline were the MSR related items, lower gains on sales of investments and closed facilities, and the venture capital investment write-down described above, which totaled $3.3 million.

Noninterest expenses were $37.0 million for the third quarter of 2002, up from the $34.7 million for the third quarter of 2001. Salaries and employee benefits increased $2.7 million from the third quarter of 2001. The inclusion of ONB in 2002 amounted to approximately $1.7 million of the variance in salaries and benefits. In addition, sales-based incentive compensation increased $302,000 and employee benefits increased $451,000 from the same period a year ago, driven primarily by medical/dental insurance and pension costs. Amortization of intangibles decreased $507,000 from the third quarter 2001 to $348,000 due to the adoption of FAS 142, which eliminated goodwill amortization. The amortization recognized in 2002 relates primarily to core deposit intangibles recorded in relation to the ONB and Bank of Western Massachusetts acquisitions.

For the first nine months, total noninterest expenses were $111.7 million in 2002, compared with $101.0 million in the prior year. Salaries and employee benefits increased $9.7 million from the 2001 level. Approximately $7.2 million of the variance in salaries and employee benefits was due to the acquisition of ONB, and MBT while sales-based incentive payments, were $1.4 million higher in 2002 and performance-based incentive accruals, were up $1.1 million from a year ago. Net occupancy expenses increased $1.2 million, substantially all of which is attributed to the ONB and MBT acquisitions. Amortization of intangibles decreased $1.2 million from the third quarter of 2001 due to the adoption of FAS 142.

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

For the nine months ended September 30, 2002 and 2001, Federal and state income tax provisions amounted to $24.4 million and $23.8 million, respectively. The effective income tax rates for the respective periods were 34.7% and 35.3%. The decrease from 2001 to 2002 is primarily attributable to lower provisions for state income taxes in Massachusetts, caused by the establishment in the second half of 2001 of Real Estate Investment Trusts (REITs) in that state. REITs receive preferential tax treatment in the ownership of mortgage loans secured by real estate in Massachusetts. During all periods, the Company’s statutory Federal corporate tax rate was 35%.

Financial Position

The Company invests the majority of its assets in loans and securities. Total assets increased from $4.2 billion at December 31, 2001 to $5.0 billion at September 30, 2002, largely due to the acquisition of ONB, the TPS issuance and to seasonal increases in deposits from the June 30, 2002 level. Mid-year is historically the Company’s low point for deposit balances primarily due its government banking business. Total loans at September 30, 2002 were up $165 million from December 31, 2001, primarily due to the acquisition of ONB ($210 million) offset by a decline in consumer loans of $60.5 million. The decline in consumer loans was due to paydowns on the automotive finance portfolio, driven by lower market interest rates, which outpaced originations. Overall commercial balances increased approximately $172 million from December 31, 2001 primarily as a result of the purchase of ONB and continued growth throughout the franchise.

Total deposits at September 30, 2002 were $4.2 billion, up $502 million from December 31, 2001. The increase from December 31, 2001 was partially attributable to the acquisition of ONB, which contributed $236 million in deposits, and to stronger than normal deposit flows due to the current recessionary environment.

Credit Quality

Nonperforming assets (NPAs) include nonaccrual loans and foreclosed real estate (Other Real Estate Owned). As of September 30, 2002, nonperforming assets plus loans 90 days past due and still accruing totaled $19.6 million, up $6.3 million from a quarter ago, and $1.3 million from a year ago. Loans on nonaccrual status increased from $14.7 million at September 30, 2001 to $16.2 million at September 30, 2002. As a percentage of total loans, NPAs were 54 basis points at September 30, 2002, compared with 50 basis points the year before. The Company believes the level of NPAs at June 30, 2002 was unusually low, and that the September 30, 2002 amount is a more normal operating level. Net charge-off activity totaled $3.1 million for the third quarter of 2002, compared to $1.3 million for the same period in 2001. Net charge offs totaled $6.1 million for the nine months ended September 30, 2002 and $5.1 million for the same period in 2001. As a percentage of average loans, annualized year-to-date charge-offs were 27 basis points in 2002 compared with 23 basis points for the first nine months of 2001. The allowance for loan losses was $48.2 million at September 30, 2002, down slightly from $49.0 million at June 30, 2002 and up from $45.3 million at December 31, 2001.

A summary of credit quality follows:

	9/30/02	6/30/02	12/31/01	9/30/01
	(in thousands)
Nonaccrual loans	16,184	$10,407	$12,374	14,660
Troubled debt restructuring	231	235	—	—
Other real estate owned (OREO)	—	230	703	298

Total nonperforming assets (NPAs)	$16,415	$10,872	$13,077	$14,958

Loans past due 90 days or more and still accruing interest	$3,213	$2,477	$4,583	$3,400
NPAs plus loans past due 90 days or more and still accruing interest	19,628	13,349	17,660	18,358
Allowance for loan losses	48,187	48,994	45,268	45,261
NPAs as % of loans plus OREO	0.54%	0.36%	0.46%	0.50%
Allowance as % of loans	1.57%	1.64%	1.59%	1.53%
Allowance as % of nonperforming loans	293.56%	460.38%	365.83%	308.74%
Allowance as % of NPAs	293.56%	450.64%	346.17%	302.59%

Provisions for and activity in the allowance for loan losses are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands)
Beginning balance	$48,994	$44,541	$45,268	$40,255
Provision for loan losses	2,315	2,025	6,081	6,016
Allowance acquired through acquisitions	—	—	2,972	4,083
Loans charged off	(3,849)	(2,014)	(8,574)	(7,750)
Loan recoveries	727	709	2,440	2,657

Ending balance	$48,187	$45,261	$48,187	$45,261

The allowance for loan losses is based on management’s estimate of the amount required to reflect the potential inherent losses in the loan portfolio, based on circumstances and conditions known or anticipated at each reporting date. There are inherent uncertainties with respect to the collectibility of the Banks’ loans. Because of these inherent uncertainties, actual losses experienced in the near term may differ from the amounts reflected in the consolidated financial statements.

Adequacy of the allowance is determined using a consistent, systematic methodology which analyzes the size and risk of the loan portfolio. In addition to evaluating the collectibility of specific loans when determining the adequacy of the allowance for loan losses, management also takes into consideration other factors such as changes in the mix and volume of the loan portfolio, historic loss experience, the amount of delinquencies and loans adversely classified, and economic trends. An allocation process whereby specific loss allocations are made against certain adversely classified loans assesses the adequacy of the allowance for loan losses, and general loss allocations are made against segments of the loan portfolio, which have similar attributes. The Company’s historical loss experience, industry trends, and the impact of the local and regional economies on the Company’s borrowers, were considered by management in determining the adequacy of the allowance for loan losses. For a full discussion on the Company’s allowance for loan loss policies see “Allowance for Loan Losses” in the Company’s 2001 annual report on Form 10-K.

Capital

Stockholders’ equity totaled $414.4 million at September 30, 2002, compared to $370.7 million at year-end 2001. The current level reflects net income of $45.8 million less dividends paid to shareholders totaling $19.0 million and share repurchases totaling $9.9 million. Accumulated other comprehensive income increased $22.8 million to $31.4 million at September 30, 2002 due to higher unrealized gains on the available for sale securities portfolio. “Tier One” capital, consisting of common equity and the allowable portion of the TPS (approximately $102.6 million), measured 11.38% of risk-weighted assets at September 30, 2002. Total capital, including the “Tier Two” allowance for loan losses and the remaining $22.4 million of the TPS, was 13.25% of risk-weighted assets. The leverage capital ratio was 8.85%. These ratios placed Chittenden in the “well-capitalized” category according to regulatory standards.

The Company periodically repurchases its own stock under a share repurchase program originally authorized by the Board of Directors on January 19, 2000. Subsequent authorizations have increased the number of shares authorized to be repurchased under the program to six million shares. As of September 30, 2002, the Company has repurchased 4.2 million shares at a total cost of $83 million since the inception of the program. Based on the resolution passed by the Corporation’s Board of Directors, the Company has until December 31, 2003 to purchase the remaining 1.8 million shares authorized.

Liquidity

The Company’s liquidity and rate sensitivity are managed by the asset and liability committee, based upon policies approved by the Board of Directors. This committee meets periodically to review and direct the Banks’ lending, investment, deposit gathering, and borrowing activities.

The measure of an institution’s liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. At September 30, 2002, the Company maintained cash balances and short-term investments of approximately $300 million, compared with $278 million at September 30, 2001 and $308 million at December 31, 2001.

Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the new rules, we currently are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)	Changes in internal controls.

None.

Item 3.    Qualitative and Quantitative Disclosures About Market Risk

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

The Company’s second quarter 2002 press release announcing earnings and quarterly dividends, and attached financial statements was filed on Form 8-K under item 5 on July 19, 2002.

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 the certifications of Paul A. Perrault, Chairman, President and Chief Executive Officer of Chittenden Corporation, and Kirk W. Walters, Executive Vice President and Chief Financial Officer, were filed on Form 8-K under item 9 on August 14, 2002. The certification were filed in connection with the filing of the Company’s report on Form 10-Q for the period ended June 30, 2002,

The Company’s investor presentation made at the RBC Capital Markets conference on September 20, 2002 was filed on Form 8-K under item 9 on September 19, 2002.

CHITTENDEN CORPORATION

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHITTENDEN CORPORATION
Registrant

October 31, 2002	/S/ PAUL A. PERRAULT
Date	Paul A. Perrault, Chairman, President and Chief Executive Officer

October 31, 2002	/s/ Kirk W. Walters
Date	Kirk W. Walters Executive Vice President, Treasurer, and Chief Financial Officer

CERTIFICATION

I, Paul A. Perrault, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Chittenden Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of this registrant’s disclosure controls and procedures as of a date with 90 days prior to the filing date of this quarterly report (the “Evaluation Date”) ; and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	October 31, 2002	/S/ PAUL A. PERRAULT
Chairman, President, and Chief Executive Officer

CERTIFICATION

I, Kirk W. Walters, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Chittenden Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of this registrant’s disclosure controls and procedures as of a date with 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	October 31, 2002	/S/ KIRK W. WALTERS
Executive Vice President and Chief Financial Officer