Form 10-K
period 2002-12-31
CHITTENDEN CORP /VT/
filed 2003-03-06
CIK 200138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the
Securities	Exchange Act of 1934 (Fee Required)
For	the Fiscal Year Ended December 31, 2002

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the
Securities	Exchange Act of 1934 (No Fee Required)
for	the transition period from to

Commission File Number 0-7974

CHITTENDEN CORPORATION

(Exact name of Registrant as specified in its charter)

Vermont	03-0228404
(State of Incorporation)	(IRS Employer Identification No.)

Two Burlington Square Burlington, Vermont	05401
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number: 802-658-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
$1.00 Par Value Common Stock	New York Stock Exchange

8.00% Trust Originated Preferred Securities issued by Chittenden Capital Trust I, Guaranteed by Chittenden Corporation	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☒ NO ☐

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant, computed by reference to the last reported sale price on the NYSE on June 28, 2002 was $916,925,954

At January 31, 2003 there were 31,967,741 shares of the Registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

1.	Notice of 2003 Annual Meeting and Proxy Statement: Part III, Items 10, 11, 12, 13.

FORWARD-LOOKING STATEMENTS

This report contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. You can identify these statements by forward-looking words such as “may,” “could”, “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. Chittenden intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and are including this statement for purposes of complying with these safe harbor provisions. You should read statements that contain these words carefully because they discuss the Company’s future expectations, contain projections of the relevant company’s future results of operations or financial condition, or state other “forward-looking” information.

There may be events in the future that Chittenden is not able to predict accurately or control and that may cause actual results to differ materially from the expectations described in forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed in this document, including the documents incorporated by reference in this document. These differences may be the result of various factors, including changes in general, national or regional economic conditions, changes in loan default and charge-off rates, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in interest rates, changes in levels of income and expense in noninterest income and expense related activities and other risk factors identified from time to time in Chittenden’s periodic filings with the Securities and Exchange Commission.

The factors referred to above include many, but not all, of the factors that could impact the Company’s ability to achieve the results described in any forward-looking statements. You should not place undue reliance on forward-looking statements. You should be aware that the occurrence of the events described above and elsewhere in this document, including the documents incorporated by reference, could harm the Company’s business, prospects, operating results or financial condition. Chittenden does not undertake any obligation to update any forward-looking statements as a result of future events or developments.

PART I

ITEM 1 BUSINESS

Chittenden Corporation (the “Company” or “CC”), a Vermont corporation organized in 1971, is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. At December 31, 2002, the Company had total consolidated assets of approximately $4.9 billion. The Company is the holding company parent and owns 100% of the outstanding common stock of Chittenden Trust Company (“CTC”), Flagship Bank and Trust Company (“FBT”), The Bank of Western Massachusetts (“BWM”), Maine Bank & Trust (“MBT”), Ocean National Bank (“ONB”) (collectively “The Banks”) and Chittenden Connecticut Corporation (“CCC”), a non-bank mortgage company.

On February 28, 2002, the Company completed its acquisition of Ocean National Corporation, headquartered in Kennebunk, Maine and its subsidiary Ocean National Bank, for $53.25 million in cash. On April 30, 2001, the Company completed its acquisition of Maine Bank Corp., headquartered in Portland, Maine and its subsidiary, Maine Bank & Trust for $49.25 million in cash. These acquisitions have been accounted for as purchases and accordingly, the operations of ONB and MBT are included in these financial statements from their dates of acquisition.

On May 28, 1999, Chittenden Corporation completed its acquisition of Vermont Financial Services Corp. (“VFSC”) in a stock-for-stock merger. The acquisition was accounted for as a pooling of interests and accordingly, all financial data was restated to reflect the combined financial condition and results of operations as if the acquisition was in effect for all periods presented. Based on the closing price of Chittenden stock as of May 28, 1999, the market value of the shares exchanged totaled $387.2 million. Acquired in the VFSC acquisition were its subsidiary banks: Vermont National Bank (VNB) and United Bank. United Bank merged into The Bank of Western Massachusetts in the third quarter of 1999. Vermont National Bank merged into Chittenden Trust Company in the first quarter of 2000.

The Company engages in substantially one line of business, that of providing financial services through its banking subsidiaries. Through its subsidiaries, the Company offers a variety of lending services, with loans totaling approximately $3.0 billion at December 31, 2002. The largest loan categories are commercial loans and residential real estate loans. Commercial loans include those secured by commercial real estate and others made to a variety of businesses, including retail concerns, small manufacturing businesses, larger corporations and political subdivisions in the U.S. Commercial loans amounted to 59% of the total loans outstanding at December 31, 2002.

Loans secured by residential properties, including closed-ended home equity loans comprised 22% of total loans outstanding at December 31, 2002. The Company underwrites substantially all of its residential mortgages based upon secondary market standards and sells substantially all of its fixed-rate residential mortgage loans on a servicing-retained basis. Variable or adjustable rate mortgage loans are typically held in portfolio. Revolving home equity loans amounted to 7% of loans at December 31, 2002. These loans are generally underwritten based upon the same standards as first mortgages. The remaining real estate loans, which are 3% of total loans outstanding at December 31, 2002, are construction loans secured by residential and commercial land under development. Consumer loans outstanding at December 31, 2002 were 9% of total loans. Indirect installment loans and auto leases comprise 8%, while the remaining loans consist of direct installment and revolving credit.

The Company’s lending activities are conducted primarily in Vermont, Massachusetts, New Hampshire and Maine, with additional activity related to nearby market areas in New York and Connecticut. In addition to the portfolio diversification described above, the loans are diversified by borrowers and industry groups. In making commercial loans, the Banks occasionally solicits the participation of other banks. The Company also occasionally participates in loans originated by other banks. Certain of the Company’s commercial loans are made under programs administered by the Vermont Industrial Development Authority, the U.S. Small Business

Administration, the U.S. Farmers Home Administration or other local government agencies within the Company’s markets. Loan terms include repayment guarantees by the agency involved in varying amounts up to 90% of the original loan.

The Banks offer a wide range of banking services, including the acceptance of demand, savings, and time deposits. As of December 31, 2002, total interest-bearing deposits and noninterest-bearing demand deposits amounted to approximately $3.4 billion and $684 million, respectively. The Banks also provide personal trust services, including services as executor, trustee, administrator, custodian and guardian. Corporate trust services are also provided, including services as trustee for pension and profit sharing plans. Asset management services are provided for both personal and corporate trust clients. Trust assets under administration totaled $5.9 billion at December 31, 2002, which included $1.7 billion under full discretionary management.

The Company also offers specialized business services including payroll processing, merchant credit card processing, business credit cards and cash management. Financial and investment counseling is provided to municipalities and school districts within the Company’s service area, as well as central depository, lending, and other banking services. The Banks offer a variety of other services including safe deposit facilities, certain non-deposit investment products through the brokerage services of Chittenden Securities, Inc., and various insurance related products through Chittenden Insurance Group. Chittenden Securities and Chittenden Insurance Group are subsidiaries of Chittenden Trust Company.

The Company’s principal executive offices are located at Two Burlington Square, Burlington, Vermont 05401; telephone number: 802-658-4000.

Chittenden Trust Company

CTC was chartered by the Vermont Legislature as a commercial bank in 1904. It is the largest bank headquartered in Vermont, based on total assets of approximately $3.0 billion and total deposits of approximately $2.6 billion. CTC’s principal offices are in Burlington, Vermont and it has fifty-two additional locations in Vermont, along with one office located in West Lebanon, New Hampshire. There are fourteen freestanding automated teller machines (“ATM’s”) at other locations. (See Item 2, “Properties”). The trade name “Chittenden Bank” is used at all locations. The Company operates its mortgage banking and servicing operations under the “Mortgage Service Center” trade name.

CTC has established a registered broker/dealer, Chittenden Securities, Inc., as a subsidiary. Chittenden Securities, Inc. is a full service broker-dealer registered with the Securities and Exchange Commission (SEC) and is a member of both the National Association of Securities Dealers, Inc. (NASD) and the Securities Investor Protection Corporation (SIPC).

CTC, through its subsidiary Chittenden Insurance Group, offers various insurance related products including personal, commercial and life/health policies, as well as specialized coverages and risk management services.

The Bank of Western Massachusetts

BWM was chartered by the Commonwealth of Massachusetts as a commercial bank in 1986. At December 31, 2002, BWM had total assets of $519 million and total deposits of $451 million. BWM’s principal offices are in Springfield, Massachusetts and it has eleven additional locations in western Massachusetts.

Flagship Bank and Trust Company

FBT was chartered by the Commonwealth of Massachusetts as a commercial bank in 1986. At December 31, 2002, FBT had total assets of $495 million and total deposits of $451 million. FBT’s principal offices are in Worcester, Massachusetts and it has six additional locations in the greater Worcester, Massachusetts area.

Maine Bank & Trust

MBT was chartered by the State of Maine as a commercial bank in 1991. At December 31, 2002, MBT had total assets of $281 million and total deposits of $238 million. MBT’s principal offices are in Portland, Maine and it has twelve additional locations in southern Maine.

Ocean National Bank

ONB is a federally chartered commercial bank founded in 1854. At December 31, 2002, ONB had total assets of $600 million and total deposits of $506 million. ONB’s principal offices are in Kennebunk, Maine and it has nineteen additional locations in southern Maine and southeastern New Hampshire. Ten locations that had previously operated as part of CTC under the trade name “First Savings of New Hampshire” were merged into ONB in April 2002.

Chittenden Connecticut Corporation

CCC was chartered by the State of Vermont as a mortgage company in 1996 and its principal offices are in Brattleboro, Vermont (See Item 2, “Properties”). CCC’s primary business is the origination of conforming residential real estate mortgage loans for resale to the secondary market. CCC originates these loans for resale through correspondent relationships with credit unions and through other mortgage brokers in the state of Connecticut who receive loan applications. These applications are underwritten by CTC in Vermont based upon secondary market standards and then sold.

Economy

The New England economy entered a recession in 2001 and remains slow at year-end. Retail sales sagged from a year ago, particularly during the holiday season. The residential real estate market was very active in 2002, particularly the refinancing market as a result of mortgage rates at recent lows throughout the last six months of 2002. New England unemployment levels have increased slightly from the levels seen the last few years, primarily due to cutbacks in the manufacturing and service sectors, but overall unemployment levels are still low to moderate in most areas. The ability and willingness of the Company’s borrowers to honor their repayment commitments are impacted by many factors, including the prevailing market interest rates and the level of overall economic activity within the borrowers’ geographic area.

Competition

There is vigorous competition in the Company’s marketplace for all aspects of banking and related financial service activities. In the retail financial services market, competitors include other banks, credit unions, finance companies, thrift institutions, brokerage firms, insurance companies, and mortgage loan companies. Money market deposit accounts and short-term flexible-maturity certificates of deposit offered by the Banks compete with investment account offerings of brokerage firms and with products offered by insurance companies. The Company also competes for personal and commercial trust business with investment advisory firms, mutual funds, and insurance companies.

Moreover, under the Gramm-Leach-Bliley Act of 1999 (the “Gramm-Leach-Bliley Act”), effective March 11, 2000, securities firms, insurance companies and other financial services providers that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act may significantly change the competitive environment in which the Company and its subsidiaries conduct business. See “The Financial Services Modernization Legislation” below. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

Supervision and Regulation

The Company and its banking subsidiaries (“The Banks”) are subject to extensive regulation under federal and state banking laws and regulations. The following discussion of certain of the material elements of the regulatory framework applicable to banks and bank holding companies is not intended to be complete and is qualified in its entirety by the text of the relevant state and federal statutes and regulations. A change in the applicable laws or regulations may have a material effect on the business of the Company and/or The Banks.

Regulation of the Company

General.    As a corporation incorporated under Vermont law, the Company is subject to regulation by the Vermont Secretary of State and the rights of its stockholders are governed by Vermont corporate law. As a bank holding company, the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Under the BHC Act, bank holding companies generally may not acquire ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve Board. In addition, bank holding companies that are not also financial holding companies are generally prohibited under the BHC Act from engaging in non-banking activities, subject to certain exceptions. As a bank holding company that has not elected to become a financial holding company, the Company’s activities are limited generally to the business of banking and activities determined by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto. The Federal Reserve Board has authority to issue cease and desist orders to terminate or prevent unsafe or unsound banking practices or violations of laws or regulations and to assess civil money penalties against bank holding companies and their non-bank subsidiaries, officers, directors and other institution-affiliated parties, and to remove officers, directors and other institution-affiliated parties.

Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 (Interstate Act).    The Interstate Act permits adequately capitalized bank holding companies to acquire banks in any state subject to certain concentration limits and other conditions. The Interstate Act also generally authorizes the interstate merger of banks. In addition, among other things, the Interstate Act permits banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state.

Financial Services Modernization Legislation.    On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act (“GLBA”) repeals provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve member banks with firms “engaged principally” in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities. In addition, the Gramm-Leach-Bliley Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company system, such as the Company, to engage in a full range of financial activities through a new entity known as a “financial holding company”. “Financial activities” is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. In sum, the GLBA permits a BHC that qualifies and elects to be treated as a financial holding company to engage in a significantly broader range of financial activities that bank holding companies, such as the Company, that have not elected financial holding company status.

In order to become a financial holding company and engage in the new activities, a bank holding company, such as the Company, must meet certain tests. Specifically, all of a bank holding company’s banks must be well-capitalized and well-managed, as measured by regulatory guidelines, and all of the bank holding company’s banks must have been rated “satisfactory” or better in the most recent Community Reinvestment Act evaluation of each bank. See “Supervision and Regulation, —Regulation of the Banks, —CRA Regulations.” A bank holding company that elects to be treated as a financial holding company may face significant consequences if its banks fail to maintain the required capital and management ratings, including entering into an agreement with the Federal Reserve Board which imposes limitations on its operations and may even require divestitures. Such possible ramifications may limit the ability of a bank subsidiary to significantly expand or acquire less than well-capitalized and well-managed institutions. At this time, the Company has not elected to become a financial holding company.

Dividends.    The Federal Reserve Board has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The Federal Reserve Board has indicated generally that it may be an unsafe and an unsound practice for bank holding companies to pay dividends unless the bank holding company’s net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality, and overall financial condition. The Company’s ability to pay dividends is dependent upon the flow of dividend income to it from The Banks, which may be affected or limited by regulatory restrictions imposed by federal or state bank regulatory agencies. See “—Regulation of The Banks—Dividends.”

Certain Transactions by Bank Holding Companies with their Affiliates.    There are various statutory restrictions on the extent to which bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with their insured depository institution subsidiaries. Such borrowings and other covered transactions by an insured depository institution subsidiary (and its subsidiaries) with its non-depository institution affiliates are limited to the following amounts: (a) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; and (b) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. For this purpose, “covered transactions” are defined by statute to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the Federal Reserve Board, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Covered transactions are also subject to certain collateral security requirements. Other types of transactions between a bank and a bank holding company must be on market terms and not otherwise unduly favorable to the holding company or an affiliate thereof. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service. The Federal Reserve Board recently adopted a final rule, which will become effective April 1, 2003, to comprehensively implement these statutory provisions.

Holding Company Support of Subsidiary Banks.    Under Federal Reserve Board policy, the Company is expected to act as a source of financial and managerial strength to its subsidiary banks and to commit resources to support such subsidiaries. This support of its subsidiary banks may be required at times when, absent such Federal Reserve Board policy, the Company might not otherwise be inclined to provide it. In addition, any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Liability of Commonly Controlled Depository Institutions.    Under the Federal Deposit Insurance Act, as amended (“FDI Act”), an FDIC-insured depository institution, such as CTC, BWM, FBT or MBT can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the “default” of a commonly controlled FDIC-insured depository institution, or (ii) any assistance provided by the FDIC to any commonly controlled depository institution in “danger of default.” For these purposes, the term “default” is defined generally as the appointment of a conservator or receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur without Federal regulatory assistance.

Regulation of The Banks

General.    As FDIC-insured state-chartered banks, The Banks are subject to supervision of and regulation by the Commissioner of Banking, Insurance, Securities and Health Care Administration of the State of Vermont, in the case of CTC, in the case of ONB the Officer of Comptroller of the Currency or “OCC”; the Maine Superintendent of the Bureau of Banking in the case of MBT; and the Commissioner of Banks of the Commonwealth of Massachusetts in the case of BWM and FBT (individually, a Commissioner and collectively, the “Commissioners”) and, for all the Banks except for ONB, by the FDIC. This supervision and regulation is for the protection of depositors, the BIF (as hereinafter defined), and consumers, and is not for the protection of the Company’s stockholders. The prior approval of the FDIC or OCC and the relevant Commissioner is required for the Banks to establish or relocate an additional branch office, assume deposits, or engage in any merger, consolidation, purchase or sale of all or substantially all of the assets of any of the banks.

Examinations and Supervision.    The FDIC, OCC, and the Commissioners regularly examine the condition and the operations of the Banks, including (but not limited to) their capital adequacy, reserves, loans, investments, earnings, liquidity, compliance with laws and regulations, record of performance under the Community Reinvestment Act of 1997 and management practices. In addition, the Banks are required to furnish quarterly and annual reports of income and condition to the FDIC and OCC as well as periodic reports to the Commissioners. The enforcement authority of the FDIC and OCC includes the power to impose civil money penalties, terminate insurance coverage, remove officers and directors and issue cease-and-desist orders to prevent unsafe or unsound practices or violations of laws or regulations. In addition, the FDIC has authority to impose additional restrictions and requirements with respect to banks that do not satisfy applicable regulatory capital requirements. See “—Capital Requirements and FDICIA—Prompt Corrective Action” below.

Dividends.    The principal source of the Company’s revenue is dividends from the Banks. Payments of dividends by the Banks are subject to certain Vermont, Maine and Massachusetts banking law restrictions. Payment of dividends by CTC is subject to Vermont banking law restrictions which require that, CTC may not, without the Commissioner’s approval, authorize dividends that reduce capital below certain standards established by the Commissioner. Payment of dividends by BWM and FBT is subject to Massachusetts banking law restrictions which require that each bank’s capital not be impaired. Payment of dividends by MBT and ONB are subject to Maine banking law restrictions which require that, they may not, without the Superintendent’s approval, authorize dividends that reduce capital below certain standards established by the Superintendent. Massachusetts banking laws require each of BWM and FBT to maintain a capital structure with a surplus account amounting to at least 50% of its capital stock and to transfer to its surplus account each year from net profits one-quarter of one percent of its deposit liabilities.

The FDIC and the OCC have the authority to prevent the banks from paying dividends if such payment would constitute an unsafe or unsound banking practice or reduce the respective bank’s capital below safe and sound levels. In addition, federal legislation prohibits FDIC-insured depository institutions from paying dividends or making capital distributions that would cause the institution to fail to meet minimum capital requirements. See “Capital Requirements and FDICIA—Prompt Corrective Action” below.

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

Deposit Insurance.    The Bank’s deposits are insured by the Bank Insurance Fund (“BIF”) of the FDIC to the legal maximum of $100,000 for each insured depositor. The FDI Act provides that the FDIC shall set deposit insurance assessment rates on a semi-annual basis at a level sufficient to increase the ratio of BIF reserves to BIF-insured deposits to at least 1.25% over a 15-year period commencing in 1991, and to maintain that ratio. Although the established framework of risk-based insurance assessments accomplished this increase in May 1995, and the FDIC has made a substantial reduction in the assessment rate schedule, the BIF insurance assessments may be increased in the future if necessary to maintain BIF reserves at the required level. See “Capital Requirements and FDICIA—Risk-Based Deposit Insurance and FICO Assessments” below.

Federal Reserve Board Policies.    The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future. Federal Reserve Board Policies affect the levels of bank earnings on loans and investments and the levels of interest paid on bank deposits through the Federal Reserve System’s open-market operations in United States government securities, regulation of the discount rate on bank borrowings from Federal Reserve Banks and regulation of non-earning reserve requirements applicable to bank deposit account balances.

Consumer Protection Regulation.    Other aspects of the lending and deposit businesses of the banks that are subject to regulation by the FDIC, OCC and the Commissioners include disclosure requirements with respect to interest, payment and other terms of consumer and residential mortgage loans and disclosure of interest and fees and other terms of, and the availability of, funds for withdrawal from consumer deposit accounts. In addition, the banks are subject to federal and state laws and regulations prohibiting certain forms of discrimination in credit transactions, and imposing certain record keeping, reporting and disclosure requirements with respect to residential mortgage loan applications.

USA Patriot Act.    The USA Patriot Act of 2001 (the “USA Patriot Act”), designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system, has significant implications for depository institutions, broker-dealers and other businesses involved in the transfer of money. The USA Patriot Act, together with the implementing regulations of various federal regulatory agencies, require financial institutions, including the Bank, to implement additional or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity and currency transaction reporting and due diligence on customers. They also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the FRB (and other federal banking agencies) to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHCA or the Bank Merger Act. Management believes that we are currently in compliance with all currently effective requirements prescribed by the USA Patriot Act and all applicable final implementing regulations.

CRA Regulations.    The Community Reinvestment Act of 1997 (“CRA”) requires lenders to identify the communities served by the institution’s offices and to identify the types of credit the institution is prepared to extend within such communities. The FDIC conducts examinations of insured institutions’ CRA compliance and rates such institutions as “Outstanding”, “Satisfactory”, “Needs to Improve” and “Substantial Noncompliance”. As of their last CRA examinations, CTC, MBT, BWM and FBT all received a rating of “Outstanding,” and ONB received a rating of “Satisfactory.” Failure of an institution to receive at least a “Satisfactory” rating could inhibit such institution or its holding company from undertaking certain activities, including engaging in activities newly permitted as a financial holding company under the Gramm-Leach-Bliley Act and acquisitions of other financial institutions, which require regulatory approval based, in part, on CRA compliance considerations. The Federal Reserve Board must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low and moderate-income neighborhoods.

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

Capital Requirements and FDICIA

General.    The FDIC has established guidelines with respect to the maintenance of appropriate levels of capital by FDIC-insured banks. The Federal Reserve Board has established substantially identical guidelines with respect to the maintenance of appropriate levels of capital, on a consolidated basis, by bank holding companies. If a banking organization’s capital levels fall below the minimum requirements established by such guidelines, a bank or bank holding company will be expected to develop and implement a plan acceptable to the FDIC or the Federal Reserve Board, respectively, to achieve adequate levels of capital within a reasonable period, and may be denied approval to acquire or establish additional banks or non-bank businesses, merge with other institutions or open branch facilities until such capital levels are achieved. Federal legislation requires federal bank regulators to take “prompt corrective action” with respect to insured depository institutions that fail to satisfy minimum capital requirements and imposes significant restrictions on such institutions. See “Prompt Corrective Action” below.

Leverage Capital Ratio.    The regulations of the FDIC require FDIC-insured banks to maintain a minimum “Leverage Capital Ratio” or “Tier 1 Capital” (as defined in the Risk-Based Capital Guidelines discussed in the following paragraphs) to Total Assets of 3.0%. The regulations of the FDIC state that only banks with the highest federal bank regulatory examination rating will be permitted to operate at or near such minimum level of capital. All other banks are expected to maintain an additional margin of capital, equal to at least 1% to 2% of Total Assets, above the minimum ratio. Any bank experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. The Federal Reserve Board’s guidelines impose substantially similar leverage capital requirements on bank holding companies on a consolidated basis.

Risk-Based Capital Requirements.    The regulations of the FDIC also require FDIC-insured banks to maintain minimum capital levels measured as a percentage of such banks’ risk-adjusted assets. A bank’s qualifying total capital (“Total Capital”) for this purpose may include two components—“Core” (Tier 1) Capital and “Supplementary” (Tier 2) Capital. Core Capital consists primarily of common stockholders’ equity, which generally includes common stock, related surplus and retained earnings, certain non-cumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of consolidated subsidiaries, and (subject to certain limitations) mortgage servicing rights and purchased credit card relationships, less all other intangible assets (primarily goodwill). Supplementary Capital elements include, subject to certain limitations, a portion of the allowance for losses on loans and leases, perpetual preferred stock that does not qualify for inclusion in Tier 1 capital, long-term preferred stock with an original maturity of at least 20 years and related surplus, certain forms of perpetual debt and mandatory convertible securities, and certain forms of subordinated debt and intermediate-term preferred stock.

The risk-based capital rules of the FDIC and the Federal Reserve Board assign a bank’s balance sheet assets and the credit equivalent amounts of the bank’s off-balance sheet obligations to one of four risk categories, weighted at 0%, 20%, 50% or 100%, respectively. Applying these risk-weights to each category of the bank’s balance sheet assets and to the credit equivalent amounts of the bank’s off-balance sheet obligations and summing the totals results in the amount of the bank’s total Risk-Adjusted Assets for purposes of the risk-based capital requirements. Risk-Adjusted Assets can either exceed or be less than reported balance sheet assets, depending on the risk profile of the banking organization. Risk-Adjusted Assets for institutions such as The Banks will generally be less than reported balance sheet assets because its retail banking activities include proportionally more residential mortgage loans and certain investment securities with a lower risk weighting and relatively smaller off-balance sheet obligations.

The risk-based capital regulations require all banks to maintain a minimum ratio of Total Capital to Risk-Adjusted Assets of 8.0%, of which at least one-half (4.0%) must be Core (Tier 1) Capital. For the purpose of calculating these ratios: (i) a banking organization’s Supplementary Capital eligible for inclusion in Total Capital is limited to no more than 100% of Core Capital; and (ii) the aggregate amount of certain types of Supplementary Capital eligible for inclusion in Total Capital is further limited. For example, the regulations limit the portion of the allowance for loan losses eligible for inclusion in Total Capital to 1.25% of Risk-Adjusted Assets. The Federal Reserve Board has established substantially identical risk-based capital requirements, which are applied to bank holding companies on a consolidated basis. The risk-based capital regulations provide explicitly for consideration of interest rate risk in the FDIC’s overall evaluation of a bank’s capital adequacy to ensure that banks effectively measure and monitor their interest rate risk, and that they maintain capital adequate for that risk. A bank deemed by the FDIC to have excessive interest rate risk exposure may be required by the FDIC to maintain additional capital (that is, capital in excess of the minimum ratios discussed above). The Banks believe, based on their level of interest rate risk exposure, that this provision will not have a material adverse effect on them.

At December 31, 2002, the Company’s consolidated Total and Tier 1 Risk-Based Capital Ratios were 13.50% and 12.25%, respectively, and its Leverage Capital Ratio was 9.28%. Based on the above figures and accompanying discussion, CC exceeds all regulatory capital requirements and is considered well capitalized.

Prompt Corrective Action.    Among other things, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires the federal banking regulators to take “prompt corrective action” with respect to, and imposes significant restrictions on, any bank that fails to satisfy its applicable minimum capital requirements. FDICIA establishes five capital categories consisting of “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under applicable regulations, a bank that has a Total Risk-Based Capital Ratio of 10.0% or greater, a Tier 1 Risk-Based Capital Ratio of 6.0% or greater and a Leverage Capital Ratio of 5.0% or greater, and is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure is deemed to be “well capitalized.” A bank that has a Total Risk-Based Capital Ratio of 8.0% or greater, a Tier 1 Risk-Based Capital Ratio of 4.0% or greater and a Leverage Capital Ratio of 4.0% (or 3% for banks with the highest regulatory examination rating that are not experiencing or anticipating significant growth or expansion) or greater and does not meet the definition of a well capitalized bank is considered to be “adequately capitalized.” A bank that has a Total Risk-Based Capital Ratio of less than 8.0% or has a Tier 1 Risk-Based Capital Ratio that is less than 4.0%, except as noted above, a Leverage Capital Ratio of less than 4.0% is considered “undercapitalized.” A bank that has a Total Risk-Based Capital Ratio of less than 6.0%, or a Tier 1 Risk-Based Capital Ratio that is less than 3.0% or a Leverage Capital Ratio that is less than 3.0% is considered to be “significantly undercapitalized,” and a bank that has a ratio of tangible equity to total assets equal to or less than 2% is deemed to be “critically undercapitalized.” A bank may be deemed to be in a capital category lower than is indicated by its actual capital position if it is determined to be in an unsafe or unsound condition or receives an unsatisfactory examination rating. FDICIA generally prohibits a bank from making capital distributions (including payment of dividends) or paying management fees to controlling stockholders or their affiliates if, after such payment, the bank would be undercapitalized.

Under FDICIA and the applicable implementing regulations, an undercapitalized bank will be (i) subject to increased monitoring by the FDIC; (ii) required to submit to the FDIC an acceptable capital restoration plan (guaranteed, subject to certain limits, by the bank’s holding company) within 45 days of being classified as undercapitalized; (iii) subject to strict asset growth limitations; and (iv) required to obtain prior regulatory approval for certain acquisitions, transactions not in the ordinary course of business, and entry into new lines of business. In addition to the foregoing, the FDIC may issue a “prompt corrective action directive” to any undercapitalized institution. Such a directive may require sale or re-capitalization of the bank, impose additional restrictions on transactions between the bank and its affiliates, limit interest rates paid by the bank on deposits, limit asset growth and other activities, require divestiture of subsidiaries, require replacement of directors and officers, and restrict capital distributions by the bank’s parent holding company.

In addition to the foregoing, a significantly undercapitalized institution may not award bonuses or increases in compensation to its senior executive officers until it has submitted an acceptable capital restoration plan and received approval from the FDIC.

Not later than 90 days after an institution becomes critically undercapitalized, the appropriate federal banking agency for the institution must appoint a receiver or, with the concurrence of the FDIC, a conservator, unless the agency, with the concurrence of the FDIC, determines that the purposes of the prompt corrective action provisions would be better served by another course of action. FDICIA requires that any alternative determination be “documented” and reassessed on a periodic basis. Notwithstanding the foregoing, a receiver must be appointed after 270 days unless the appropriate federal banking agency and the FDIC certify that the institution is viable and not expected to fail.

Risk-Based Deposit Insurance and FICO Assessments.    The FDIC has adopted a rule establishing a risk-based system which assigns an institution to one of three capital categories consisting of (1) well capitalized, (2) adequately capitalized, or (3) undercapitalized, and one of three supervisory categories. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Under this rule there are nine assessment risk classifications (i.e. combinations of capital categories and supervisory subgroups within each capital group). An institution’s deposit insurance assessment rate is determined by assigning the institution to a capital category and a supervisory subgroup to determine which one of the nine risk classification categories is applicable. The FDIC is authorized to raise the assessment rates in certain circumstances. If the FDIC determines to increase the assessment rates for all institutions, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and may raise BIF insurance premiums again in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of The Banks, the extent of which is not currently quantifiable. The risk classification to which an institution is assigned by the FDIC is confidential and may not be disclosed.

Assessment rates in 2002 ranged from 0% of domestic deposits for an institution in the lowest risk category (i.e., well-capitalized and healthy from a supervisory standpoint) to 0.27% of domestic deposits for institutions in the highest risk category (i.e., undercapitalized and unhealthy from a supervisory standpoint). The Deposit Insurance Funds Act of 1996 eliminates the minimum assessment and authorizes the Financing Corporation (FICO) to levy assessments on BIF-assessable deposits. The actual assessment rates for FICO are adjusted on a quarterly basis to reflect changes in the assessment bases of the insurance funds. Based on the 1996 Act, the Banks paid assessments totaling $715,000 or 1.69 cents per $100 of deposits in 2002.

Brokered Deposits and Pass-Through Deposit Insurance Limitations.    Under FDICIA, a bank cannot accept brokered deposits unless it either (i) is “Well Capitalized” or (ii) is “Adequately Capitalized” and has received a written waiver from the FDIC. For this purpose, “Well Capitalized” and “Adequately Capitalized” have the same definitions as in the Prompt Corrective Action regulations. See “—Prompt Corrective Action” above. Banks that are not in the “Well Capitalized” category are subject to certain limits on the rates of interest they may offer on any deposits (whether or not obtained through a third-party deposit broker). Pass-through insurance coverage is not available for deposits of certain employee benefit plans in banks that do not satisfy the requirements for acceptance of brokered deposits, except that pass-through insurance coverage will be provided for employee benefit plan deposits in institutions which at the time of acceptance of the deposit meet all applicable regulatory capital requirements and send written notice to their depositors that their funds are eligible for pass-through deposit insurance. Although eligible to do so, the Banks have not accepted brokered deposits.

Conservatorship and Receivership Amendments.    FDICIA authorizes the FDIC to appoint itself conservator or receiver for a state-chartered bank under certain circumstances and expands the grounds for appointment of a conservator or receiver for an insured depository institution to include (i) consent to such action by the board of directors of the institution; (ii) cessation of the institution’s status as an insured depository institution; (iii) the institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized, or fails to become adequately capitalized when required to do so, or fails to timely submit an acceptable capital plan, or materially fails to implement an acceptable capital plan; and (iv) the institution is critically undercapitalized or otherwise has substantially insufficient capital. FDICIA provides that an institution’s directors shall not be liable to its stockholders or creditors for acquiescing in or consenting to the appointment of the FDIC as receiver or conservator for, or as a supervisor in the acquisition of, the institution.

Real Estate Lending Standards.    FDICIA requires the federal bank regulatory agencies to adopt uniform real estate lending standards. The FDIC has adopted implementing regulations, which establish supervisory limitations on Loan-to-Value (“LTV”) ratios in real estate loans by FDIC-insured banks. The regulations require FDIC-insured banks to establish LTV ratio limitations within or below the prescribed uniform range of supervisory limits.

Standards for Safety and Soundness.    FDICIA requires the federal bank regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. The compensation standards would prohibit employment contracts, compensation or benefit arrangements, stock option plans, fee arrangements or other compensatory arrangements that would provide “excessive” compensation, fees or benefits, or that could lead to material financial loss. In addition, the federal bank regulatory agencies are required by FDICIA to prescribe standards specifying; (i) maximum classified assets to capital ratios; (ii) minimum earnings sufficient to absorb losses without impairing capital; and (iii) to the extent feasible, a minimum ratio of market value to book value for publicly-traded shares of depository institutions and depository institution holding companies.

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

The Gramm-Leach-Bliley Act includes a new section of the FDI Act governing subsidiaries of state banks that engage in “activities as principal that would only be permissible” for a national bank to conduct in a financial subsidiary. This provision will permit state banks, to the extent permitted under state law, to engage in certain new activities, which are permissible for subsidiaries of a financial holding company. See “Supervision and Regulation, Regulation of the Company.” Further, it expressly preserves the ability of a state bank to retain all existing subsidiaries. Because Vermont statute explicitly permits banks chartered by the state to engage in all activities permissible for national banks, CTC will be permitted to form subsidiaries to engage in the activities authorized by the Gramm-Leach-Bliley Act. Maine and Massachusetts permit banks chartered by those states to engage in activities which are permissible for a national bank and that are approved by the Massachusetts Commissioner of Banks or the Maine Superintendent of Banking. Thus, MBT, BWM and FBT would only be permitted to engage in the activities authorized by the Gramm-Leach-Bliley Act that are also approved by the state’s banking regulatory agency or otherwise by state law. In order to form a financial subsidiary, a state bank must be well-capitalized, and the state bank would be subject to certain capital deduction, risk management and affiliate transaction rules, which are applicable to national banks.

Consumer Protection Provisions.    FDICIA also includes provisions requiring advance notice to regulators and customers for any proposed branch closing and authorizing (subject to future appropriation of the necessary funds) reduced insurance assessments for institutions offering “lifeline” banking accounts or engaged in lending in distressed communities. FDICIA also includes provisions requiring depository institutions to make additional and uniform disclosures to depositors with respect to the rates of interest, fees and other terms applicable to consumer deposit accounts.

Customer Information Security.    The FDIC and other bank regulatory agencies have adopted final guidelines for establishing standards for safeguarding nonpublic personal information about customers that implement provisions of the GLBA (the “Guidelines”). Among other things, the Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against any anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

Privacy.    The FDIC and other regulatory agencies have published final privacy rules pursuant to provisions of the GLBA (“Privacy Rules”). The Privacy Rules, which govern the treatment of nonpublic personal information about consumers by financial institutions, require a financial institution to provide notice to customers (and other consumers in some circumstances) about its privacy policies and practices, describe the conditions under which a financial institution may disclose nonpublic personal information to nonaffiliated third parties and provide a method for consumers to prevent a financial institution from disclosing that information to most nonaffiliated third parties by “opting-out” of that disclosure, subject to certain exceptions.

EMPLOYEES

At December 31, 2002, the Company and its subsidiaries employed 1,930 persons, with a full-time equivalency of 1,779 employees. The Company enjoys good relations with its employees. A variety of employee benefits, including health, group life and disability income replacement insurance, a funded, non-contributory pension plan, and an incentive savings and profit sharing plan, are available to qualifying officers and employees.

COMPANY WEBSITE

The Company maintains a website on the World Wide Web at www.chittendencorp.com. The Company makes available, free of charge, on its website its annual report on the Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company’s reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov.

ITEM 2 PROPERTIES

The Company’s principal banking subsidiary, CTC, operates banking facilities in fifty-three locations in Vermont, along with one location in New Hampshire. The offices of the Company are located in an owned facility at Two Burlington Square in Burlington, Vermont. BWM’s principal offices are in Springfield, Massachusetts and it has eleven additional locations in the western Massachusetts area. FBT’s principal offices are in Worcester, Massachusetts and it has six additional locations in the greater Worcester, Massachusetts area. MBT’s principal offices are in Portland, Maine and it has twelve additional locations in southern Maine. ONB’s principal offices are in Kennebunk, Maine and it has nineteen additional locations in southern Maine and New Hampshire. The offices of all subsidiaries are in good physical condition with modern equipment and facilities considered by management to be adequate to meet the banking needs of customers in the communities served.

ITEM 3 LEGAL	PROCEEDINGS

A number of legal claims against the Company arising in the normal course of business were outstanding at December 31, 2002. Management, after reviewing these claims with legal counsel, is of the opinion that these matters, when resolved, will not have a material effect on the consolidated financial statements.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The $1 par value common stock of Chittenden Corporation has been publicly traded since November 14, 1974. As of January 31, 2003, there were 4,633 holders of record of the Company’s common stock.

The Company’s stock trades on the NYSE under the symbol “CHZ”. The following table sets forth the range of the high and low sales prices for the Company’s common stock, and the dividends declared, for each quarterly period within the past two years:

Quarter ended	High	Low	Dividends Paid
2002
March 31	$30.05	$26.75	$0.19
June 30	34.18	27.10	0.20
September 30	32.15	23.18	0.20
December 31	30.35	24.66	0.20

2001
March 31	$25.52	$23.00	$0.19
June 30	27.27	23.64	0.19
September 30	28.47	21.75	0.19
December 31	28.99	23.63	0.19

For a discussion of dividend restrictions on the Company’s common stock, see “Dividends” under the caption “Business—Supervision and Regulation” on page 7 of this report.

The following table sets forth information regarding securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2002:

Plan category	Number of securities To be issued Upon exercise of Outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,959,311	$24.98	830,200
Equity compensation plans not approved by security holders	19,500	N/A	18,000

Total	1,978,811	$24.98	848,200

ITEM 6    SELECTED FINANCIAL DATA

	Years Ended December 31,
	2002	2001	2000	1999	1998(4)
	(In thousands, except share and per share amounts)
Statements of operations:
Interest income	$259,019	$266,497	$288,102	$288,737	$299,476
Interest expense	66,404	96,192	121,030	113,252	126,199

Net interest income	192,615	170,305	167,072	175,485	173,277
Provision for loan losses	8,331	8,041	8,700	8,700	8,235
Noninterest income	65,060	63,733	53,109	63,403	66,780
Noninterest expense	151,544	135,760	124,761	203,609	152,204

Income before income taxes	97,800	90,237	86,720	26,579	79,618
Income tax expense	34,155	31,736	28,033	29,075	29,840

Net income (loss)	$63,645	$58,501	$58,687	$(2,496)	$49,778

Total assets at year-end	$4,920,544	$4,153,714	$3,769,861	$3,828,296	$4,256,052
Common shares outstanding at year-end	31,939,470	32,070,446	32,621,355	35,472,790	34,921,338
Balance sheets—average daily balances:
Total assets	$4,551,879	$3,871,017	$3,813,366	$4,104,497	$4,090,244
Loans, net of allowance	2,969,430	2,871,899	2,902,303	2,834,961	2,694,097
Investment securities and interest-bearing cash equivalents	1,264,156	729,027	643,837	931,076	1,009,881
Deposits	3,896,968	3,407,439	3,207,857	3,528,426	3,494,945
Stockholders’ equity	394,740	353,529	341,081	373,742	379,615
Per common share:
Basic earnings (loss)	$1.98	$1.82	$1.74	$(0.07)	$1.41
Diluted earnings (loss)	1.96	1.80	1.72	(0.07)	1.38
Cash dividends declared	0.79	0.76	0.75	0.65	0.55
Book value	13.11	11.56	10.49	10.22	11.22
Weighted average common shares outstanding	32,105,864	32,163,734	33,760,531	35,215,531	35,403,639
Weighted average common and common equivalent shares outstanding	32,495,402	32,547,029	34,100,113	35,794,799 (5)	36,038,104
Selected financial ratios:
Return on average stockholders’ equity	16.12%	16.55%	17.21%	(0.67)%	13.05%
Return on average total assets	1.40	1.51	1.54	(0.06)	1.22
Net yield on earning assets	4.53	4.74	4.73	4.67	4.71
Interest rate spread	4.16	4.08	3.95	3.98	4.01
Net charge-offs as a percent of average loans	0.28	0.24	0.32	0.31	0.46
Nonperforming assets ratio (2)	0.49	0.46	0.42	0.33	0.72
Allowance for loan losses as a percent of year-end loans	1.57	1.59	1.41	1.42	1.51
Year-end leverage capital ratio	9.28	7.99	8.65	8.17	7.58
Risk-based capital ratios:
Tier 1	12.25	10.32	10.82	11.96	10.76
Total	13.50	11.57	12.08	13.23	12.02
Supplemental information (1):
Operating net income	$63,645	$58,501	$59,479	$54,909	$49,778
Operating return on average stockholders’ equity	16.12%	16.55%	17.44%	14.69%	13.05%
Operating return on average total assets	1.40	1.51	1.56	1.34	1.22
Common stock dividend payout ratio (3)	39.88	42.15	42.85	41.55	39.85

(1)	Supplemental information is presented after adding back the impact of one-time special charges (net of the effect of income taxes) of $792,000 and $57.4 million in 2000 and 1999, respectively to net income (loss). One-time special charges are related to the acquisition of VFSC in 1999 and included gains and losses on branch sales mandated as part of the acquisition, impaired goodwill of VFSC relating to CHZ market areas which was written off upon consummation of the merger, other merger costs including severance payments, legal fees, etc, and the related tax effects of taxable income or deductible expense. Management considers these non-GAAP operating measures to be appropriate for comparison to operational performance of other fiscal periods in which these unique revenues and expenses did not occur.
(2)	The sum of nonperforming assets (nonaccrual loans, restructured loans, and other real estate owned) divided by the sum of total loans and other real estate owned.
(3)	Common stock cash dividends declared divided by net income after adding back one time special charges described in note (1).
(4)	All information for the year of 1998 has been restated to include VFSC, which was acquired May 28, 1999, in a transaction accounted for as a pooling of interests.
(5)	Used only for supplemental information in 1999.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Years Ended December 31, 2002, 2001, and 2000

The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and accompanying notes and selected statistical information incorporated by reference.

Application of Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K. The Company considers the following accounting policies and related estimates to be the most critical in their potential effect on its financial position or results of operations:

Allowance for Loan Losses.    The allowance for loan losses is established through a charge against current earnings to the provision for loan losses. The allowance for loan losses is based on management’s estimate of the amount required to reflect the probable inherent losses in the loan portfolio, based on circumstances and conditions known at each reporting date in accordance with Generally Accepted Accounting Principles (“GAAP”). There are three components of the allowance for loan losses: 1) specific reserves for loans considered to be impaired or for other loans for which management considers a specific reserve to be necessary; 2) allocated reserves based upon management’s formula-based process for assessing the adequacy of the allowance for loan losses; and 3) a non-specific environmentally-driven allowance considered necessary by management based on its assessment of other qualitative factors. The allowance for loan losses is a significant estimate and is regularly reviewed by the Company for adequacy using a consistent, systematic methodology which assesses such factors as changes in the mix and volume of the loan portfolio; trends in portfolio credit quality, including delinquency and charge-off rates; and current economic conditions that may affect a borrower’s ability to repay. Adverse changes in management’s assessment of these factors could lead to additional provisions for loan losses. The Company’s methodology with respect to the assessment of the adequacy of the allowance for loan losses is more fully discussed on pages 23-26 of Management’s Discussion and Analysis.

Goodwill Impairment.    The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles, effective January 1, 2002. The statement addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic impairment evaluations of goodwill. Impairment evaluations are required to be performed annually and may be required more frequently if certain conditions indicating potential impairment exist. In the event that the Company were to determine that its goodwill were impaired, the recognition of an impairment charge could have an adverse impact on its results of operations in the period that the impairment occurred or on its financial position.

Income Taxes.    The Company must estimate income tax expense in each of the jurisdictions in which it operates for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of December 31, 2002, there were no valuation allowances set aside against any deferred tax assets.

Mortgage Servicing Rights (MSR or MSRs).    Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and original loan terms (primarily 15 and 30 year.) Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. In periods of falling market interest rates, accelerated loan prepayment speeds can adversely impact the fair value of these mortgage-servicing rights relative to their book value. In the event that the fair value of these assets were to increase in the future, the Company can recognize the increased fair value to the extent of the impairment allowance but cannot recognize an asset in excess of its amortized book value. When the book value of an individual stratum exceeds its fair value, an impairment reserve must be recognized. Future changes in management’s assessment of the impairment of these servicing assets, as a result of changes in observable market data relating to market interest rates, loan prepayment speeds, and other factors, could impact the Company’s financial condition and results of operations either positively or adversely.

Interest Income Recognition.    Interest on loans is included in income as earned based upon interest rates applied to unpaid principal. Interest is not accrued on loans 90 days or more past due unless they are adequately secured and in the process of collection or on other loans when management believes collection is doubtful. All loans considered impaired are nonaccruing. Interest on nonaccruing loans is recognized as payments are received when the ultimate collectibility of interest is no longer considered doubtful. When a loan is placed on nonaccrual status, all interest previously accrued is reversed against current-period interest income, therefore an increase in loans on nonaccural status could have a adverse impact on interest income recognized in future periods.

Results of Operations

On February 28, 2002, the Company acquired Ocean National Corp., headquartered in Kennebunk, Maine and its subsidiary, Ocean National Bank for $53.25 million in cash. On April 30, 2001, the Company acquired Maine Bank Corp., headquartered in Portland, Maine and its subsidiary, Maine Bank & Trust for $49.25 million in cash. These acquisitions have been accounted for as purchases and, accordingly, the operations of MBT and ONB are included in these financial statements from their dates of acquisition.

On May 28, 1999, the Company completed the acquisition of Vermont Financial Services Corp. in a stock-for-stock transaction accounted for as a pooling of interests. Accordingly, the consolidated financial statements of the Company were restated to reflect the acquisition as of the beginning of the earliest period presented. The Company recognized $57.4 million of after-tax special charges in 1999 (and an additional $792,000 in 2000) related to the acquisition of VFSC which included gains and losses on branch sales mandated as part of the acquisition, impaired goodwill of VFSC relating to CHZ market areas which was written off upon consummation of the merger, other merger costs including severance payments, legal fees, etc., and the related tax effects of taxable income or deductible expense. The results excluding these special charges are referred to in the following discussion as operating. Management considers these non-GAAP operating measures to be appropriate for comparison to operational performance of other fiscal periods in which these unique revenues and expenses did not occur.

A reconciliation of the Company’s net income (loss) to its operating net income for the years ended December 31, 2000 and 1999 is presented below:

	2000	1999
Net income (loss), as reported	$58,687	$(2,496)
Less:
Gain (loss) on branch sales	(833)	12,523
Impaired goodwill written off upon merger	—	(21,129)
Merger costs	—	(49,866)
Tax effect on merger costs	—	14,465
Tax effect of gain (loss) on branch sales	41	(13,398)

Operating net income	$59,479	$54,909

After tax impact of special charges, per share	$0.02	$1.61

Performance Summary

Net income for 2002 was $63.6 million, an increase of $5.1 million, or 9% from the $58.5 million recorded in 2001. Net income of $58.5 million in 2001 was flat with the $58.7 million recorded for 2000. Diluted earnings per share for 2002 were $1.96 compared to $1.80 for 2001 and $1.72 for 2000.

Return on average assets (ROA) and return on average equity (ROE) are two industry measures on which the financial performance of a banking institution is generally measured. During 2002, the Company’s ROA was 1.40% compared to 1.51% in 2001 and 1.56% in 2000. The decline in ROA was primarily due to the acquisitions of MBT and ONB. During 2002, the Company’s ROE was 16.12% compared to 16.55% and 17.44% in 2001 and 2000, respectively. The decrease in return on equity from 2001 to 2002 was primarily attributable to significantly higher levels of unrealized gains in the investment portfolio, due to lower overall market interest rates, which increased stockholders’ equity. Excluding the unrealized gains in the investment portfolio, the return on average equity would have been 16.82% for 2002 and 16.92% a year ago.

Chittenden’s net interest income increased $22.3 million in 2002 compared to 2001. The increase was attributed primarily to the acquisitions of ONB and MBT, growth in deposits, and the Trust Preferred Securities (TPS) issuance. The provision for loan losses was $290,000 higher in 2002 due primarily to the acquisition of ONB. Noninterest income increased $1.3 million in 2002 primarily due to increases in service charges on deposits, insurance commissions, and other income. The increase of $1.7 million in service charges on deposits was attributed to the strong deposit flows throughout 2002 as well as high cash management fees. Gains on sales of loans declined $1.1 million as a result of the sale of the Company’s retail credit card portfolio in 2001, which generated a $4.6 million gain. Gains on sales of mortgage loans were $3.5 million higher in 2002 than in 2001 as a result of strong refinancing activity throughout 2002. Mortgage servicing income was approximately $10 million lower in 2002 as a result of the recognition of $8.5 million in MSR impairment reserves and an additional $1.3 million of MSR amortization. Gains on sales of securities of $10.6 million were realized in 2002 as a result of the rebalancing of the Company’s available for sale securities portfolio caused by lower interest rates, which accelerated paydowns on mortgage-backed securities. Noninterest expenses were $151.5 million in 2002 compared with $135.8 million in 2001. Salaries and employee benefits increased $13.2 million from the 2001 level. The inclusion of ONB (for ten months) and MBT (for the full year vs. eight months in 2001) represented $6.8 million of the increase. Also, incentive accruals were $1.5 million higher in 2002 than 2001. Net occupancy expense increased $1.8 million from 2001 primarily as a result of the ONB and MBT acquisition. Amortization of intangibles decreased $1.7 million in 2002 due to the adoption of FAS 142.

Overall, net income was flat in 2001 compared to 2000. Net interest income increased $3.2 million, primarily as a result of the acquisition of MBT. The provision for loan losses was $659,000 lower in 2001 due to lower levels of non-performing assets. Noninterest income increased $10.6 million in 2001 primarily due to increases of $8.4 million in gains on sales of loans and $2.2 million in investment management income. The increase in gains on sales of loans was primarily due to higher volumes of loans sold in mortgage banking activities as well as to the gain of $4.6 million on the sale of the Company’s retail credit card portfolio. Noninterest expenses were $135.8 million in 2001 compared with $124.8 million in 2000. Salaries and employee benefits increased $10.3 million from the 2000 level. The inclusion of MBT amounted to $4.9 million of the increase. Also, incentive accruals were $2.2 million higher in 2001 than 2000. In addition, a $1.3 million pension curtailment gain taken in the first quarter of 2000 upon the merger of the Vermont National and Chittenden Bank pension plans reduced expenses for the previous year. Net occupancy and amortization expenses increased  $1.5 million and $862,000, respectively as a result of the inclusion of MBT in the 2001 amounts.

Total assets increased from $4.154 billion at December 31, 2001 to $4.921 billion at December 31, 2002 primarily as a result of the acquisition of ONB, the TPS issuance and growth in deposits. Total assets increased from $3.770 billion in 2000 to $4.154 million in 2001, as a result of the acquisition of MBT.

Financial Condition

Loans

Chittenden’s loan portfolio at December 31, 2002 totaled $2.974 billion compared to $2.838 billion at year-end 2001. The classification of the Company’s loan portfolio is based on underlying collateral. Acquired in the ONB transaction were loans totaling $210 million, of which $19 million were commercial loans; $80 million were commercial real estate loans; $89 million were residential real estate loans; $9 million were home equity loans; and $7 million were consumer loans.

Commercial real estate loans, representing 37% of the portfolio, increased $200 million or 22% to  $1.1 billion at year-end 2002, compared to $904 million at December 31, 2001. This increase was caused by the acquisition of ONB, in which $80 million in commercial real estate loans were obtained, and by strong growth in these loans at the other affiliate banks.

The overall proportion of commercial-related loans continued to increase in 2002 due to the move in commercial real estate loans discussed above. At December 31, 2002, commercial loans secured by non-real estate business assets totaled $646 million or 22% of total loans. Included in the commercial portfolio are business credit cards, which amounted to $7.0 million in 2002 compared to $5.9 million in 2001.

Residential real estate loans including home equity loans held flat at $861 million in 2002 as a result of the ONB acquisition. Total paydowns of the residential real estate portfolio were $227 million in 2002 compared with $175 million in 2001. New originations added to the portfolio did not keep pace with paydowns because the preponderance of loans originated in 2002 were fixed rate loans sold on the secondary market. Approximately one quarter of the construction portfolio at December 31,2002 related to residential construction which amounted to $22 million at December 31, 2002, an increase of $6 million from $16 million the year before. The remaining three-fourths of the construction portfolio related to commercial real estate construction. The majority of both types of construction loans are to borrowers who will eventually occupy the properties.

Residential mortgages originated during 2002 totaled $860 million, compared to $562 million during 2001. This increase was due to continued high volumes of fixed rate residential loans caused by increasingly lower market rates throughout 2002. The Company underwrites substantially all of its residential mortgages to secondary market standards. The Company continues to follow its policy of selling substantially all of its fixed-rate residential mortgage production on a servicing-retained non-recourse basis. Secondary market sales of mortgage loans totaled $720 million in 2002, compared to $480 million in 2001.

The portfolio of residential mortgages serviced for investors totaled $1.837 billion at December 31, 2002 compared to $1.961 billion at year-end 2001. These assets are owned by investors other than Chittenden and therefore are not included in the Company’s consolidated balance sheets. The Company originated approximately 90 percent of the serviced-loan portfolio and the balance consisted of loans whose mortgage-servicing rights were purchased in prior years.

In accordance with Statement of Financial Accounting Standards No. 140, the Company has recorded an originated mortgage servicing rights asset for all mortgages sold on a servicing retained basis since January 1, 1996. As noted under Application of Critical Accounting Policies, the Company evaluates the MSR asset for impairment on a quarterly basis. At December 31, 2002 the MSRs’ amortized cost of $17 million was reduced by an impairment reserve of $8.5 million, so that the carrying value of the MSR asset was equal to its fair value at that date.

Included in the real estate portfolio are outstanding balances under home equity credit lines, totaling $204 million at December 31, 2002 compared to $183 million the previous year. The unused portion of these lines totaled $220.2 million at December 31, 2002 compared to $202.7 million at year-end 2001.

Consumer loans decreased $77 million or 22% in 2002, ending the year at $276.7 million. This decrease reflects paydowns on the automotive finance portfolio, driven by lower market interest rates, which outpaced originations. The Company views these loans as a discretionary investment and will not add to its portfolio if it cannot obtain what it considers to be an appropriate yield. As a result of many manufacturers’ financing programs as low as 0%, the Company did not actively compete for this business in 2002. The Company underwrites all of its indirect automotive loans on substantially the same credit standards as for car loans directly originated in its branch offices. Indirect installment lending through auto dealers was down $48.4 million from year-end 2001 to $180.9 million at the end of 2002. Lease financing receivables outstanding at December 31, 2002 were $54.2 million, down from $98.4 million a year earlier, of which $40.1 million and $66.8 million represented the residual value of these leases. The large decline in lease financing receivables was a result of the Company’s decision to exit this market in late 2001. Therefore the existing portfolio will continue to run off over the next three years. The Company has insurance through outside insurance companies, which substantially eliminates the risk associated with the residual value of its leased vehicle portfolio. Direct installment balances at December 31, 2002 stood at $37.1 million compared with $27.5 million at the end of 2001. This increase was due primarily to the acquisition of ONB.

The Company’s lending activities are conducted in market areas focused in Vermont, western and central Massachusetts, southern Maine, and southeastern New Hampshire, with additional activity related to nearby trading areas in New York and Connecticut. In addition to the geographic portfolio diversification described above, the loans are widely diversified by borrowers and industry groups. The following table shows the composition of the loan portfolio for the five years ended December 31, 2002:

	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Commercial	$646,044	$645,231	$599,492	$591,875	$581,132
Real estate:
Residential	657,824	672,666	884,024	917,505	927,454
Commercial	1,103,897	903,819	723,339	641,494	573,756
Construction	85,512	79,801	57,701	55,448	68,744
Home equity	203,882	182,895	140,150	149,347	159,641
Consumer	222,547	255,343	314,914	414,173	309,055
Lease financing	54,157	98,422	136,478	134,967	107,058

Total gross loans	2,973,863	2,838,177	2,856,098	2,904,809	2,726,840
Allowance for loan losses	(48,197)	(45,268)	(40,255)	(41,079)	(41,209)

Net loans	$2,925,666	$2,792,909	$2,815,843	$2,863,730	$2,685,631

Loans held for sale	$94,874	$50,208	$44,950	$2,926	$53,684

Nonperforming Assets

Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Management classifies loans as nonaccrual loans when they become 90 days past due as to principal or interest, unless they are adequately secured and in the process of collection. In addition, loans that have not met this delinquency test may be placed on nonaccrual at management’s discretion. To the extent that certain loans classified as nonaccrual based upon management’s discretion have an associated governmental agency guarantee, a separate assessment of the classification of the guaranteed portion is made. Generally, as long as interest and principal are less than 90 days past due, the guaranteed amounts are collectible from the guarantor and therefore are not classified as nonaccrual. In these situations, only the non-guaranteed portion of the loan would be classified as nonaccrual. Consumer and residential loans are included when management considers it to be appropriate, based upon evidence of collectibility, the value of any underlying collateral and other general criteria. Generally, a loan remains on nonaccrual status until the factors which indicated doubtful collectibility no longer exist or the loan is determined to be uncollectible and is charged off against the allowance for loan losses.

A loan is classified as a restructured loan when its interest rate is reduced and/or other terms are modified because of the inability of the borrower to service debt at current market rates and terms. Other real estate owned (“OREO”) is real estate that has been formally acquired through foreclosure.

The following table shows the composition of nonperforming assets and loans past due 90 days or more and still accruing interest as of the end of each of the five years ended December 31, 2002:

	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Loans on nonaccrual	$14,576	$12,374	$11,376	$9,172	$17,865
Troubled debt restructurings	225	—	—	—	—
Other real estate owned	158	703	513	416	1,870

Total nonperforming assets	$14,959	$13,077	$11,889	$9,588	$19,735

Loans past due 90 days or more and still accruing	$2,953	$4,583	$4,595	$5,016	$4,184
Percentage of nonperforming assets to total loans and other real estate owned	0.49%	0.46%	0.42%	0.33%	0.72%
Nonperforming assets to total assets	0.30	0.31	0.32	0.25	0.46
Allowance for loan losses to nonperforming loans, excluding OREO	325.64	365.83	353.86	447.87	230.66

Nonaccrual loans at December 31, 2002 consisted of approximately 169 loans, which were diversified across a range of industries, sectors and geography. Nonaccrual loans with payments less than 30 days past due are 67% of total loans on nonaccrual.

Allowance for loan losses

The allowance for loan losses is based on management’s estimate of the amount required to reflect the probable inherent losses in the loan portfolio, based on circumstances and conditions known at each reporting date in accordance with Generally Accepted Accounting Principles (“GAAP”). There are three components of the allowance for loan losses: 1) specific reserves for loans considered to be impaired or for other loans for which management considers a specific reserve to be necessary; 2) allocated reserves based upon management’s formula-based process for assessing the adequacy of the allowance for loan losses; and 3) a non-specific environmentally-driven allowance considered necessary by management based on its assessment of other qualitative factors. Adequacy of the allowance is determined using a consistent, systematic methodology which analyzes the size and risk of the loan portfolio. In addition to evaluating the collectibility of specific loans when determining the adequacy of the allowance for loan losses, management also takes into consideration other factors such as changes in the mix and size of the loan portfolio, historic loss experience, the amount of delinquencies and loans adversely classified, and economic trends. The adequacy of the allowance for loan losses is assessed by an allocation process whereby specific loss allocations are made against certain adversely classified loans, and general loss allocations are made against segments of the loan portfolio which have similar attributes. The Company’s historical loss experience, industry trends, and the impact of the local and regional economy on the Company’s borrowers, were considered by management in determining the adequacy of the allowance for loan losses.

The allowance for loan losses is increased by provisions charged against current earnings. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance. Management believes that the allowance for loan losses was adequate at December 31, 2002. While management uses available information to assess possible losses on loans, future additions to the allowance may be necessary based on increases in non-performing loans, changes in economic conditions, or for other reasons. Any future additions to the allowance would be recognized in the period in which they were determined to be necessary. In addition, various regulatory agencies periodically review the Company’s allowance for loan losses as an integral part of their examination process. Such agencies may require the Company to record additions to the allowance based on judgements different from those of management.

Credit quality of the commercial portfolios is quantified by a corporate credit rating system designed to parallel regulatory criteria and categories of loan risk. Individual loan officers monitor their loans to ensure appropriate rating assignments are made on a timely basis. Risk ratings and quality of both commercial and consumer credit portfolios are also assessed on a regular basis by an independent Credit Review Department, which reports to the Chief Banking Officer. Credit Review personnel conduct ongoing portfolio trend analyses and individual credit reviews to evaluate loan risk and compliance with corporate lending policies. The level of allowance allocable to each group of risk-rated loans is then determined by applying a loss factor that estimates the amount of probable loss in each category. The assigned loss factor for each risk rating is based upon management’s assessment of historical loss data, portfolio characteristics, economic trends, overall market conditions and past experience.

Consumer and residential real estate loan quality is evaluated on the basis of delinquency data and other credit data available due to the large number of such loans and the relatively small size of individual credits. Allocations for these loan categories are principally determined by applying loss factors that represent management’s estimate of inherent losses. In each category, inherent losses are estimated based upon management’s assessment of historical loss data, portfolio characteristics, economic trends, overall market conditions and past experience. In addition, certain loans in these categories may be individually risk-rated if considered necessary by management.

The other method used to allocate the allowance for loan losses entails the assignment of reserve amounts to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk rating or non-accrual status. A specific reserve amount is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At December 31, 2002, impaired loans with a specific reserve totaled $3,543,000 (all of these loans were on nonaccrual status) and the amount of such reserve was $2,290,000.

Results and recommendations from these processes provide senior management and the Board of Directors with independent information on loan portfolio condition. The Board of Directors monitors asset quality throughout the year.

The following table summarizes the activity in the Company’s allowance for loan losses for the five years ended December 31, 2002:

	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Balance of allowance for possible loan losses at beginning of year	$45,268	$40,255	$41,079	$41,209	$45,664
Allowance acquired through acquisitions	2,972	4,083	—	—	—
Provision charged to expense	8,331	8,041	8,700	8,700	8,235

Balance of allowance for possible loan losses after provision	56,571	52,379	49,779	49,909	53,899

Loans charged off:
Commercial	4,340	2,881	4,335	4,747	6,941
Real estate:
Residential	487	402	454	600	2,647
Commercial	554	1,073	332	248	399
Construction	—	60	—	—	101
Home equity	138	263	120	124	502
Consumer	6,048	5,780	8,198	7,697	7,101

Total loans charged off	11,567	10,459	13,439	13,416	17,691

Recoveries of loans previously charged off:
Commercial	1,048	806	720	1,661	1,779
Real estate:
Residential	71	130	164	116	329
Commercial	232	349	230	272	320
Construction	19	66	112	64	5
Home equity	36	15	51	67	110
Consumer	1,787	1,982	2,638	2,406	2,458

Total recoveries	3,193	3,348	3,915	4,586	5,001

Net loans charged off	8,374	7,111	9,524	8,830	12,690

Balance of allowance for possible loan losses at year end	$48,197	$45,268	$40,255	$41,079	$41,209

Loans outstanding at end of year	$2,973,863	$2,838,177	$2,856,098	$2,904,809	$2,726,840
Average loans outstanding during the year	3,017,968	2,915,271	2,943,018	2,877,218	2,739,617
Ratio of net charge-offs during year to average loans outstanding	0.28%	0.24%	0.32%	0.31%	0.46%
Allowance as a percent of loans outstanding at end of year	1.57	1.59	1.41	1.42	1.51

The provision for loan losses represents the charge to expense that is required to maintain an adequate level of allowance for loan losses. Management’s periodic evaluation of the adequacy of the allowance considers past loan loss experience, known and inherent risks in the loan portfolio, adverse situations which may affect the borrowers’ ability to repay, the estimated value of the underlying collateral, if any, and current and prospective economic conditions.

The allowance for loan losses is allocated to various loan categories as part of the Company’s process of evaluating the adequacy of the allowance for loan losses. Allocated reserves increased by approximately $5.7 million to $43.3 million at December 31, 2002. Changes in the distribution of the allocated allowance principally occurred due to the acquisition of ONB which led to increases in the amount allocated to commercial and commercial real estate loans, while the amount allocated to consumer loans declined due to declines in the overall balance of loans in that portfolio.

The following table summarizes the allocation of the allowance for loan losses for the five years ended December 31, 2002:

	December 31,
	2002		2001		2000		1999		1998
	Amount Allocated	Loan Distribution	Amount Allocated	Loan Distribution	Amount Allocated	Loan Distribution	Amount Allocated	Loan Distribution	Amount Allocated	Loan Distribution
	(in thousands)
Commercial	$11,252	22%	$9,381	23%	$7,861	21%	$8,207	20%	$6,885	21%
Real estate:
Residential	1,733	22	1,950	24	2,276	31	2,985	32	3,818	34
Commercial	19,429	37	15,637	32	13,510	25	11,333	22	5,919	21
Construction	1,257	3	1,250	3	865	2	882	2	2,276	3
Home equity	748	7	671	6	566	5	616	5	928	6
Consumer and leasing	4,821	9	5,139	12	7,290	16	7,912	19	7,488	15
Other	8,957	—	11,240	—	7,887	—	9,144	—	13,895	—

	$48,197	100%	$45,268	100%	$40,255	100%	$41,079	100%	$41,209	100%

During 2002, the allowance for loan loss allocated to commercial loans increased by $1.9 million and the amount allocated to commercial real estate loans increased by $3.8 million. This was due primarily to increases in the amount of these loans in the overall loan portfolio. During 2002, the amount allocated to the consumer and leasing portfolios declined by approximately $318,000, while the overall percentage of portfolio loans in these categories declined from 12% to 9%. This was primarily due to reductions in the indirect and leasing portfolios.

The other category is the allowance considered necessary by management based on its assessment of historical loss experience, industry trends, and the impact of the local and regional economy on the Company’s borrowers that may not have been captured in the specific risk classifications. Due to the imprecise nature of the loan loss estimation process and the effects of changing environmental conditions, these risk attributes may not be adequately captured in the data related to the formula-based loan loss components used to determine allocations in the Company’s analysis of the adequacy of the allowance for loan losses. Therefore, management maintains a non-specific environmentally-driven allowance for loan losses. The New England economy entered into a recession in 2001 and remains slow at year-end. New England unemployment levels have increased slightly from the levels seen the last few years, due to cutbacks in the manufacturing and services sectors, but overall unemployment levels are still low to moderate in most areas. Through December 31, 2002, the economic slowdown has not had a significant effect on the overall credit quality or incidence of default within the Company’s loan portfolios. However, certain segments, such as manufacturing and retail, are showing significant signs of weakness on a national level and components of the Company’s loan portfolio, particularly commercial and commercial real estate loans are believed to be potentially vulnerable to a slowdown in economic activity. Also contributing to the need for a non-specific environmentally driven allowance was the growth in the commercial and commercial real estate portfolios during 2002 including approximately $100 million acquired in the ONB transaction. These portfolios are inherently riskier than the consumer and residential real estate portfolios and the Company’s loss factors used in its allocation process might not fully reflect any additional risk that may be caused by this growth.

Notwithstanding the foregoing analytical allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loans.

Investment Securities

The investment portfolio is used to meet liquidity demands, mitigate interest rate sensitivity, invest excess liquidity, and generate interest income. At December 31, 2002, the Company held investments available for sale totaling $1.5 billion. This compares with investments of $827 million available for sale at December 31, 2001. The increase from 2001 to 2002 is primarily attributable to deposit growth and to the issuance of the TPS. Deposit levels throughout 2002 were unusually high due to stronger than normal deposit flows resulting from the current recessionary environment as well as weak financial markets, particularly after September 11, 2001. Also contributing to higher deposit levels were the acquisition of MBT and ONB, and strong deposit growth throughout the franchise. The increase in mortgage-backed securities from 2000 to 2001 reflects $66 million in company originated residential mortgages that were securitized in 2001 and repurchased by the Company, as well as increased liquidity in both 2002 and 2001. Increases in US government agency obligations, and corporate bonds and notes also reflect the additional liquidity in 2002. At December 31, 2002, unrealized gains were $44.3 million. This compares with unrealized gains of $13.4 million at December 31, 2001. The amounts resulted from declines in market interest rates and are reflected as an increase in stockholders’ equity as accumulated other comprehensive income. Unrealized losses that are considered other than temporary are recorded as an expense against earnings. There was no impairment in the available for sale portfolio at December 31, 2002.

The following tables show the composition of the Company’s investment portfolio, at:

	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Securities available for sale (at book value)
U.S. Treasury securities	$51,989	$3,296	$4,696	$18,946	$52,870
U.S. government agency obligations	475,268	228,189	251,778	235,326	384,922
Obligations of states and political subdivisions	1,571	4,663	6,133	8,345	7,968
Mortgage-backed securities	453,855	371,631	152,377	200,414	286,084
Corporate bonds and notes	469,301	172,636	163,948	196,402	213,330
Marketable equity securities	—	—	—	—	9,526
Government bond mutual funds	—	31,700	5,250	274	25,840
Other debt securities	874	923	833	642	142

Total securities available for sale	$1,452,858	$813,038	$585,015	$660,349	$980,682

The following table shows the maturity distribution of the amortized cost of the Company’s investment securities and weighted average yields of such securities on a fully taxable equivalent basis at December 31, 2002, with comparative totals for 2001. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations:

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield(2)	Amount	Yield(2)	Amount	Yield(2)	Amount	Yield(2)	Amount	Yield(2)
	(in thousands)
Securities Available For Sale
U.S. Treasury securities	$50,192	1.02%	$1,797	4.04%	$0	0.00%	$0	0.00%	$51,989	1.12%
U.S. government agency obligations	10,003	4.28%	327,378	3.88%	137,887	5.43%	0	0.00%	475,268	4.34%
Obligations of states and political subdivisions	273	6.18%	1,176	5.97%	60	8.78%	62	8.78%	1,571	6.22%
Mortgage-backed securities(1)	99,744	5.37%	232,435	5.36%	107,703	5.35%	13,973	4.85%	453,855	5.34%
Corporate bonds and notes	2,125	6.79%	463,920	5.57%	3,256	4.33%	0	0.00%	469,301	5.57%
Other debt securities	10	4.90%	854	6.78%	10	6.75%	0	0.00%	874	6.780 6%

Total available for sale	162,347	3.98%	1,027,560	4.98%	248,916	5.38%	14,035	4.87%	1,452,858	4.94%

Comparative totals for 2001	172,460	5.53%	425,036	6.26%	194,964	6.24%	20,578	6.09%	813,038	6.10%

(1)	Maturities of mortgage-backed securities are based on contractual payments and estimated mortgage loan prepayments.
(2)	Tax-equivalent yield computed using a 35% effective tax rate and historical cost balances and does not give effect to changes in fair value.

Deposits

During 2002, total deposits averaged $3.9 billion, up from $3.4 billion in 2001. The increase is partially attributed to the acquisition of ONB, which contributed a total of $239 million in deposits at the date of acquisition. Noninterest-bearing demand deposits averaged $624 million, up from $546 million in 2001. Average NOW and money market deposits increased $291 million, to $1.99 billion for 2002. During 2002, time accounts (retirement and certificates of deposit) averaged $900 million, compared to $841 million in 2001. Depositors in this category tend to seek bids regularly, and the Company raises or lowers the interest rates it offers depending on its liquidity needs and investment opportunities.

The following table shows average balances of the Company’s deposits for the periods indicated:

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
Demand deposits	$624,305	$545,664	$506,192
Savings deposits	387,080	325,824	326,157
NOW and money market deposits	1,985,722	1,695,038	1,527,419
Certificates of deposit less than $100,000	676,350	630,779	621,826
Certificates of deposit $100,000 and over	223,511	210,134	226,263

Total deposits	$3,896,968	$3,407,439	$3,207,857

The Company’s ending balances of outstanding certificates of deposit and other time deposits in denominations of $100,000 and over had maturities as follows:

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Three months or less	$126,062	$119,696	$135,263	$135,371	$108,597
Over three months to six months	54,448	42,179	35,065	39,647	48,471
Over six months to twelve months	57,433	39,770	42,433	45,439	45,978
Over twelve months	33,748	21,828	28,100	15,252	23,311

	$271,691	$223,473	$240,861	$235,709	$226,357

Borrowings

During 2002, borrowings averaged $194 million, up from the $53 million posted in 2001. This funding consists of proceeds from the issuance of trust preferred securities, borrowings from the US Treasury, securities sold under agreements to repurchase, Federal Home Loan Bank (FHLB) borrowings, and federal funds purchased. FHLB borrowings averaged $83.9 million for 2002, up from $37.5 million in 2001. Treasury borrowings averaged $555,000 for 2002 compared with $4.7 million during 2001. Repurchase agreements averaged $29.9 million for 2002, up from $10.0 million in 2001.

On May 21, 2002, a wholly-owned subsidiary of the Company, Chittenden Capital Trust I, issued $125 million of 8% trust preferred securities (“TPS”) to the public and invested the proceeds from this offering in an equivalent amount of junior subordinated debentures issued by the Company. These debentures are the sole asset of the trust subsidiary. The TPS pay interest quarterly, are mandatorily redeemable on July 1, 2032 and may be redeemed by the Trust at par any time on or after July 1, 2007. The Company has fully and unconditionally guaranteed the Securities issued by the Chittenden Capital Trust I. The average amount of the TPS outstanding in 2002 was approximately $77 million.

Concurrent with the issuance of these securities, the Company entered into interest rate swap agreements with two counterparties, in which the Company will receive 8% fixed on the notional amount of $125 million, while paying the counterparties a variable rate based on the three month LIBOR (London Interbank Offered Rate), plus approximately 122 basis points.

Capital Resources

The Company’s capital forms the foundation for developing programs for growth and new activities. Total capital at December 31, 2002 was $418.8, million an increase of $48.1 million from December 31, 2001.

The Company periodically repurchases its own stock under a share repurchase program originally authorized by the Board of Directors on January 19, 2000. The total number of shares authorized to be repurchased is six million shares. The company has repurchased 4,131,800 shares at a total cost of $92.9 million since the inception of the program.

Net income of $63.6 million increased the Company’s capital position in 2002, while dividend payments of $25.4 million and the share repurchases of $9.9 million (331,800 shares) reduced it. The increase in capital was also affected by increases in the net unrealized gain on securities available for sale of $20.0 million.

Net income of $58.5 million increased the capital position in 2001, while dividend payments of $24.6 million and share repurchases of $16.5 million (666,000 shares) reduced it. The increase in capital was also affected by increases in the net unrealized gain on securities available for sale of $8.5 million.

Both the Board of Governors of the Federal Reserve System (the “FRB”) and the Federal Deposit Insurance Corporation (the “FDIC”) have defined leverage capital requirements, which measure Tier I capital (as defined below) against average total assets without regard to risk weight. Additionally, the FRB and the FDIC have a risk-based capital standard. Under this measure of capital, banks are required to hold more capital against certain assets perceived as higher risk, such as commercial loans, than against other assets perceived as lower risk, such as residential mortgage loans and U.S. Treasury securities. Further, off-balance sheet items such as unfunded loan commitments and standby letters of credit, are included for the purposes of determining risk-weighted assets. Commercial banking organizations are required to have total capital equal to 8% of risk-weighted assets, and Tier 1 capital—consisting of common stock and certain types of preferred stock, including the TPS up to 25% of its total regulatory capital—equal to at least 4% of risk-weighted assets. Tier 2 capital, included in total capital, includes the allowance for possible loan losses up to a maximum of 1.25% of risk-weighted assets and any portion of the TPS that exceeds 25% of total equity. At December 31, 2002, the Company’s risk-based capital ratio was 13.50% and its Tier 1 capital, consisting of common stock, and the entire balance of the $125 million TPS issuance, was 12.25% of risk-weighted assets. This compares with year-end 2001 ratios of 11.57% and 10.32%, respectively.

FDIC regulations pertaining to capital adequacy, which apply to the Banks, require a minimum 3% leverage capital ratio for those institutions with the most favorable composite regulatory examination rating. In addition, a 4% Tier 1 risk-based capital ratio, and an 8% total risk-based capital ratio are required for a bank to be considered adequately capitalized. Leverage, Tier 1 risk-based, and total risk-based capital ratios exceeding 5%, 6%, and 10%, respectively, qualify a bank for the “well-capitalized” designation. The following table presents the capital ratios for each subsidiary bank at December 31, 2002:

	CTC	BWM	FBT	MBT	ONB
Leverage	7.13%	7.94%	7.06%	8.87%	7.68%
Tier 1 Risk-Based	9.80	9.39	9.72	9.31	10.13
Total Risk-Based	11.01	10.64	10.97	10.57	11.39

These ratios placed the Banks in the FDIC’s highest capital category of “well capitalized”. Capital ratios in excess of minimum requirements indicate capacity to take advantage of profitable and credit-worthy opportunities as well as the potential to respond to unforeseen adverse conditions.

The following table presents regulatory capital components and ratios of the Company at:

	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Leverage
Stockholders’ equity	$445,581	$324,363	$322,929	$350,715	$313,273
Total average assets (1)	4,804,216	4,057,839	3,735,584	4,294,030	4,135,637
	9.28%	7.99%	8.65%	8.17%	7.58%
Risk-based
Capital components:
Tier 1	$445,581	$324,363	$322,929	$350,715	$313,273
Tier 2 (2)	45,509	39,357	37,301	36,647	36,394

Total	$491,090	$363,720	$360,230	$387,362	$349,667

Risk-weighted assets:
On-balance sheet	$3,448,755	$2,960,493	$2,787,046	$2,824,133	$3,628,633
Off-balance sheet	191,897	188,079	212,812	126,100	118,628

	$3,640,652	$3,148,572	$2,999,858	$2,950,233	$3,747,261

Ratios:
Tier 1	12.25%	10.32%	10.82%	11.96%	10.76%
Total (including Tier 2)	13.50	11.57	12.08	13.23	12.02

(1)	Total average assets for the most recent quarter.
(2)	Allowable portion of allowance for loan losses.

The components of capital under GAAP that are not considered capital for regulatory purposes include goodwill, unrealized gains (losses) on investments and directors deferred compensation to be settled in stock. However, the Trust Preferred Securities, which are classified as debt for GAAP reporting purposes, are included in Tier 1 capital for regulatory purposes.

Liquidity

The Company’s liquidity and rate sensitivity are monitored by the asset and liability committee, based upon policies approved by the Board of Directors. The measure of an institution’s liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. The Company’s affiliate banks generate significant amounts of low cost funds through their deposit gathering operations. For the year ended December 31, 2002, the Company’s ratio of average loans to average deposits was approximately 77.5%. At December 31, 2002, the Company maintained cash balances and short-term investments of approximately $192.1 million, compared with $308.0 million at December 31, 2001. However, during the same time period securities available for sale increased from $826 million to $1.5 billion. Higher deposit levels and increased borrowings funded these increases. Borrowings at December 31, 2002 were $298.7 million compared to $44.4 million on December 31, 2001. The increase was primarily attributable to the issuance of the TPS in May of 2002. The TPS were issued to provide liquidity for potential future acquisitions, and until the funds are required in a transaction, the proceeds are being used to provide additional net interest income. It is anticipated that the TPS proceeds will be used to fund the cash portion of the consideration to be paid in the acquisition of Granite State Bankshares Inc., in a transaction that is expected to close late in the first quarter of 2003. However, after the use of the TPS proceeds in this transaction cash balances, short-term investments, and securities available for sale would still exceed $1.5 billion. This compares to annual cash expenses of approximately $150 million and approximately $54 million in contractually obligated payments in the next twelve months.

In addition, the Company has available borrowing capacity under certain programs including Federal Home Loan Bank borrowings, Treasury Tax & Loan borrowings, repo lines with investment banks, and advised Fed Funds lines totaling more than $850 million. The Company also has an active registration statement in which an additional $225 million in debt securities, common stock, preferred stock, or warrants that may be offered from time to time.

Aggregate Contractual Obligations

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
FHLB borrowings	$121,287	$38,925	$60,000	$—	$22,362
Trust preferred securities	125,000	—	—	—	125,000
Data processing contract	21,504	8,565	12,939	—	—
Equity investments commitments to limited partnerships	9,314	2,073	6,081	1,160	—
Operating leases	21,371	4,115	10,396	1,879	4,981

Total	$298,476	$53,678	$89,416	$3,039	$152,343

Results of Operations

Comparison of Years Ended December 31, 2002 and 2001

Net Interest Income

Net interest income is the amount by which interest income on interest earning assets, including investments and loans, exceeds interest paid on interest bearing liabilities, including interest paid on deposits and interest paid on other borrowed funds. Fluctuations in interest rates, as well as changes in the amount and type of interest earning assets and interest bearing liabilities, combine to affect net interest income.

For 2002, net interest income was $192.6 million, up $22.3 million from the 2001 level. On a fully tax equivalent basis, net interest income increased $21.5 million from 2001, to $194.1 million in 2002. These increases resulted from higher levels of interest earning assets, which were up $637.8 million from 2001, to $4.282 billion for 2002. The increased level of earning assets offset a decrease in the net yield on earning assets from 4.74% in 2001 to 4.53% in 2002.

The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the years indicated:

	2002			2001			2000
	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)
	(in thousands)
Assets
Interest-earning assets:
Loans	$3,017,968	$195,431	6.48%	$2,915,271	$225,601	7.74%	$2,943,018	$248,946	8.46%
Investments:
Taxable	1,232,543	64,238	5.21	682,494	41,201	6.04	619,485	39,991	6.46
Tax-favored equity securities	22,065	694	3.15	30,303	1,393	4.60	8,379	519	6.19
Interest-bearing deposits in banks	225	7	3.06	225	8	3.56	241	10	4.15
Federal funds sold	9,323	162	1.74	16,005	632	3.95	15,732	1,062	6.75

Total interest-earning assets	4,282,124	260,532	6.08	3,644,298	268,835	7.38	3,586,855	290,528	8.10

Noninterest-earning assets	318,293			270,091			267,226
Allowance for loan losses	(48,538)			(43,372)			(40,715)

Total assets	$4,551,879			$3,871,017			$3,813,366

Interest-bearing liabilities:
Savings deposits	$387,080	$4,125	1.07%	$325,824	$6,585	2.02%	$326,157	$7,871	2.41%
NOW and money market accounts	1,985,722	25,970	1.31	1,695,038	44,932	2.65	1,527,419	55,433	3.63
Certificates of deposit under $100,000	676,350	22,684	3.35	630,779	31,443	4.98	621,826	31,383	5.05
Certificates of deposit $100,000 and over	223,511	6,034	2.69	210,134	10,086	4.80	226,263	12,699	5.61

Total interest-bearing deposits	3,272,663	58,813	1.80	2,861,775	93,046	3.25	2,701,665	107,386	3.97
Borrowings	194,118	7,591	3.91	52,752	3,146	5.96	214,777	13,644	6.35

Total interest-bearing liabilities	3,466,781	66,404	1.92	2,914,527	96,192	3.30	2,916,442	121,030	4.15

Noninterest-bearing liabilities:
Demand deposits	624,305			545,664			506,192
Other liabilities	66,053			57,297			49,651

Total liabilities	4,157,139			3,517,488			3,472,285
Stockholders’ equity	394,740			353,529			341,081

Total liabilities and stockholders’ equity	$4,551,879			$3,871,017			$3,813,366

Net interest income		$194,128			$172,643			$169,498

Interest rate spread (2)			4.16%			4.08%			3.95%
Net yield on earning assets (3) …			4.53%			4.74%			4.73%

(1)	On a fully taxable equivalent basis using a Federal income tax rate of 35%. Loan income includes fees.
(2)	Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(3)	Net yield on earning assets is net interest income divided by total interest-earning assets.

The significant declines noted in the yield on earning assets and the costs of interest-bearing liabilities relate to the numerous reductions in federal funds rates by the Federal Reserve during 2001 and 2002 and the resulting declines in market interest rates.

The following table attributes changes in the Company’s net interest income (on a fully taxable equivalent basis) to changes in either average balances or average rates. Changes due to both interest rate and volume have been allocated to change due to balance and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

	2002 Compared With 2001			2001 Compared With 2000
	Increase (Decrease) Due to Change in:		Total Increase (Decrease)	Increase (Decrease) Due to Change in:		Total Increase (Decrease)
	Average Rate	Average Balance		Average Rate	Average Balance
	(in thousands)
Interest income:
Loans	$(36,820)	$6,650	$(30,170)	$(21,256)	$(2,089)	$(23,345)
Investments:
Taxable	(5,631)	28,668	23,037	(2,601)	3,811	1,210
Tax-favored debt securities	(440)	(259)	(699)	(134)	1,008	874
Interest-bearing deposits in banks	(1)	—	(1)	(1)	(1)	(2)
Federal funds sold	(354)	(116)	(470)	(441)	11	(430)

Total interest income	(43,246)	34,943	(8,303)	(24,433)	2,740	(21,693)

Interest expense:
Savings deposits	3,113	(653)	2,460	1,280	6	1,286
NOW and money market deposits	22,753	(3,803)	18,950	14,956	(4,455)	10,502
Certificates of deposit under $100,000 and other time deposits	10,287	(1,528)	8,759	387	(447)	(60)
Certificates of deposit $100,000 and over	4,423	(360)	4,063	1,837	776	2,613

Total deposits	40,576	(6,344)	34,232	18,460	(4,120)	14,341
Borrowings	1,006	(5,450)	(4,444)	833	9,665	10,497

Total interest expense	41,582	(11,794)	29,788	19,293	5,545	24,838

Change in net interest income	$(1,664)	$23,149	$21,485	$(5,140)	$8,285	$3,145

Noninterest Income and Noninterest Expense

Noninterest income was $65.1 million in 2002, up $1.3 million from the $63.7 million reported in 2001. Service charges on deposits increased $1.7 million from $14.2 million in 2001, to $16.0 million in 2002. The increase was due to higher levels of deposits and the acquisition of ONB. Although gains on sales of loans were down $1.1 million from 2001, the 2001 amount included a gain of $4.6 million on the sale of the Company’s retail credit card portfolio in that year. Excluding the credit card sale, gains on sales of mortgage loans increased by $3.5 million over 2001 due to very strong mortgage refinancing activity throughout 2002. This strong refinancing activity and the associated high market prepayment speeds led to the recognition of an $8.5 million impairment reserve against the Company’s mortgage servicing rights in 2002. Excluding this impairment reserve, mortgage-servicing income was down approximately $1.5 million, due to higher levels of amortization on the MSR asset. Gains on sales of securities of $10.6 million resulted from the rebalancing of the Company’s available for sale securities portfolio caused by accelerated paydowns on mortgage-backed securities.

Noninterest expense totaled $151.5 million in 2002, compared to $135.8 million in 2001, an increase of $15.8 million. Salaries and benefits increased $13.2 million from $74.8 million in 2001. Approximately $6.8 million of the variance in salaries and employee benefits was due to the acquisitions of ONB and MBT. Also, incentive accruals for the year were $1.5 million higher in 2002 than 2001 and sales-based incentive payments were $1.9 million higher.

Pension costs increased approximately $600,000 from a credit of $452,000 in 2001 to an expense of $112,000 in 2002. In addition, management expects that 2003 pension expense will increase significantly to approximately $1.4 million due to significant declines in the fair value of the plans assets, from $38.1 million in 2001 to $34.3 million in 2002 reflected in the latest pension plan valuation results. The anticipated 2003 expense is based on an expected rate of return on plan assets of 7.25%. The Company invests approximately 45% of its plan assets in corporate bonds and similar fixed income securities on which management expects to yield 6.5% over the long term. The remaining 55% of the portfolio is invested in equity securities with an assumed long term rate of return of 8%. The weighted average of these two returns approximates the 7.25% expected rate of return.

Net occupancy expenses increased approximately $1.8 million, as a result of the inclusion of ONB in the 2002 amounts. Amortization of intangibles decreased $1.7 million from $2.9 million in 2001 due to the adoption of FAS 142. Other noninterest expense for 2002 increased $2.5 million from $40.2 million in 2001, primarily as a result of the acquisitions noted above.

Other noninterest expense for 2002 totaled $42.7 million, up from $40.2 million in 2001. The components of other noninterest expense for the years presented are as follows:

	2002	2001	2000	1999	1998
	(in thousands)
Data processing	$11,476	$11,430	$11,160	$10,618	$7,366
Legal and professional	854	1,320	1,522	2,216	4,234
Marketing	2,942	2,746	2,749	3,143	3,608
Software and supplies	4,924	4,884	4,722	4,755	4,641
Net OREO and collection expenses	(293)	86	48	(147)	472
Telephone	3,071	2,799	3,118	3,979	4,133
Postage	2,561	2,338	2,553	3,147	3,112
Other	17,131	14,599	15,171	17,155	18,463

	$42,666	$40,202	$41,043	$44,866	$46,029

Income Taxes

The Company and the Banks are taxed on income by the IRS at the Federal level and by various states in which they do business. Approximately one-half of the Company’s income is generated in the State of Vermont, which levies franchise taxes on banking institutions based upon average deposit levels in lieu of taxing income. Franchise taxes are included in income tax expense in the consolidated statements of operations.

Income Tax Provision

For the years ended December 31, 2002 and 2001, Federal and state income tax provisions amounted to $34.2 million and $31.7 million, respectively. The effective tax rates for the respective periods were 34.9% and 35.2%. During both periods, the Company’s statutory Federal corporate tax rate was 35%. The Company’s effective tax rates differed from the statutory rates primarily because of state income taxes paid, net of benefit on Federal taxes, and the proportion of interest income from state and municipal securities and loans and corporate dividends which are partially exempt from Federal taxation, and tax credits on investments in qualified low income housing projects. The Company invests in these partnerships primarily as a means of managing its effective tax rate and targets its investments in communities where they qualify for inclusion as CRA

(Community Reinvestment Act) eligible investments. The decrease in the Company’s effective tax rate from 2001 to 2002 primarily reflects a higher level of housing project tax credits. In 2001, the Company established Real Estate Investment Trust (REIT) subsidiaries of the banks, which hold mortgage loan assets in Massachusetts and receive interest income which is taxed at a preferential rate. The commonwealth of Massachusetts is currently challenging the legal standing of these REITs, in general, and therefore the Company expects not to provide any tax benefit related to the REITs’ lower effective tax rate in 2003.

Results of Operations

Comparison of Years Ended December 31, 2001 and 2000

Net Interest Income

For 2001, net interest income was $170.3 million, compared with $167.1 million for 2000. On a fully taxable equivalent basis, net interest income increased $3.1 million from 2000 to $172.6 million in 2001. Average interest-earning assets totaled $3.871 billion for 2001, essentially flat from the 2000 level. The taxable equivalent net yield on earning assets was 4.74% in 2001, an increase of 1 basis point from 2000. Although the net yield on earning assets was flat year over year both the yield on earning assets and the cost of interest bearing liabilities declined from 2000 to 2001 as a result of changes in market interest rates.

Noninterest Income and Noninterest Expense

Noninterest income was $63.7 million in 2001, up $10.6 million from the $53.1 million reported in 2000. The increase was due primarily to higher gains on sales of loans, which increased $8.4 million. The increase in gains on sales of loans was due to the sale of the Company’s retail credit card portfolio for a net gain of  $4.6 million, as well as a $4.1 million increase in mortgage banking gains for the year. Also affecting the increase from 2000 was higher investment management and trust income, of which $2.1 million was due to the purchase of MBT.

Noninterest expense totaled $135.8 million in 2001, an increase of $11.0 million, compared to  $124.8 million in 2000. The inclusion of MBT amounted to $4.9 million of the increase. Salaries increased  $5.9 million from $55.4 million in 2000, of which MBT amounted to $3.9 million of the increase. Employee benefits increased $4.3 million in 2001. This increase was primarily attributable to incentive accruals, which increased $2.2 million in 2001. In addition, a $1.3 million pension curtailment gain taken in the first quarter of 2000 upon the merger of the Vermont National and Chittenden Bank pension plans reduced expenses for that year. Net occupancy and amortization expenses increased $1.5 million and $862,000, respectively, as a result of the inclusion of MBT in the 2001 amounts. The Company also charged $1 million in 2000 to other noninterest expense for impairment of the residual value of leased vehicles. The Company carries insurance, which covers any shortfall between the projected residual value of the vehicle and the published wholesale value of the vehicle at lease end. The Company’s reserves cover any shortfall between the published wholesale value and the actual sale price, if lower, at lease end.

Income Taxes

For the years ended December 31, 2001 and 2000, Federal and state income tax provisions amounted to $31.7 million and $28.0 million, respectively. The provision for 2000 included a $1.5 million tax benefit recorded in the fourth quarter of that year reflecting the reconciliation of the 1999 income tax provision to the 1999 tax returns filed in 2000.

Excluding the effect of the benefit recorded in 2000, the effective tax rates for the respective periods were 35.2% for 2001 and 34.2% for 2000. During both periods, the Company’s statutory Federal corporate tax rate was 35%. The Company’s effective tax rates differed from the statutory rates primarily because of state income taxes paid, net of benefit on Federal taxes; non-deductible goodwill amortization; the proportion of interest income from state and municipal securities and loans and corporate dividends, which are partially exempt from Federal taxation and tax credits on investments in qualified low income housing projects. The increase in the Company’s effective tax rate from 2000 to 2001 reflects lower levels of tax credits from qualified housing projects.

ITEM 7A. QUALITATIVE	AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. Since the company has no trading operations, risks associated with foreign exchange rates, commodity prices, and equity prices are not significant. Interest rate risk, including mortgage prepayment risk, is the single most significant non-credit risk to which the Company is exposed.

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

The Company uses simulation analyses to measure the exposure of net interest income to changes in interest rates over a relatively short (i.e., within one year) time horizon. Simulation analysis incorporates what management believes to be the most appropriate assumptions about customer and competitor behavior in the specified interest rate scenario. These assumptions are the basis for projecting future interest income and expense from the Company’s assets and liabilities under various scenarios. Simulation analysis may have certain limitations caused by market conditions varying from those assumed in a model. Actual results can often differ due to the effects of prepayments and refinancings of loans and investments, as well as the repricing or runoff of deposits, which may be different from that which has been assumed.

The Company’s limits on interest-rate risk specify that if interest rates were to shift immediately, (shocked) up or down 200 basis points, estimated net interest income for the next twelve months should neither improve or be impacted by greater than 10%. An additional analysis is performed to review results if interest rates were to shift quarterly, (ramped) up or down 100 and 200 basis points over a twelve-month period. The results of these simulations are shown below:

Interest Rate Sensitivity Analysis

As of December 31, 2002	Shocked		Ramped
	Net Interest Income	Net Income	Net Interest Income	Net Income
	($ in thousands)
Forecast (next 12 months)	$204,217	$67,330	$204,217	$67,330
Forecast + 200 bps	203,866	67,125	204,357	67,385
% change from forecast	-0.17%	-0.30%	0.07%	0.08%
Forecast + 100 bps	—	—	$204,268	$67,344
% change from forecast	—	—	0.02%	0.02%
Forecast – 200 bps	$203,322	$66,729	$203,724	$67,041
% change from forecast	-0.44%	-0.89%	-0.24%	-0.43%
Forecast – 100 bps	—	—	$204,004	$67,207
% change from forecast	—	—	-0.10%	-0.18%
Policy Limit	+/-10.00%	+/-20.00%	N/A (1)	N/A (1)

(1)	Policy limit for ramped changes is not applicable because the shocked limit is more restrictive.

As noted above, one of the tools used to measure rate sensitivity is the funds gap. The funds gap is defined as the amount by which a bank’s rate sensitive assets exceed its rate sensitive liabilities. A positive gap exists when rate sensitive assets exceed rate sensitive liabilities. This indicates that a greater volume of assets than liabilities will reprice during a given period. This mismatch will improve earnings in a rising rate environment and inhibit earnings when rates decline. Conversely, when rate sensitive liabilities exceed rate sensitive assets, the gap is referred to as negative and indicates that a greater volume of liabilities than assets will reprice during the period. In this case, a rising rate environment will inhibit earnings and declining rates will improve earnings. Notwithstanding this general description of the effect on income of the gap position, it may not be an accurate predictor of changes in net interest income. The Company’s limits on interest-rate risk specify that the cumulative one-year gap should be less than 15% of total assets. As of December 31, 2002, the estimated exposure was –2.71% and the Company was liability-sensitive.

The following table shows the amounts of interest-earning assets and interest-bearing liabilities at December 31, 2002 that reprice during the periods indicated:

	Repricing Date
	One Day To Six Months	Over Six Months To One Year	Over One Year To Five Years	Over Five Years	Total
	(in thousands)
Interest-earning assets:
Loans	$1,698,116	$375,882	$883,736	$111,003	$3,068,737
Investment securities (1)	240,563	145,334	969,536	158,708	1,514,141
Interest-bearing cash equivalents	22,186	125	794	35	23,140

Total interest-earning assets	1,960,865	521,341	1,854,066	269,746	4,606,018

Interest-bearing liabilities:
Deposits	2,139,838	259,183	337,242	705,752	3,442,015
Borrowings	165,568	51,017	60,189	21,880	298,654

Total interest-bearing liabilities	2,305,406	310,200	397,431	727,632	3,740,669

Net interest rate sensitivity gap	$(344,541)	$211,141	$1,456,635	$(457,886)	$865,349

Cumulative gap at December 31, 2002	$(344,541)	$(133,400)	$1,323,235	$865,349
Cumulative gap at December 31, 2001	$(137,011)	$104,997	$1,077,606	$779,799

(1)	Amounts are based on amortized cost balances.

The following table shows scheduled maturities of selected loans at December 31, 2002:

	Less Than One Year	One Year To Five Years	Over Five Years	Total
	(in thousands)
Predetermined rates:
Commercial	$101,896	$92,370	$38,059	$232,325
Commercial real estate and construction	60,382	251,567	184,385	496,334

	$162,278	$343,937	$222,444	$728,659

Comparative totals for 2001	$88,710	$314,510	$195,878	$599,098

Floating or adjustable rates:
Commercial	156,359	161,357	96,003	413,719
Commercial real estate and construction	106,085	365,260	221,730	693,075

	$262,444	$526,617	$317,733	$1,106,794

Comparative totals for 2001	$250,827	$390,674	$302,773	$944,274

ITEM 8 FINANCIAL	STATEMENTS AND SUPPLEMENTARY DATA

CHITTENDEN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	(in thousands)
Assets
Cash and cash equivalents	$192,142	$308,023
Securities available for sale	1,497,111	826,495
FHLB stock	17,030	13,613
Loans held for sale	94,874	50,208
Loans	2,973,863	2,838,177
Less: Allowance for loan losses	(48,197)	(45,268)

Net loans	2,925,666	2,792,909
Accrued interest receivable	27,992	23,357
Other real estate owned	158	703
Other assets	35,269	33,934
Premises and equipment, net	57,074	55,104
Mortgage servicing rights	8,491	16,020
Identified intangibles	9,480	4,007
Goodwill	55,257	29,341

Total assets	$4,920,544	$4,153,714

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand deposits	$684,077	$620,828
Savings deposits	400,616	346,974
NOW and money market deposits	2,118,539	1,870,835
Certificates of deposit less than $100,000 and other time deposits	691,467	634,992
Certificates of deposit $100,000 and over	231,393	196,217

Total deposits	4,126,092	3,669,846
Borrowings	173,654	44,409
Company obligated, manditorily redeemable securities of subsidiary trust	125,000	—
Accrued expenses and other liabilities	77,006	68,805

Total liabilities	4,501,752	3,783,060
Stockholders’ Equity:
Preferred stock—$100 par value—authorized: 1,000,000 shares—issued and outstanding: none	—	—
Common stock—$1 par value—authorized: 60,000,000 shares—issued and outstanding: 35,748,653 in 2002 and 35,743,473 in 2001	35,749	35,743
Surplus	145,191	145,687
Retained earnings	294,943	256,677
Treasury stock, at cost—3,809,183 shares in 2002 and 3,673,027 shares in 2001	(85,382)	(79,733)
Accumulated other comprehensive income	24,289	8,621
Director’s deferred compensation to be settled in stock	4,052	3,746
Unearned portion of employee restricted stock	(50)	(87)

Total stockholders’ equity	418,792	370,654

Total liabilities and stockholders’ equity	$4,920,544	$4,153,714

The accompanying notes are an integral part of these consolidated financial statements.

CHITTENDEN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2002	2001	2000
	(in thousands, except per share amounts)
Interest Income:
Interest on loans	$194,121	$223,661	$246,683
Interest on investment securities:
Taxable	64,238	41,201	39,991
Tax-favored	491	995	356
Short-term investments	169	640	1,072

Total interest income	259,019	266,497	288,102

Interest Expense:
Deposits:
Savings	4,125	6,585	7,871
NOW and money market	25,970	44,932	55,433
Certificates of deposit under $100,000 and other time deposits	22,684	31,443	31,383
Certificates of deposit $100,000 and over	6,034	10,086	12,699

Total interest on deposits	58,813	93,046	107,386
Borrowings	7,591	3,146	13,644

Total interest expense	66,404	96,192	121,030

Net interest income	192,615	170,305	167,072
Provision for loan losses	8,331	8,041	8,700

Net interest income after provision for loan losses	184,284	162,264	158,372

Noninterest Income:
Investment management income	15,601	15,722	13,567
Service charges on deposit accounts	16,026	14,294	13,875
Gains on sales of loans, net	10,068	11,207	2,818
Credit card income, net	3,656	3,964	5,349
Insurance commissions, net	3,733	3,391	2,894
Mortgage servicing	(6,442)	3,564	4,079
Gains (losses) on sales of securities	10,562	(72)	(393)
Other	11,856	11,663	10,920

Total noninterest income	65,060	63,733	53,109

Noninterest Expense:
Salaries	72,595	61,425	55,447
Employee benefits	15,478	13,426	9,124
Net occupancy expense	19,526	17,744	16,213
Amortization of intangibles	1,279	2,963	2,101
Other	42,666	40,202	41,876

Total noninterest expense	151,544	135,760	124,761

Income before income taxes	97,800	90,237	86,720
Income tax expense	34,155	31,736	28,033

Net income	$63,645	$58,501	$58,687

Basic earnings per share	$1.98	$1.82	$1.74
Diluted earnings per share	1.96	1.80	1.72
Dividends per share	0.79	0.76	0.75

Weighted average common shares outstanding	32,106	32,164	33,761
Weighted average common and common equivalent shares outstanding	32,495	32,547	34,100

The accompanying notes are an integral part of these consolidated financial statements.

CHITTENDEN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years ended December 31, 2002, 2001 and 2000

(In thousands)

	Comp- rehensive Income	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comp- rehensive Income	Director’s Deferred Comp. Stock	Unearned Portion of Employee Restricted Stock	Total Stock- holders’ Equity
Balance at December 31, 1999		$35,475	$142,407	$189,344	$(24)	$(7,018)	$2,449	$(173)	$362,460
Comprehensive income:
Net income	$58,687	—	—	58,687	—	—	—	—	58,687
Total other comprehensive income (Note 9)	7,182	—	—	—	—	7,182	—	—	7,182

Total comprehensive income	$65,869

Cash dividends ($0.75 per share)		—	—	(25,484)	—	—	—	—	(25,484)
Shares issued/forfeited under various stock plans, net		261	3,920	(407)	865	—	—	—	4,639
Amortization of deferred compensation for restricted stock earned		—	—	—	—	—	—	95	95
Directors deferred compensation		—	—	—	—	—	965	—	965
Purchase of treasury stock		—	—	—	(66,478)	—	—	—	(66,478)

Balance at December 31, 2000		35,736	146,327	222,140	(65,637)	164	3,414	(78)	342,066
Comprehensive Income:
Net income	$58,501	—	—	58,501	—	—	—	—	58,501
Total other comprehensive income (Note 9)	8,457	—	—	—	—	8,457	—	—	8,457

Total comprehensive income	$66,958

Cash dividends ($0.76 per share)		—	—	(24,661)	—	—	—	—	(24,661)
Shares issued/forfeited under various stock plans, net		7	(640)	697	2,377	—	(143)	(66)	2,232
Amortization of deferred compensation for restricted stock earned		—	—	—	—	—	—	57	57
Directors deferred compensation		—	—	—	—	—	475	—	475
Purchase of treasury stock		—	—	—	(16,473)	—	—	—	(16,473)

Balance at December 31, 2001		35,743	145,687	256,677	(79,733)	8,621	3,746	(87)	370,654
Comprehensive income:
Net income	$63,645	—	—	63,645	—	—	—	—	63,645
Total other comprehensive income (Note 9)	15,669	—	—	—	—	15,669	—	—	15,669

Total comprehensive income	$79,314

Cash dividends ($0.79 per share)		—	—	(25,379)	—	—	—		(25,379)
Shares issued/forfeited under various stock plans, net		6	(496)	—	4,255	—	(183)	—	3,582
Amortization of deferred compensation for restricted stock earned		—	—	—	—	—	—	37	37
Directors deferred compensation		—	—	—	—	—	489	—	489
Purchase of treasury stock		—	—	—	(9,904)	—	—	—	(9,904)

Balance at December 31, 2002		$35,749	$145,191	$294,943	$(85,382)	$24,290	$4,052	$(50)	$418,793

The accompanying notes are an integral part of these consolidated financial statements.

CHITTENDEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
Cash Flows From Operating Activities:
Net income	$63,645	$58,501	$58,687
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,331	8,041	8,700
Depreciation	7,428	6,130	5,296
Amortization of intangible assets	1,279	2,963	2,101
Amortization of premiums, fees, and discounts, net	4,564	2,514	1,461
Provision for impairment of MSR asset	8,464	—	—
Loss (gain) on branch sales	—	—	833
Investment securities (gains) losses	(10,562)	72	393
Deferred (prepaid) income taxes	(9,990)	7,808	15,168
Loans originated for sale	(764,259)	(485,516)	(182,600)
Proceeds from sales of loans	729,661	491,465	182,423
Gains on sales of loans, net	(10,068)	(11,207)	(2,818)
Changes in assets and liabilities:
Accrued interest receivable	(3,173)	3,153	(416)
Other assets	11,211	(6,555)	3,826
Accrued expenses and other liabilities	4,559	15,550	(22,346)

Net cash provided by operating activities	41,090	92,919	70,708

Cash Flows From Investing Activities:
Cash acquired, net of cash paid in acquisitions	(41,481)	8,001	—
Net cash used in branch divestitures	—	—	(22,195)
Proceeds from sale (purchase) of Federal Home Loan Bank stock	(2,211)	(616)	6,065
Proceeds from sales of securities available for sale	650,966	203,485	156,305
Proceeds from maturing securities and principal payments on securities available for sale	405,384	387,374	269,339
Purchases of securities available for sale	(1,647,249)	(814,214)	(352,669)
Loans originated, net of principal repayments	51,848	179,533	(6,468)
Purchases of premises and equipment	(5,464)	(3,478)	(16,702)

Net cash provided by (used in) investing activities	(588,207)	(39,915)	33,675

Cash Flows From Financing Activities:
Net increase in deposits	220,395	165,014	113,888
Net increase (decrease) in borrowings	122,570	(49,348)	(103,166)
Proceeds from issuance of trust preferred securities	120,321	—	—
Proceeds from issuance of treasury and common stock	3,233	1,866	3,714
Dividends on common stock	(25,379)	(24,661)	(25,484)
Repurchase of common stock	(9,904)	(16,473)	(66,478)

Net cash provided by (used in) financing activities	431,236	76,398	(77,526)

Net increase (decrease) in cash and cash equivalents	(115,881)	129,402	26,857
Cash and cash equivalents at beginning of year	308,023	178,621	151,764

Cash and cash equivalents at end of year	$192,142	$308,023	$178,621

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$66,905	$97,923	$120,267
Income taxes	27,712	27,213	24,816
Non-cash investing and financing activities:
Portfolio loans transferred to loans held for sale	—	—	39,029
Loans transferred to other real estate owned	1,104	2,014	2,026
Issuance of treasury and restricted stock	183	612	70
Assets acquired and liabilities assumed through acquisitions:
Fair value of assets acquired	269,648	239,253	—
Fair value of liabilities assumed	242,314	212,389	—
Cash paid	53,250	47,452	—
Excess of cost over fair value of net assets acquired	25,916	20,590	—

The accompanying notes are an integral part of these consolidated financial statements.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Chittenden Corporation (the “Company”) and its subsidiaries: Chittenden Trust Company (CTC), and its subsidiaries Chittenden Insurance Group (CIG) and Chittenden Securities, Inc. (CSI); The Bank of Western Massachusetts (BWM); Flagship Bank and Trust Company (FBT); Maine Bank & Trust (MBT); Ocean National Bank (ONB); and Chittenden Connecticut Corporation (CCC). (CTC, BWM, FBT, MBT and ONB are collectively referred to as the “Banks.”) All material intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year balances to conform to the current year presentation.

Nature of Operations

CTC operates fifty-three branches throughout the state of Vermont and one branch in New Hampshire. BWM operates twelve branches in the western Massachusetts area, FBT operates seven branches in the greater Worcester, Massachusetts area, MBT operates thirteen branches in the greater Portland, Maine area and ONB operates eleven branches in southeastern New Hampshire and ten branches in southern Maine. The Banks’ primary business is providing loans, deposits, and other banking services to commercial, individual, and public sector customers. CCC is a mortgage banking operation with offices in Brattleboro, Vermont. CIG is an independent insurance agency with offices in Rutland and Burlington, Vermont, as well as Springfield, Massachusetts and Manchester, New Hampshire. CSI is a registered broker/dealer providing brokerage services to its customers through existing branch locations located in Vermont, Massachusetts, New Hampshire, and Maine.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses, the method of identifying and measuring goodwill, estimation of income tax expense and deferred tax assets, mortgage-servicing assets, and the recognition of interest income on loans.

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

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchased and held principally for the purpose of selling in the near term; securities available for sale are investments not classified as trading or held for investment.

Securities transferred between categories are accounted for at market value. Unrealized holding gains and losses on trading securities are included in earnings; unrealized holding gains and losses on securities available for sale or on securities transferred into the available for sale category from the held for investment category are reported as a separate component of stockholders’ equity, net of applicable income taxes. Unrealized losses, which are considered other than temporary in nature, are recognized in earnings.

Loans

Loans are stated at the amount of unpaid principal, net of unearned discounts and unearned loan origination fees. Such fees and discounts are accreted using methods that approximate the effective-interest method.

Interest on loans is included in income as earned based upon interest rates applied to unpaid principal. Interest is not accrued on loans 90 days or more past due unless they are adequately secured and in the process of collection or on other loans when management believes collection is doubtful. All loans considered impaired (except troubled debt restructurings), as defined below, are nonaccruing. Interest on nonaccruing loans is recognized as payments are received when the ultimate collectibility of interest is no longer considered doubtful. When a loan is placed on nonaccrual status, all interest previously accrued is reversed against current-period interest income.

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate. In the case of collateral dependent loans, impairment may be measured based on the fair value of the collateral. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

Allowance for Loan Losses

The allowance for loan losses is based on management’s estimate of the amount required to reflect the probable inherent losses in the loan portfolio, based on circumstances and conditions known or anticipated at each reporting date. There are inherent uncertainties with respect to the collectibility of the Banks’ loans. Because of these inherent uncertainties, it is reasonably possible that actual losses experienced in the near term may differ from the amounts reflected in these consolidated financial statements.

Adequacy of the allowance is determined using a consistent, systematic methodology which analyzes the size and risk of the loan portfolio. In addition to evaluating the collectibility of specific loans when determining the adequacy of the allowance for loan losses, management also takes into consideration other factors such as changes in the mix and volume of the loan portfolio, historic loss experience, the amount of delinquencies and loans adversely classified, and economic trends. The adequacy of the allowance for loan losses is assessed by an allocation process whereby specific loss allocations are made against certain adversely classified loans, and general loss allocations are made against segments of the loan portfolio which have similar attributes. The Company’s historical loss experience, industry trends, and the impact of the local and regional economy on the Company’s borrowers, were considered by management in determining the adequacy of the allowance for loan losses.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Provisions charged against current earnings increase the allowance for loan losses. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is doubtful. Recoveries on loans previously charged off are credited to the allowance. Management believes that the allowance for loan losses was adequate at December 31, 2002. While management uses available information to assess probable losses on loans, future additions to the allowance may be necessary. In addition, various regulatory agencies periodically review the Company’s allowance for loan losses as an integral part of their examination process. Such agencies may require the Company to recognize additions to the allowance based on judgements different from those of management.

Credit quality of the commercial portfolios is quantified by a corporate credit rating system designed to parallel regulatory criteria and categories of loan risk. Individual loan officers monitor their loans to ensure appropriate rating assignments are made on a timely basis. Risk ratings and quality of both commercial and consumer credit portfolios are also assessed on a regular basis by an independent Credit Review Department, which reports to the Chief Banking Officer. Credit Review personnel conduct ongoing portfolio trend analyses and individual credit reviews to evaluate loan risk and compliance with corporate lending policies. Results and recommendations from this process provide senior management and the Board of Directors with independent information on loan portfolio condition. The Board of Directors monitors asset quality throughout the year. Consumer and residential real estate loan quality is evaluated on the basis of delinquency data and other credit data available due to the large number of such loans and the relatively small size of individual credits. Historical trend analyses are reviewed on a monthly basis by senior management and the Company’s Board of Directors.

Key elements of the above estimates, including assumptions used in developing independent appraisals, are dependent on the economic conditions prevailing at the time such estimates are made. Accordingly, uncertainty exists as to the final outcome of certain valuation judgments as a result of changes in economic conditions in the Banks’ lending areas.

Loan Origination and Commitment Fees

Loan origination and commitment fees, and certain loan origination costs, are deferred and amortized over the contractual term of the related loans as yield adjustments using primarily the level-yield method. When loans are sold or paid off, the unamortized net fees and costs are recognized in income. Net deferred loan fees amounted to $5,517,000 and $6,835,000 at December 31, 2002 and 2001, respectively.

Mortgage Servicing Rights

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and original loan term (primarily 15 and 30 year). Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions.

Loans Held for Sale

Loans held for sale are carried at the lower of aggregate cost or market value. Gains and losses on sales of mortgage loans are recognized at the time of the sale and are adjusted by an amount representing a mortgage servicing right when the interest rate charged to the borrower and the interest rate paid to the purchaser differ.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other Real Estate Owned

Collateral acquired through foreclosure (“Other Real Estate Owned” or “OREO”) is recorded at the lower of the carrying amount of the loan or the fair value of the property, less estimated costs to sell, at the time of acquisition. Net operating income or expense related to OREO is included in noninterest expense in the accompanying consolidated statements of operations.

Intangible Assets

Intangible assets include the excess of the purchase price over the fair value of net assets acquired (goodwill) in the acquisitions of Eastern Bancorp, BWM, MBT, ONB and CIG, as well as core deposit intangibles related to BWM and ONB and a customer list intangible related to the acquisition of certain trust business by VNB. The core deposit intangibles are being amortized over 10 years. The Company periodically evaluates intangible assets for impairment on the basis of whether these assets are fully recoverable from projected, undiscounted net cash flows of the related acquired entity.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled.

Earnings Per Share

The calculation of basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is based on the weighted average number of shares of common stock outstanding adjusted for the incremental shares attributed to outstanding common stock equivalents, using the treasury stock method. Common stock equivalents include options granted under the Company’s stock plans and shares to be issued under the Company’s Directors’ Deferred Compensation Plan.

Investment Management

Trust administered assets of approximately $5.9 billion and $5.7 billion at December 31, 2002 and 2001, respectively, held by the Banks in a fiduciary or agency capacity for customers, are not included in the accompanying consolidated balance sheets as they are not assets of the Company. Trust income is recorded on the cash basis (which approximates the accrual basis) in accordance with industry practice.

Credit Card Income

Credit card income includes interchange income from credit cards issued by the Company, and merchant discount income. Merchant discount income consists of the fees charged on credit card receipts submitted by the Company’s commercial customers. Credit card income is presented net of credit card expense, which includes fees paid by the Company to credit card issuers and third-party processors. Such amounts are recognized on the accrual basis, and are presented in the noninterest income section of the statement of income.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Insurance Commissions

Insurance commissions income is recognized when billed to the customer, net of commissions paid to the producing agent. In addition, certain contingent commissions may be received by the Company, from underwriting companies, based on its ability to meet sales goals and loss experience targets. These contingent commissions are recognized as income when received.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method had been applied. The pro forma disclosures include effects of all awards granted on or after January 1, 1995. (See Note 10.)

Business Combinations

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

Accounting for Derivatives

The Company accounts and reports for derivative instruments in accordance with Statement of Financial Accounting 133, Accounting for Derivative Instruments and Hedging Activities, adopted in January 2001. This statement requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The company’s most significant financial transaction that falls under the scope of SFAS 133 is the interest rate swaps associated with the Trust Preferred Securities.

Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies, as a fair value hedge, along with changes in fair value of the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded currently in noninterest income. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value, cash flow or foreign currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. We formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in fair values or cash flows of hedged items and whether they are expected to continue to be highly effective in future periods. When it is determined that a derivative has ceased to be a highly effective hedge, hedge accounting is discontinued prospectively.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Adopted Accounting Policies

In October 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 147, Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No 72 and 144 and FASB Interpretation No. 9. This Statement clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the acquisition of a less-than-whole financial institution (often referred to as a branch acquisition) should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill. In the event that the Company were to acquire branch operations from another institution in the future, the excess purchase price, if any, over book value, would result in an amortizing intangible asset rather than goodwill.

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

Note 2    Acquisitions

Ocean National Bank

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

The purchase price has been allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. The excess of purchase price over the fair value of net tangible and intangible assets acquired has been recorded as goodwill. The fair value of these assets and liabilities is summarized as follows (in thousands):

Cash and cash equivalents	$11,769
FHLB Stock	1,256
Securities available for sale	41,498
Net loans	207,443
Prepaid expenses and other assets	(3,003)
Premises and equipment	3,934
Core deposit intangibles	6,751
Goodwill	25,916
Deposits	(235,851)
Accrued expenses and other liabilities	(6,463)

Total acquisition cost	$53,250

Maine Bank & Trust

On April 30, 2001, the Company acquired Maine Bank Corp., headquartered in Portland, Maine and its subsidiary, Maine Bank & Trust for $49.25 million in cash. In accordance with the purchase agreement, certain transaction related costs borne by the seller were deducted from the purchase price, so that the net amount paid

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was $47.5 million. Included in the total acquisition cost is approximately $636,000 of capitalized costs incurred in connection with the acquisition. The acquisition has been accounted for as a purchase and, accordingly, the operations of Maine Bank & Trust (MBT) are included in these financial statements from the date of acquisition.

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

Following is supplemental information, reflecting selected pro forma results as if each of these acquisitions had been consummated as of January 1, 2000 (in thousands, except EPS):

	For the years ended ended December 31,
	2002	2001	2000
Total revenue	$260,314	$253,687	$249,716
Income before income taxes	98,725	95,900	94,510
Net income	64,213	61,812	63,042
Diluted earnings per share (EPS)	1.98	1.90	1.85

Total revenue includes net interest income and noninterest income.

Note 3    Intangible Assets and Goodwill

Identified Intangible Assets

	As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Amortized intangible assets:
Core deposit intangibles	$11,961	$4,789	$7,172
Acquired trust relationships	4,000	1,692	2,308

Total	$15,961	$6,481	$9,480

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands)
Aggregate Amortization Expense:
For year ended December 31, 2002	$1,279

Estimated Amortization Expense:
For year ended December 31, 2003	$1,391
For year ended December 31, 2004	1,391
For year ended December 31, 2005	1,063
For year ended December 31, 2006	954
For year ended December 31, 2007	954

The Company’s identified intangible assets include core deposit intangibles which result from the acquisitions of ONB and BWM and a customer list related intangible related to the acquisition of certain trust business by VNB. The core deposit intangibles are being amortized on a straight-line basis over 10 years, and the customer list intangible is being amortized on a straight-line basis over 15 years.

Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows (in thousands):

	Commercial Banking Segment	Other Segment	Total
Balance as of December 31, 2001	$25,940	$3,401	$29,341
Goodwill acquired during year	25,916	—	25,916
Impairment losses	—	—	—

Balance as of December 31, 2002	$51,856	$3,401	$55,257

Goodwill and Other Intangible Assets—Adoption of Statement 142

The following table presents the Company’s net income from prior periods adjusted to exclude amortization expense (including any tax effects) recognized in those periods relating to goodwill that is no longer being amortized in accordance with SFAS 142.

	As of December 31, 2002
	2002	2001	2000
	(in thousands except pershare information)
Net Income: As reported	$63,645	$58,501	$58,687
Add back: goodwill amortization	—	2,134	1,219

Net Income: As adjusted	$63,645	$60,635	$59,906

Basic earnings per share:
Net Income: As reported	$1.98	$1.82	$1.74
Add back: goodwill amortization	—	0.07	0.03

Net Income: As Adjusted	$1.98	$1.89	$1.77

Diluted earnings per share:
Net Income: As reported	$1.96	$1.80	$1.72
Add back: goodwill amortization	—	0.06	0.04

Net Income: As adjusted	$1.96	$1.86	$1.76

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4    Securities

Investment securities at December 31, 2002 and 2001 are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
2002
Securities Available For Sale:
U.S. Treasury securities	$51,989	$106	$—	$52,095
U.S. government agency obligations	475,268	11,639	—	486,907
Obligations of states and political subdivisions	1,571	77	—	1,648
Mortgage-backed securities	453,855	12,046	—	465,901
Corporate bonds and notes	469,301	20,661	(276)	489,686
Other debt securities	874	—	—	874

Total securities available for sale	$1,452,858	$44,529	$(276)	$1,497,111

2001
Securities Available For Sale:
U.S. Treasury securities	$3,296	$80	$—	$3,376
U.S. government agency obligations	228,189	4,651	(247)	232,593
Obligations of states and political subdivisions	4,663	65	—	4,728
Mortgage-backed securities	371,631	4,489	(1,457)	374,663
Corporate bonds and notes	172,636	5,958	(82)	178,512
Other debt securities	923	—	—	923
Marketable equity securities	31,700	—	—	31,700

Total securities available for sale	$813,038	$15,243	($1,786)	$826,495

The following table presents information related to sales of debt securities in each of the last three year periods ended December 31,:

	2002	2001	2000
	(in thousands)
Proceeds	$650,966	$203,485	$156,305
Realized loss	—	1,234	469
Realized gains	10,562	1,162	76

The market value of securities pledged to secure U.S. Treasury borrowings, public deposits, securities sold under agreements to repurchase, and for other purposes required by law, amounted to $273,652,000 and $205,530,000 at December 31, 2002 and 2001, respectively.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the maturity distribution of the amortized cost of the Company’s investment securities at December 31, 2002, with comparative totals for 2001. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations:

	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
	(in thousands)
Investment securities:
U.S. Treasury securities	$50,192	$1,797	$—	$—	$51,989
U.S. government agency obligations	10,003	327,378	137,887	—	475,268
Obligations of states and political subdivisions	273	1,176	60	62	1,571
Mortgage-backed securities (1)	99,744	232,435	107,703	13,973	453,855
Corporate bonds and notes	2,125	463,920	3,256	—	469,301
Other debt securities	10	854	10	—	874

Total investment securities	$162,347	$1,027,560	$248,916	$14,035	$1,452,858

Comparative totals for 2001	$172,460	$425,036	$194,964	$20,578	$813,038

(1)	Maturities of mortgage-backed securities are based on contractual payments and estimated mortgage loan prepayments.

The following table shows the maturity distribution of the fair value of the Company’s investment securities at December 31, 2002, with comparative totals for 2001. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations:

	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
	(in thousands)
Investment Securities:
U.S. Treasury securities	$50,194	$1,901	$—	$—	$52,095
U.S. government agency obligations	10,183	335,402	141,322	—	486,907
Obligations of states and political subdivisions	277	1,249	60	62	1,648
Mortgage-backed securities (1)	102,391	238,604	110,561	14,345	465,901
Corporate bonds and notes	2,150	484,237	3,299	—	489,686
Other debt securities	10	854	10	—	874

Total investment securities	$165,205	$1,062,247	$255,252	$14,407	$1,497,111

Comparative totals for 2001	$173,916	$433,243	$198,590	$20,746	$826,495

(1)	Maturities of mortgage-backed securities are based on contractual repayments and estimated mortgage loan prepayments.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5    Loans

Major classifications of loans at December 31, 2002 and 2001 are as follows:

	2002	2001
	(in thousands)
Commercial	$646,044	$645,231
Real estate:
Residential	657,824	672,666
Commercial	1,103,897	903,819
Construction	85,512	79,801

Total real estate	1,847,233	1,656,286
Home equity	203,882	182,895
Consumer	222,547	255,343
Lease financing	54,157	98,422

Total gross loans	2,973,863	2,838,177
Allowance for loan losses	(48,197)	(45,268)

Net loans	$2,925,666	$2,792,909

Loans held for sale	$94,874	$50,208

Lease financing receivable includes the estimated residual value of leased vehicles of approximately $40,131,000 and $66,786,000 at December 31, 2002 and 2001, respectively, and is net of unearned interest income of approximately $5,646,000 and $13,220,000 at those dates.

The Company’s lending activities are conducted primarily in Vermont, New Hampshire, Massachusetts and Maine, with additional activity relating to nearby trading areas in New York and Connecticut. The Banks make single-family and multi-family residential loans, commercial real estate loans, commercial loans, and a variety of consumer loans. In addition, the Banks make loans for the construction of residential homes, multi-family and commercial properties, and for land development. The ability and willingness of the Banks’ borrowers to honor their repayment commitments are impacted by many factors, including the level of overall economic activity within the borrowers’ geographic areas.

Changes in the allowance for loan losses are summarized as follows:

	2002	2001	2000
	(in thousands)
Balance at beginning of year	$45,268	$40,255	$41,079
Allowance acquired through acquisitions	2,972	4,083	—
Provision for loan losses	8,331	8,041	8,700
Loan recoveries	3,193	3,348	3,915
Loans charged off	(11,567)	(10,459)	(13,439)

Balance at end of year	$48,197	$45,268	$40,255

The principal amount of loans on nonaccrual status was $14,576,000 and $12,374,000 at December 31, 2002 and 2001, respectively. Loans whose terms have been substantially modified in troubled debt restructurings were $225,000 at December 31, 2002 and zero at December 31, 2001. At December 31, 2002, the Banks were not committed to lend any additional funds to borrowers with loans whose terms have been restructured.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amount of interest which was not earned but which would have been earned had nonaccrual loans performed in accordance with their original terms and conditions was as follows:

	2002	2001	2000
	(in thousands)
Interest income in accordance with original loan terms	$1,872	$1,375	$3,964
Interest income recognized	730	535	3,090

Reduction in interest income	$1,142	$840	$874

Information regarding loans that were considered to be impaired under SFAS 114 is as follows:

	December 31,
	2002	2001	2000
	(in thousands)
Investment in impaired loans	$9,060	$7,177	$6,794
Impaired loans with no specific reserve	5,517	1,562	4,107
Impaired loans with a specific reserve	3,543	5,615	2,687
Specific reserve for impaired loans	2,290	1,900	1,440
Average investment in impaired loans during the year	8,365	7,415	6,627
Cash-basis interest income recognized during the year	27	90	183
Accrual-basis interest income recognized during the year	56	86	153

Residential mortgage loans serviced for others, which are not reflected in the consolidated balance sheets, totaled approximately $1.837 billion and $1.961 billion at December 31, 2002 and 2001, respectively. No recourse provisions exist in connection with such servicing.

The following table is a summary of activity for mortgage servicing rights purchased and originated for three years ended December 31, 2002:

	Purchased	Originated	Total
	(in thousands)
Balance at December 31, 1999	$4,191	$10,052	$14,243
Additions	—	1,654	1,654
Amortization	(565)	(1,163)	(1,728)

Balance at December 31, 2000	3,626	10,543	14,169
Additions	—	4,080	4,080
Amortization	(575)	(1,654)	(2,229)

Balance at December 31, 2001	3,051	12,969	16,020
Additions	—	4,440	4,440
Amortization	(728)	(2,777)	(3,505)
Provision for impairment	(1,341)	(7,123)	(8,464)

Balance at December 31, 2002	$982	$7,509	$8,491

SFAS 140 requires enterprises to measure the impairment of servicing rights based on the difference between the carrying amount of the servicing rights and their current fair value. Fair value is measured as the discounted cash flow of future servicing income expected to be received based upon market conditions at the time the estimate is made. Significant assumptions made by management at December 31, 2002 include discount rate (9%), weighted average prepayment speed (572 PSA/34.3 CPR), weighted average servicing fee (26.58 basis points) and net cost to service loans ($ 8.22/ loan).

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company stratifies its servicing portfolio based upon interest rate (in increments of 50 basis points) and original loan term (primarily 15 and 30 year). The estimated market value of capitalized servicing rights may vary significantly in subsequent periods due changing market interest rates, their effect on prepayment speeds, and other changes in the assumptions above which may be necessary in the future.

At December 31, 2002 the $8.5 million balance of the impairment valuation allowance was necessary to recognize the excess of the mortgage-servicing rights’ book value over their current fair value. A precipitous drop in market mortgage interest rates and the resultant acceleration of prepayment speeds in 2002 necessitated this valuation allowance, particularly late in the year. No such valuation allowance was required at December 31, 2001 and 2000.

Note 6    Premises and Equipment

Premises and equipment at December 31, 2002 and 2001 are summarized as follows:

	2002	2001	Estimated Original Useful Lives
	(in thousands)
Land	$8,664	$7,893	—
Buildings and improvements	32,104	29,779	25-50 years
Leasehold improvements	21,384	22,293	2-50 years
Furniture and equipment	37,898	42,989	3-15 years
Construction in progress	1,506	8	—

Premises and equipment, gross	101,556	102,962
Accumulated depreciation and amortization	(44,482)	(47,858)

Premises and equipment, net	$57,074	$55,104

Total depreciation expense amounted to approximately $7,428,000, $6,130,000 and $5,296,000 in 2002, 2001 and 2000.

The Company is obligated under various noncancelable operating leases for premises and equipment expiring in various years through the year 2021. Total lease expense, net of income from subleases, amounted to approximately $4,056,000, $3,646,000 and $4,211,000 in 2002, 2001, and 2000, respectively.

Future minimum rental commitments for noncancelable operating leases on premises and equipment with initial or remaining terms of one year or more at December 31, 2002 are as follows:

Year	Lease Obligations
(in thousands)
2003	$4,115
2004	3,884
2005	3,613
2006	2,899
2007	1,879
Thereafter	4,981

Total minimum lease payments	$21,371

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7    Borrowings

Borrowings at December 31, 2002 and 2001 consisted of the following:

	2002	2001
	(in thousands)
Federal funds purchased, rate 1,16%	$7,254	$—
Securities sold under agreements to repurchase:
Due through June 10, 2003, weighted average rate of 2.48%	20,243	—
Due through December 12, 2003, weighted average rate of 3.05%	23,995	—
Due through April 1, 2002, weighted average rate of 9.20%	—	10,000
U.S. Treasury borrowings, 0.99% in 2002 and 1.41% in 2001, due on demand	875	92
Note Payable, 4.67% in 2002 and 6.30% in 2001, due January 1, 2015	251	240
FHLB Advances:
Maturing February 27, 2003 @ 5.77%	11,925	11,925
Maturing December 8, 2003 @ 3.06%	27,000	—
Maturing June 07, 2004 @ 3.45%	40,000	—
Maturing June 06, 2005 @ 4.14%	20,000	—
Maturing December 27, 2010 @ 4.80%, callable	20,000	20,000
Maturing April 19, 2011 @ 3.50%	1,551	1,592
Maturing August 1, 2011 @ 5.00%	560	560

Total Borrowings	$173,654	$44,409

Short-term borrowings, securities sold under agreements to repurchase and U.S. treasury borrowings are collateralized by U.S. Treasury and agency securities, mortgage-backed securities and corporate notes. These assets had a carrying value and a market value of $47,460,000 and $48,573,000 respectively, at December 31, 2002, and $12,396,000 and $12,910,000, respectively, at December 31, 2001. The borrowings from Federal Home Loan Bank of Boston are secured by mortgage loans held in the Company’s loan portfolio. Federal funds purchased and note payables are unsecured.

The following information relates to securities sold under agreements to repurchase:

	2002	2001	2000
	(in thousands)
Average balance outstanding during the year	$29,947	$10,000	$45,452
Average interest rate during the year	3.95%	9.20%	6.23%
Maximum amount outstanding at any month-end	$54,238	$10,000	$136,699

The following information relates to U.S. Treasury borrowings:

	2002	2001	2000
	(in thousands)
Average balance outstanding during the year	$555	$4,672	$17,426
Average interest rate during the year.	1.40%	4.81%	5.98%
Maximum amount outstanding at any month-end	$915	$20,664	$34,930

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following information relates to FHLB borrowings:

	2002	2001	2000
	(in thousands)
Average balance outstanding during the year	$83,870	$37,468	$146,818
Average interest rate during the year	4.21%	5.26%	6.39%
Maximum amount outstanding at any month-end	$121,057	$40,063	$220,095

On May 21, 2002, a wholly-owned subsidiary of the Chittenden Corporation (Chittenden), Chittenden Capital Trust I, issued $125 million of 8% trust preferred securities (“Securities”) to the public and invested the proceeds from this offering in an equivalent amount of junior subordinated debentures issued by Chittenden. These debentures are the sole asset of the trust subsidiary. The proceeds from the offering, which was net of  $4.5 million of issuance costs, will be used for general corporate purposes. The Securities pay interest quarterly, are mandatorily redeemable on July 1, 2032 and may be redeemed by the Trust at par any time on or after July 1, 2007. Chittenden has fully and unconditionally guaranteed the Securities issued by the Chittenden Capital Trust I.

Concurrent with the issuance of these securities, Chittenden entered into interest rate swap agreements with two counterparties, in which Chittenden will receive 8% fixed on the notional amount of $125 million, while paying the counterparties a variable rate based on the three month LIBOR (London Interbank Offered Rate), plus approximately 122 basis points.

The following information relates to Trust Preferred Securities borrowings:

	2002	2001	2000
	(in thousands)
Average balance outstanding during the year	$77,055	—	—
Average effective interest rate during the year (net of interest rate swaps)	3.11%	—	—
Maximum amount outstanding at any month-end	$125,000	—	—

Note 8    Income Taxes

Income tax expense consists of the following:

	2002	2001	2000
	(in thousands)
Current payable
Federal	$40,369	$20,600	$9,638
State	3,776	3,328	3,227

	44,145	23,928	12,865
Deferred (prepaid)
Federal	(9,811)	7,851	14,675
State	(179)	(43)	493

	(9,990)	7,808	15,168

Income tax expense	$34,155	$31,736	$28,033

Current income taxes receivable, included in other assets, were $238,786 and $6,961,000, at December 31, 2002 and 2001, respectively.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The State of Vermont assesses a franchise tax for banks in lieu of a bank income tax. The franchise tax, assessed based on deposits, amounted to approximately $2,694,000, $2,592,000, and $2,749,000 in 2002, 2001, and 2000, respectively. These amounts are included in income tax expense in the accompanying consolidated statements of operations. The Company is also taxed on income in the other states in which it operates.

The following is a reconciliation of the provision for Federal income taxes, calculated at the statutory rate, to the recorded income tax expense:

	2002	2001	2000
	(in thousands)
Computed tax at statutory Federal rate	$34,230	$31,583	$30,348
Increase (decrease) in taxes from:
Amortization and impairment of intangible assets	98	709	684
Tax-exempt interest, net	(970)	(1,275)	(1,421)
Dividends received deduction	(86)	(208)	(35)
State taxes, net of Federal tax benefit	2,338	2,135	2,418
Tax credits	(1,555)	(1,282)	(2,118)
Other, net	100	74	(1,843)

Total	$34,155	$31,736	$28,033

Effective income tax rate	34.9%	35.2%	32.3%

The components of the net deferred tax liability at December 31, 2002 and 2001 are as follows:

	2002	2001
	(in thousands)
Allowance for loan losses	$17,932	$16,814
Deferred compensation and pension	5,305	5,015
Other real estate owned writedowns	2	68
Depreciation	(2,461)	(2,551)
Accrued liabilities	3,192	770
Unrealized (gain) loss on securities available for sale	(15,848)	(4,835)
Basis differences, purchase accounting	(374)	269
Core deposit intangible	(2,617)	(594)
Lease financing	(15,393)	(21,762)
Mortgage servicing	(2,620)	(5,169)
Other	(3,530)	(3,010)

	$(16,412)	$(14,985)

Note 9    Stockholders’ Equity

Treasury Stock

The Company periodically repurchases its own stock under a share repurchase program originally authorized by the Board of Directors on January 19, 2000. Subsequent authorizations have increased the number of shares authorized to be repurchased under the program to six million shares. The Company repurchased 331,800 shares at a cost of $9.9 million during 2002, 666,000 shares at a cost of $16.5 million in 2001 and 3,125,000 shares at a cost of $66.5 million in 2000.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dividends

Dividends paid by the Banks are the primary source of funds available to the Company for payment of dividends to its stockholders and for other corporate needs. Applicable federal and state statutes, regulations, and guidelines impose restrictions on the amount of dividends that may be declared by the Banks.

The Company paid dividends of $25,379,000, $24,661,000, and $25,484,000 during 2002, 2001, and 2000, respectively. These amounts represented $0.79, $0.76, and $0.75 per share.

Surplus

The payment of dividends by BWM and FBT to the Company are subject to Massachusetts banking law restrictions, which requires that the capital stock and surplus accounts of the banks must amount, in the aggregate, to at least 10% of the bank’s deposit liability or there shall be transferred from net profits to the surplus account: (1) the amount required to increase the surplus account so that it, together with the capital stock, will amount to at least 10% of deposit liability, or (2) the amount required to increase the surplus account so that it shall amount to 50% of the common stock, and thereafter, the amount, not exceeding 50% of net profits, required to increase the surplus account so that it shall amount to 100% of capital stock. Because one or both of these tests were met at the individual banks, no transfers were made during the year.

Earnings Per Share

The following table summarizes the calculation of basic and diluted earnings per share:

	2002	2001	2000
	(in thousands except per share information)
Net income	$63,645	$58,501	$58,687

Weighted average common shares outstanding	32,106	32,164	33,761
Dilutive effect of common stock equivalents	389	383	339

Weighted average common and common equivalent shares	32,495	32,547	34,100

Basic earnings per share	$1.98	$1.82	$1.74
Dilutive effect of common stock equivalents	(0.02)	(0.02)	(0.02)

Diluted earnings per share	$1.96	$1.80	$1.72

The following table summarizes options that could potentially dilute earnings per share in the future which were not included in the computation of the common stock equivalents because to do so would have been antidilutive:

	2002	2001	2000
Anti-dilutive options	695,451	569,712	605,313
Weighted average exercise price	$30.50	$29.37	$28.14

Comprehensive Income

Comprehensive income is the total of net income and all other non-owner changes in equity. The Company has chosen to display comprehensive income in the Consolidated Statements of Changes in Stockholders’ Equity.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes reclassification detail for other comprehensive income for the years:

	2002	2001	2000
	(in thousands)
Unrealized gains (losses) on securities available for sale for period, net of tax	$26,818	$8,410	$6,479
Reclassification adjustment for (gains) losses arising during period, net of tax	(6,865)	47	703
Accrued minimum pension liability, net of tax	(4,284)	—	—

Total other comprehensive income	$15,669	$8,457	$7,182

Note 10    Stock Plans

The Company has three stock option plans: a 2001 Employee Stock Option plan, a 1993 Stock Incentive Plan, and the Directors’ Omnibus Long-term Incentive Plan. The Company accounts for these plans in accordance with APB Opinion No. 25, under which no compensation cost for stock options has been recognized, since all options qualify for fixed plan accounting and all options are granted at fair market value, or higher in the case of stepped options.

Under the plans, certain key employees and directors are eligible to receive various types of stock incentives, including options to purchase a specified number of shares of stock at a specified price (including incentive stock options and non-qualified stock options); restricted stock which vests after a specified period of time; and non-employee directors’ stock options to purchase stock at predetermined fixed prices. At December 31, 2002 and 2001, there were a total of 3,550,659 and 3,300,659 shares, respectively, available to be issued under the plans. Of these shares, 2,720,459 and 2,179,346 were issued at December 31, 2002 and 2001 respectively.

The following tables summarize information regarding the Company’s stock option plans:

	Weighted Average Exercise Price Per Share	Options
December 31, 1999	$18.97	1,371,372
Granted	24.70	138,750
Exercised	12.71	(306,116)
Expired	24.74	(17,114)

December 31, 2000	21.16	1,186,892
Granted	25.21	599,988
Exercised	15.62	(106,788)
Expired	28.03	(39,677)

December 31, 2001	$22.82	1,640,415
Granted	29.08	525,500
Exercised	16.91	(187,540)
Expired	30.68	(19,064)

December 31, 2002	$24.98	1,959,311

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options Outstanding and Exercisable

December 31, 2002	Options Outstanding			Options Exercisable
Range of Exercise Prices:	Options Outstanding	Weighted Average Remaining Contractual life	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
$6.85–$22.56	398,997	2.19	$14.75	398,997	$14.75
$23.27–$24.68	415,102	7.49	23.87	415,102	23.87
$25.08–$27.71	415,886	7.66	26.44	409,886	26.43
$27.80–$28.61	418,875	9.06	28.55	418,875	28.55
$28.67–$45.02	310,451	6.79	32.84	310,451	32.84

$6.85–$45.02	1,959,311	6.67	$24.98	1,953,311	$24.97

If compensation cost for these plans had been determined in accordance with SFAS 123, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts:

	2002	2001	2000
	(in thousands, except per share data)
Net Income(Loss) :
As reported	$63,645	$58,501	$58,687
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,043)	(2,001)	(794)

Pro forma	$61,602	$56,500	$57,893

Earnings (Loss) Per Share:
Basic:
As reported	$1.98	$1.82	$1.74
Pro forma	1.92	1.76	1.72
Diluted:
As reported	$1.96	$1.80	$1.72
Pro forma	1.90	1.74	1.70

The SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995; the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000:

	2002	2001	2000
Expected life (years)	4.94	7.49	7.80
Interest rate	4.14%	4.92%	6.11%
Volatility	23.7	21.9	29.7
Dividend yield	2.64%	3.11%	3.28%

Using these assumptions, the weighted average fair value per share of options granted was $6.00, $5.35 and $6.82 in 2002, 2001 and 2000, respectively.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11    Employee Benefits

Pension Plan

The Company has a noncontributory pension plan covering substantially all of its employees. Benefits are based on years of service and compensation levels. The Company’s funding policy for the plan is to contribute annually the amount necessary to meet the minimum funding standards established by the Employee Retirement Income Security Act (ERISA). Additional contributions may be made at the election of the Company. This contribution is based on an actuarial method that recognizes estimated future salary levels and service.

The changes in the benefit obligation for the years ended December 31, 2002 and 2001 are as follows:

	2002	2001
	(in thousands)
Projected benefit obligation at beginning of year	$40,126	$36,840
Service cost	1,926	1,679
Interest cost	2,903	2,905
Plan amendments	294	44
Actuarial (gain) loss	2,218	2,202
Disbursements	(1,620)	(3,544)

Projected benefit obligation at end of year	$45,847	$40,126

The changes in the plan assets for the years ended December 31, 2002 and 2001 are as follows:

	2002	2001
	(in thousands)
Fair value of assets at beginning of year	$38,138	$49,149
Actual return on plan assets	(3,855)	(7,467)
Company contributions	1,624	—
Disbursements	(1,620)	(3,544)

Fair value of assets at end of year	$34,287	$38,138

	2002	2001
	(in thousands)
Funded status	$(11,559)	$(1,988)
Prior service cost not yet recognized in net periodic pension cost	(3,186)	(4,098)
Unrecognized net transition asset being amortized over participants’ period of service	(240)	(368)
Unrecognized net (gain) loss from past experience different from that assumed	15,556	5,513

Accrued pension cost included in accrued expenses and other liabilities	$571	$(941)

	2002	2001
Weighted-average assumptions as of December 31, 2002 and 2001:
Discount rate	6.50%	7.25%
Expected return on plan assets	7.25%	9.00%
Rate of compensation increase	4.50%	5.00%

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net pension expense components included in employee benefits in the consolidated statements of operations are as follows:

	December 31,
	2002	2001	2000
	(in thousands)
Service cost	$1,926	$1,679	$1,575
Interest cost	2,903	2,905	2,786
Expected return on plan assets	(3,970)	(4,141)	(4,065)

Net amortization:
Prior service cost	(618)	(622)	(644)
Net actuarial loss/(gain)	—	(145)	(137)
Transition amount	(129)	(128)	(129)

Total amortization	(747)	(895)	(910)
Curtailment	—	—	(1,300)

Net pension (income) expense	$112	$(452)	$(1,914)

Amounts resulting from changes in actuarial assumptions used to measure the Bank’s benefit obligations are not recognized as they occur, but are amortized systematically over subsequent periods.

CTC has supplemental pension arrangements with certain retired employees. The liability, included in accrued expenses and other liabilities, related to such arrangements was $1,889,000 and $2,043,000 at December 31, 2002 and 2001, respectively.

The Company has established a supplemental executive retirement plan (SERP) for members of the executive management group. This unfunded plan is intended to cover only those benefits excluded from coverage under the Bank’s qualified defined benefit pension plan as a result of IRS regulations. The design elements of this SERP mirror those of the Bank’s qualified plan. In addition to the SERP, the Company has a separate arrangement with its Chief Executive Officer under which contributions are accrued based upon the Company’s return on equity (ROE). A ROE of 10% is the minimum threshold at which any contribution will be made. Benefits are payable upon attaining the age of 55, except in the event of death or disability. The liability related to the SERPs, included in accrued expenses and other liabilities was $3,157,000 and $2,580,000 at December 31, 2002 and 2001 respectively. Expenses related to this plan were $577,000, $483,000 and $628,000 in 2002, 2001 and 2000, respectively.

Other Benefit Plans

CTC and its affiliates (the Banks) have an incentive savings and profit sharing plan to provide eligible employees with a means to save and invest a portion of their earnings, supplemented by contributions from the Banks. Investment in the Company’s common stock is one of the investment options available to employees, however, there are no restrictions on transfers or required holding periods.

Eligible employees of the corporation may contribute, by salary reductions, up to 6% of their compensation as a basic employee contribution and may contribute up to an additional 10% of their compensation as a supplemental employee contribution. The corporation makes an incentive savings contribution in an amount equal to 35% of each employee’s basic contribution. In 2002, 2001, and 2000, 94,891, 60,477, and 94,844 shares, respectively, of the Company’s common stock were purchased through the incentive savings and profit sharing plan; $1,202,000, $1,005,000, and $1,006,000, respectively, was charged to expense for contributions and payments made or to be made under the plan.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has established a supplemental executive savings plan. This plan is intended to cover only those benefits excluded from coverage under the Corporation’s qualified defined benefit pension plan as a result of IRS regulations. Under this plan, participants agree to elect a reduction in their earnings and the Company credits their retirement account in the amount of the reduction. This contribution, when combined with the regular pre-tax contributions, shall not exceed 16% of the individual’s earnings. Expenses related to this plan were $29,000, $33,000 and $33,000 in 2002, 2001 and 2000, respectively, and are included in the contribution expenses above.

CTC and its affiliates may also make an additional matching contribution to the incentive savings and profit sharing plan based on the extent to which the annual corporate profitability goals established by the Board of Directors are met. Expenses related to achievement of profitability goals totaled $643,000, $501,000, and $420,000, in 2002, 2001, and 2000, respectively.

The Company also has an Executive Management Incentive Compensation Plan. Executives at defined levels of responsibility are eligible to participate in the plan. Incentive award payments are determined on the basis of corporate profitability and individual performance, with incentive awards ranging from zero to 100% of annual compensation. Expenses for this plan totaled $2,155,000, $1,144,000 and $108,000 in 2002, 2001, and 2000, respectively.

The Company has a Directors’ Deferred Compensation Plan. Under the plan, Directors may defer fees and retainers that would otherwise be payable currently. Deferrals may be made to an uninsured interest bearing account or an account recorded in equivalents of the Company’s common stock. Directors are required to defer 50% of their compensation (and may defer as much as 100%) in the Company’s common stock. Expenses for this plan totaled $713,000, $787,000, and $868,000 for 2002, 2001, and 2000, respectively. Based on these elections, shares which will be issued under the plan totaled 326,749 at December 31, 2002.

Note 12    Financial Instruments With Off-Balance Sheet Risk

In the normal course of business, to meet the financing needs of their customers and to reduce their own exposure to fluctuations in interest rates, the Banks are parties to financial instruments with off-balance sheet risk, held for purposes other than trading. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Banks’ exposure to credit loss in the event of nonperformance by the other party to the financial instrument, for loan commitments and standby letters of credit, is represented by the contractual amount of those instruments, assuming that the amounts are fully advanced and that collateral or other security is of no value. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments. The Banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

arrangements, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

Financial instruments whose contractual amounts represent off-balance sheet risk at December 31, 2002 and 2001 are as follows:

	2002	2001
	(in thousands)
Commitments to originate loans	$181,344	$162,248
Unused home equity lines of credit	220,289	202,706
Unused portions of credit card lines	32,917	27,976
Standby letters of credit fully collateralized by cash	45,909	33,695
Other standby letters of credit	47,599	36,335
Unadvanced portions of construction loans	153,160	119,462
Equity investment commitments to limited partnerships	9,314	7,221

Note 13    Commitments and Contingencies

As nonmembers of the Federal Reserve System, the Banks are required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement, included in cash and cash equivalents, was $11,647,000 and $15,853,000 at December 31, 2002 and 2001, respectively.

CTC has a contract for data processing services that extends to June 2005. Base fees to be paid during the remaining term of the contracts are approximately $21,504,000. Total fees to be paid may be the same as or exceed the base fees depending on additional services rendered and consumer price index changes during the remaining term of the contract.

The Company has entered into severance agreements with the Chief Executive Officer and several members of senior management. These agreements are triggered by a change of control under certain circumstances. Payments are equal to 2.99 times annual salary for the Chief Executive Officer and from 1 to 2 times annual salary for the individual participating members of senior management.

Various legal claims against the Company arising in the normal course of business were outstanding at December 31, 2002. Management, after reviewing these claims with legal counsel, is of the opinion that the resolution of these claims will not have a material effect on the financial condition or results of operations of the Company.

Note 14    Other Noninterest Expense

The components of other noninterest expense for the years presented are as follows:

	2002	2001	2000
	(in thousands)
Data processing	$11,476	$11,430	$11,160
Legal and professional	854	1,320	1,522
Marketing	2,942	2,746	2,749
Software and supplies	4,924	4,884	4,722
Net OREO and collection expenses	(293)	86	48
Telephone	3,071	2,799	3,118
Postage	2,561	2,338	2,553
Other	17,131	14,599	15,171

	$42,666	$40,202	$41,043

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Borrowings

The carrying amounts for short-term borrowings approximate fair value because they mature or are callable in ten days or less and do not present unanticipated valuation risk. The fair value of long-term debt is based upon the discounted value of contractual cash flows using a discount rate consistent with currently offered rates of similar duration.

Commitments to Extend Credit and Standby Letters of Credit

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties.

Assumptions

Fair value estimates are made at a specific point in time, based on relevant market information and information about specific financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Banks’ entire holdings of a particular financial instrument. Because no active observable market exists for a significant portion of the Banks’ financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$192,142	$192,142	$308,023	$308,023
Securities available for sale	1,497,111	1,497,111	826,495	826,495
FHLB stock	17,030	17,030	13,613	13,613
Loans, net	2,925,666	2,961,324	2,792,909	2,802,660
Loans held for sale	94,874	94,874	50,208	50,208
Mortgage servicing rights	8,491	8,491	16,020	17,161

Financial liabilities:
Deposits:
Demand deposits	684,077	684,077	620,828	620,828
Savings deposits	400,616	400,616	346,974	346,974
NOW and money market deposits	2,118,539	2,118,539	1,870,835	1,870,835
Certificates of deposit less than $100,000 and other time deposits	691,467	698,822	634,992	643,166
Certificates of deposit $100,000 and over	231,393	233,023	196,217	197,216
Borrowings	173,654	178,046	44,409	41,831
Commitments	—	867	—	674

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16    Parent Company Financial Statements

Chittenden Corporation (Parent Company Only)

Balance Sheets

	December 31,
	2002	2001
	(in thousands)
Assets
Cash and cash equivalents	$95,322	$13,113
Investment in subsidiaries	453,171	351,472
Other assets	3,408	9,802

Total assets	$551,901	$374,387

Liabilities and stockholders’ equity
Liabilities:
Accrued expenses and other liabilities	8,109	3,733
Subordinated debentures supporting mandatory redeemable trust securities	125,000	—

Total liabilities	133,109	3,733

Total stockholders’ equity	418,792	370,654

Total liabilities and stockholders’ equity	$551,901	$374,387

Statements Of Operations

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
Operating income:
Dividends from bank subsidiaries	$53,700	$88,900	$78,500
Interest income	597	168	250
Gain on sale of securities	—	—	13
Other operating income	—	7	39

Total operating income	54,297	89,075	78,802

Operating expense:
Interest expense	2,203	—	—
Other operating expense	1,388	1,384	1,006

Total expense	3,591	1,384	1,006

Income before income taxes and equity in undistributed earnings of subsidiaries	50,706	87,691	77,796
Income tax benefit	1,143	381	221

Income before equity in undistributed earnings of subsidiaries	51,849	88,072	78,017
Equity in undistributed earnings of subsidiaries	11,796	(29,571)	(19,330)

Net income	$63,645	$58,501	$58,687

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements Of Cash Flows

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
Cash flows from operating activities:
Net income	$63,645	$58,501	$58,687
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of bank subsidiaries	(11,796)	29,571	19,330
Gain on sale of securities	—	—	(13)
(Increase) decrease in other assets	2,647	206	11,585
Increase (decrease) in accrued expenses and other liabilities	8,691	622	597

Net cash provided by (used in) operating activities	63,187	88,900	90,186

Cash flows from investing activities:
Investments in and advanced to subsidiaries	(69,249)	(47,452)	—
Proceeds from the sale of securities	—	250	295

Net cash provided by (used in) investing activities	(69,249)	(47,202)	295

Cash flows from financing activities:
Proceeds from subordinated debentures of trust subsidiary.	120,321	—	—
Proceeds from issuance of treasury and common stock	3,233	1,531	2,750
Dividends paid on common stock	(25,379)	(24,661)	(25,484)
Repurchase of common stock	(9,904)	(16,473)	(66,478)

Net cash provided by (used in) financing activities	88,271	(39,603)	(89,212)

Net increase in cash and cash equivalents	82,209	2,095	1,269
Cash and cash equivalents at beginning of year	13,113	11,018	9,749

Cash and cash equivalents at end of year	$95,322	$13,113	$11,018

Note 17    Regulatory Matters

The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Each entity’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the tables below) of total and Tier I capital (as defined in the regulation) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2002, that the Company and the Banks meet all capital adequacy requirements.

As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company and the Banks as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as adequately or well capitalized, the Company and the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the tables below. There are no conditions or events since that notification that management believes have changed the institutions’ categories.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s and the Banks’ actual capital amounts (dollars in thousands) and ratios are presented in the following tables:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2002

Total Capital (to Risk Weighted Assets):
Consolidated	$491,090	13.50%	$291,037	8.00%	$363,796	10.00%
Chittenden Trust Company	241,035	11.01	175,068	8.00	218,835	10.00
Bank of Western Massachusetts	45,829	10.64	34,461	8.00	43,076	10.00
Flagship Bank and Trust	37,723	10.97	27,500	8.00	34,375	10.00
Maine Bank & Trust	25,364	10.57	19,196	8.00	23,995	10.00
Ocean National Bank	50,409	11.39	35,419	8.00	44,274	10.00
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	445,581	12.25	145,519	4.00	218,278	6.00
Chittenden Trust Company	214,458	9.80	87,534	4.00	131,301	6.00
Bank of Western Massachusetts	40,434	9.39	17,230	4.00	25,845	6.00
Flagship Bank and Trust	33,426	9.72	13,750	4.00	20,625	6.00
Maine Bank & Trust	22,345	9.31	9,598	4.00	14,397	6.00
Ocean National Bank	44,863	10.13	17,710	4.00	26,564	6.00
Tier 1 Capital (to Average Assets):
Consolidated	445,581	9.28	192,169	4.00	240,211	5.00
Chittenden Trust Company	214,458	7.13	120,339	4.00	150,424	5.00
Bank of Western Massachusetts	40,434	7.94	20,362	4.00	25,453	5.00
Flagship Bank and Trust	33,426	7.06	18,949	4.00	23,686	5.00
Maine Bank & Trust	22,345	8.87	10,076	4.00	12,595	5.00
Ocean National Bank	44,863	7.68	23,367	4.00	29,208	5.00

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2001:

Total Capital (to Risk Weighted Assets):
Consolidated	$363,720	11.57%	$251,413	8.00%	$314,266	10.00%
Chittenden Trust Company	247,857	11.30	175,546	8.00	219,433	10.00
Bank of Western Massachusetts	42,541	10.80	31,510	8.00	39,388	10.00
Flagship Bank and Trust	33,730	10.60	25,461	8.00	31,826	10.00
Maine Bank & Trust	24,440	11.07	17,671	8.00	22,088	10.00
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	324,363	10.32	125,706	4.00	188,560	6.00
Chittenden Trust Company	220,399	10.04	87,773	4.00	131,660	6.00
Bank of Western Massachusetts	37,607	9.55	15,755	4.00	23,633	6.00
Flagship Bank and Trust	29,735	9.34	12,730	4.00	19,095	6.00
Maine Bank & Trust	21,659	9.81	8,835	4.00	13,253	6.00
Tier 1 Capital (to Average Assets):
Consolidated	324,363	7.99	162,314	4.00	202,892	5.00
Chittenden Trust Company	220,399	7.55	116,755	4.00	145,944	5.00
Bank of Western Massachusetts	37,607	7.85	19,174	4.00	23,967	5.00
Flagship Bank and Trust	29,735	6.82	17,453	4.00	21,816	5.00
Maine Bank & Trust	21,659	8.85	19,174	4.00	12,243	5.00

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18    Business Segments

Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information has established standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the President and Chief Executive Officer of the Company.

The Company has identified Commercial Banking as its reportable operating business segment based on the fact that the results of operations are viewed as a single strategic unit by the chief operating decision-maker. The Commercial Banking segment is comprised of the five Commercial Banking subsidiaries and CCC, which provide similar products and services, have similar distribution methods, types of customers and regulatory responsibilities. Commercial Banking derives its revenue from a wide range of banking services, including lending activities, acceptance of demand, savings and time deposits, merchant credit card services, trust and investment management, data processing, brokerage services, mortgage banking, and loan servicing for investor portfolios.

Immaterial operating segments of the Company’s operations, which do not have similar characteristics to the commercial banking operations and do not meet the quantitative thresholds requiring disclosure, are included in the Other category in the disclosure of business segments below. Revenue derived from these segments includes insurance commissions from insurance products and services, as well as other operations associated with the parent holding company.

The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies. The consolidation adjustments reflect certain eliminations of inter-segment revenue, cash and Parent Company investments in subsidiaries.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the results of the Company’s reportable operating business segments as of December 31, 2002, 2001 and 2000:

	Commercial Banking	Other(2)	Consolidation Adjustments	Consolidated
Year Ended December 31, 2002
Net interest revenue (1)	$194,158	$(1,543)	$—	$192,615
Non interest income:
Investment management income	15,601	—	—	15,601
Service charges on deposits	16,026	—	—	16,026
Mortgage servicing income	(6,442)	—	—	(6,442)
Gains on sales of mortgage loans, net	10,068	—	—	10,068
Credit card income, net	3,656	—	—	3,656
Insurance commissions, net	—	3,816	(83)	3,733
Other non-interest income	22,416	2	—	22,418

Total non-interest income	61,325	3,818	(83)	65,060

Total income	255,483	2,275	(83)	257,675
Provision for loan losses	8,331	—	—	8,331
Depreciation and amortization expense	8,631	75	—	8,706
Salaries and employee benefits	86,112	1,961	—	88,073
Other non-interest expense	52,724	2,041	—	54,765

Total non-interest expense	147,467	4,077	—	151,544

Income (loss) before income taxes	99,685	(1,802)	(83)	97,800
Income tax expense (benefit)	34,025	130	—	34,155

Net income (loss)	$65,660	$(1,932)	$(83)	$63,645

End of period assets	$4,909,890	$675,853	$(665,199)	$4,920,544
End of period loans, net	2,925,666	—	—	2,925,666
End of period deposits	4,221,455	—	(95,363)	4,126,092
Expenditures for long-lived assets	5,427	37	—	5,464

	Commercial Banking	Other(2)	Consolidation Adjustments	Consolidated
Year Ended December 31, 2001
Net interest revenue (1)	$170,025	$280	$—	$170,305
Non interest income:
Investment management income	15,722	—	—	15,722
Service charges on deposits	14,294	—	—	14,294
Mortgage servicing income	3,564	—	—	3,564
Gains on sales of mortgage loans, net	11,207	—	—	11,207
Credit card income, net	3,964	—	—	3,964
Insurance commissions, net	—	3,466	(75)	3,391
Other non-interest income	11,575	16	—	11,591

Total non-interest income	60,326	3,482	(75)	63,733

Total income	230,351	3,762	(75)	234,038
Provision for loan losses	8,041	—	—	8,041
Depreciation and amortization expense	8,708	385	—	9,093
Salaries and employee benefits	73,019	1,831	—	74,851
Other non-interest expense	49,917	1,900	—	51,816

Total non-interest expense	131,644	4,116	—	135,760

Income (loss) before income taxes	90,666	(354)	(75)	90,237
Income tax expense (benefit)	31,770	(34)	—	31,736

Net income (loss)	$58,896	$(320)	$(75)	$58,501

End of period assets	$4,130,079	$385,132	$(361,497)	$4,153,714
End of period loans, net	2,792,909	—	—	2,792,909
End of period deposits	3,683,056	—	(13,210)	3,669,846
Expenditures for long-lived assets	3,457	21	—	3,478

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Commercial Banking	Other(2)	Consolidation Adjustments	Consolidated
Year Ended December 31, 2000
Net interest revenue (1)	$166,662	$410	$—	$167,072
Non interest income:
Investment management income	13,567	—	—	13,567
Service charges on deposits	13,875	—	—	13,875
Mortgage servicing income	4,079	—	—	4,079
Gains on sales of mortgage loans, net	2,818	—	—	2,818
Credit card income, net	5,349	—	—	5,349
Insurance commissions, net	—	2,968	(74)	2,894
Other non-interest income	10,496	31	—	10,527

Total non-interest income	50,184	2,999	(74)	53,109

Total income	216,846	3,409	(74)	220,181
Provision for loan losses	8,700	—	—	8,700
Depreciation and amortization expense	7,017	380	—	7,397
Salaries and employee benefits	62,904	1,667	—	64,571
Special charges	833	—	—	833
Other non-interest expense	50,394	1,566	—	51,960

Total non-interest expense	121,148	3,613	—	124,761

Income (loss) before income taxes	86,998	(204)	(74)	86,720
Income tax expense (benefit)	28,055	(22)	—	28,033

Net income (loss)	$58,943	$(182)	$(74)	$58,687

End of period assets	$3,766,152	$354,366	$(350,657)	$3,769,861
End of period loans, net	2,815,843	—	—	2,815,843
End of period deposits	3,303,506	—	(11,099)	3,292,407
Expenditures for long-lived assets	16,604	98	—	16,702

(1)	The Commercial Banking segment derives a majority of its revenue from interest. In addition, management primarily relies on net interest revenue, not the gross revenue and expense amounts, in managing that segment. Therefore, only the net amount has been disclosed.
(2)	Revenue derived from these non-reportable segments includes insurance commissions from various insurance related products and services, as well as other operations associated with the parent holding company.

Note 19    Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 145, which rescinded Statement Nos. 4, 44, and 64 and amended Statement No. 13, Accounting for Leases. Statement 145 eliminates the requirement to classify gains and losses from an early extinguishment of debt as an extraordinary item. These provisions of the Statement are effective for the Company’s fiscal year beginning January 1, 2003.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3. The Board decided to address the accounting and reporting for costs associated with exit or disposal activities because entities increasingly are engaging in exit and disposal activities and certain costs

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

associated with those activities were recognized as liabilities at a plan (commitment) date under issue 94-3 that did not meet the definition of a liability in FASB Concepts Statement No. 6, Elements of Financial Statements. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002 and early application is permitted. Management does not expect the adoption of SFAS No. 146 to have a significant impact on the Company’s financial position or results of operations.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others, which clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to a guarantors accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon the issuance of a guarantee, the guarantor recognize a liability for the fair value of the obligation it assumes under that guarantee. Financial and performance stand by letters of credit are included in the scope of FIN 45, while commercial letters of credit are not. The Interpretation’s provisions for initial recognition and measurement are required to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 also contains additional disclosure requirements that are effective as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. Significant guarantees that have been entered into are disclosed in Note 12.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This statement amends FASB No. 123, Accounting for Stock—Based Compensation. The purpose of this statement is to provide alternative methods of transition for Companies that voluntarily change to the fair value based method of accounting for stock-based employee compensation. The disclosure requirements of FASB 123 are also amended, and these amended disclosure requirements are presented in these audited financial statements.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, (or VIEs) which addresses consolidation by business enterprises of variable interest entities. FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Under current guidance, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The Interpretation requires a variable interest entity to be consolidated by a company if that company is the “primary beneficiary” of that entity. The primary beneficiary is subject to a majority of the risk of loss from the VIE’s activities, or is entitled to receive a majority of the VIE’s residual returns, or both. The consolidation requirements of the Interpretation apply immediately to VIEs created after January 31, 2003 and apply to previously established entities in the first interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the VIE was established. Management is currently analyzing the impact of FIN 46 but does not expect it to have a significant impact on its financial position or results of operations.

Note 20    Subsequent Events

On February 28, 2003, the Company completed its acquisition of Granite State Bankshares, Inc. (GSBI) and its subsidiary, Granite Bank headquartered in Keene, New Hampshire for $239 million in cash and stock. The acquisition will be accounted for as a purchase. GSBI had total assets of $1.1 billion, deposits of $761 million, and $91 million of stockholders’ equity as of December 31, 2002. Granite had $610 million in loans, of which $222 million were commercial loans and $336 million were residential real estate loans. It presently operates nineteen banking offices in New Hampshire.

REPORT OF INDEPENDENT ACCOUNTANTS

To The Board Of Directors And Stockholders Of

Chittenden Corporation:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2002 and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and of cash flows presently fairly, in all material respects, the financial position of Chittenden Corporation (the Corporation) and its subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Corporation’s management; our responsibility is to express an opinion on these consolidated financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Corporation as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated January 11, 2002 (except with respect to a subsequent event as to which the date is February 28, 2002.)

As discussed in Note 3 to the financial statements, on January 1, 2002 the Corporation adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”.) These financial statements have been revised to include the transitional disclosures required by SFAS 142, which were audited by us. In our opinion, the transitional disclosures for 2001 and 2000 included in Note 3 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements of the Corporation other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.

Boston, MA

January 15, 2003 (except with respect to the matter discussed in Note 20, as to which the date is February 28, 2003)

REPORT OF INDEPENDENT ACCOUNTANTS

The following report is a copy of a report previously issued by Arthur Andersen LLP. This report has not been reissued by Arthur Andersen LLP and Arthur Andersen LLP did not consent to the use of this report in this Form 10-K.

To the Board of Directors and Stockholders of

Chittenden Corporation:

We have audited the accompanying consolidated balance sheets of Chittenden Corporation and its subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chittenden Corporation and its subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts January 11, 2002

MANAGEMENT’S STATEMENT OF RESPONSIBILITY

The consolidated financial statements contained in this annual report on Form 10-K have been prepared in accordance with generally accepted accounting principles and, where appropriate, include amounts based upon management’s best estimates and judgements. Management is responsible for the integrity and the fair presentation of the consolidated financial statements and related information.

Management maintains a system of internal controls to provide reasonable assurance that the Company’s assets are safeguarded against loss and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in accordance with generally accepted accounting principles generally accepted in the United States of America. These internal controls include the establishment and communication of policies and procedures, the selection and training of qualified personnel and an internal auditing program that evaluates the adequacy and effectiveness of such internal controls, policies and procedures. Management recognizes that even a highly effective internal control system has inherent risks, including the possibility of human error and the circumvention or overriding of controls, and that the effectiveness of an internal control system can change with circumstances. However, management believes that the internal control system provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected on a timely basis and corrected through the normal course of business. As of December 31, 2002, management believes the internal controls were in place and operating effectively.

The Board of Directors discharges its responsibility for the consolidated financial statements through its Audit Committee, which is comprised entirely of non-employee directors. The Audit Committee meets periodically with management, internal auditors and the independent public accountants. The internal auditors and the independent public accountants have direct full and free access to the Audit Committee and meet with it, with and without management being present, to discuss the scope and results of their audits and any recommendations regarding the system of internal controls.

The independent accountants were engaged to perform an independent audit of the consolidated financial statements. They have conducted their audit in accordance with auditing standards generally accepted in the United States of America. An independent audit provides an objective review of management’s responsibility to report operating results and financial condition. Their reports appear on page 75 and 76.

Paul A. Perrault President, Chief Executive Officer and Chair of Board of Directors	Kirk W. Walters Executive Vice President and Chief Financial Officer

Quarterly Financial Data (Unaudited)

A summary of quarterly financial data for 2002 and 2001 is presented below:

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
	(in thousands, except per share amounts)
2002
Total interest income	$61,240	$65,104	$66,867	$65,808
Total interest expense	16,726	16,767	17,206	15,704

Net interest income	44,514	48,337	49,661	50,104
Provision for loan losses	2,075	1,691	2,315	2,250
Noninterest income	16,160	15,563	13,776	19,561
Noninterest expense	36,046	38,597	37,046	39,855

Income before income taxes	22,553	23,612	24,076	27,560
Income tax expense	7,730	8,297	8,364	9,764

Net income	$14,823	$15,315	$15,712	$17,796

Basic earnings per share	$0.46	$0.48	$0.49	$0.56
Diluted earnings per share	0.46	0.47	0.48	0.55
Dividends paid per share	0.19	0.20	0.20	0.20

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
	(in thousands, except per share amounts)
2001
Total interest income	$68,139	$67,886	$66,820	$63,652
Total interest expense	27,963	25,202	23,242	19,785

Net interest income	40,176	42,684	43,578	43,867
Provision for loan losses	1,950	2,041	2,025	2,025
Noninterest income	16,966	15,190	15,934	15,643
Noninterest expense	32,715	33,572	34,746	34,727

Income before income taxes	22,477	22,261	22,741	22,758
Income tax expense	7,965	7,935	7,930	7,906

Net income	$14,512	$14,326	$14,811	$14,852

Basic earnings per share	$0.45	$0.45	$0.46	$0.46
Diluted earnings per share	0.44	0.44	0.46	0.46
Dividends paid per share	0.19	0.19	0.19	0.19

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective June 19, 2002, the Audit Committee of the Board of Directors of the Company appointed PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) as the Company’s independent public accountants, replacing Arthur Andersen LLP (“Arthur Andersen”).

Arthur Andersen’s reports on the Company’s consolidated financial statements for the years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s fiscal years 2001 and 2000 and the interim period preceding the appointment of PricewaterhouseCoopers, there have been no disagreements between the Company and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Arthur Andersen, would have caused it to make a reference to the subject matter of the disagreement(s) in connection with its report.

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors of the Registrant is included in the Company’s Definitive Proxy Statement/Prospectus for the 2003 Annual Meeting of Stockholders of Chittenden Corporation at pages 5-7, and is specifically incorporated herein by reference.

At December 31, 2002, the principal officers of the Company and its principal subsidiary, CTC, with their ages, positions, and years of appointment, were as follows:

Name	Age	Year Appointed	Positions
Paul A. Perrault	51	1990	Chairman, President, Chief Executive Officer of the Company and Chairman of CTC

John P. Barnes	47	1990	Executive Vice President of the Company and CTC

Lawrence W. DeShaw	57	1990	Executive Vice President of the Company and President of CTC

John W. Kelly	53	1990	Executive Vice President of the Company and CTC

Danny H. O’Brien	53	1990	Executive Vice President of the Company and CTC

Kirk W. Walters	47	1996	Executive Vice President, Chief Financial Officer, and Treasurer of the Company and CTC

F. Sheldon Prentice	52	1985	Senior Vice President, General Counsel, and Secretary of the Company and CTC

Howard L. Atkinson	58	1996	Chief Auditor of the Company and CTC

All of the current officers have been principally employed in executive positions with CTC for more than five years.

In accordance with the provisions of the Company’s By-laws, the officers, with the exception of the Secretary, hold office at the pleasure of the Board of Directors. The Secretary is elected annually by the Board of Directors.

ITEM 11	EXECUTIVE COMPENSATION

Information regarding remuneration of the directors and officers of the Company is included in the Company’s Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders of Chittenden Corporation at pages 8-17 and is specifically incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding the security ownership of directors and director-nominees of the Company, all directors and officers of the Company as a group, and certain beneficial owners of the Company’s common stock, as of January 31, 2003, is included in the Company’s Definitive Proxy Statement for its 2003 Annual Meeting of Stockholders of Chittenden Corporation at pages 2-3, and is specifically incorporated herein by reference.

There are no arrangements known to the registrant that may, at a subsequent date, result in a change of control of the registrant.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and transactions between the Company and its Directors, Director-Nominees, Executive Officers, and family members of these individuals, is included in the Company’s Definitive Proxy Statement for its 2003 Annual Meeting of Stockholders of Chittenden Corporation at page 18, and is specifically incorporated herein by reference.

ITEM 14	CONTROLS AND PROCEDURES

(a)    Evaluation of disclosure controls and procedures.

As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the rules regarding disclosure and control procedures, we intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)    Changes in internal controls.

None.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)

(1)  Financial Statements

The financial statements of the Company and its subsidiaries are included in Part II, Item 8 hereof and are incorporated herein by reference.

(2)  Financial Statement Schedules

There are no financial statement schedules required to be included in this report.

(3)  Exhibits

(a)  The following are included as exhibits to this report:

3 (i).1	Amended and restated Articles of Incorporation of the Company, incorporated herein by reference to the Proxy Statement for the 1999 Annual Meeting of Stockholders.

3 (ii).1	By-laws of the Company, as amended and restated as of October 18, 1997 and further amended as of January 17, 2001.

4.	Statement of the Company regarding its Dividend Reinvestment Plan is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.

10.1	Directors’ Deferred Compensation Plan, dated April 1972, as amended May 20, 1992, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.

10.2	Amended and Restated Pension Plan, incorporated herein by reference to the Company’s Annual Report on Form 10-Q for the period ended September 30, 1996.

10.3	Incentive Savings and Profit Sharing Plan, attached to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994, as amended for the year ended December 31, 1995.

10.4

Letter from the Company to Paul A. Perrault, dated July 26, 1990, regarding terms of employment, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.

10.5	The Company’s 1988 Stock Option Plan, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987.

10.6	The Company’s Restricted Stock Plan, incorporated herein by reference to the Company’s Proxy Statement in connection with the 1986 Annual Meeting of Stockholders.

10.7	Executive Management Incentive Compensation Plan (“EMICP”), incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

10.8	Amendment to EMICP to increase cap on awards from 60% to 100% of base salary, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

10.9	The Company’s Stock Incentive Plan, amended and restated February 21, 2001, incorporated herein by reference to the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders.

10.10	Compensation plan of Paul A. Perrault, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

10.11	Supplemental Executive Retirement Plan of Paul A. Perrault.

10.12	Supplemental Executive Cash Balance Restoration Plan incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.13	Supplemental Executive Savings Plan, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.14	The Company’s Amended and Restated Directors’ Omnibus Long-Term Incentive Plan incorporated herein by reference to the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders.

10.15	Letter from Arthur Anderson LLP to the Securities and Exchange Commission dated June 26, 2002, incorporated herein by reference to the Company’s Current Report on Form 8-K dated June 19, 2002.

21	List of subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP

(b)  Reports on Form 8-K

10/18/02	The Company’s quarterly earnings release and attached financial statements, as well as quarterly comparative financial statements were filed under item 7.

11/01/02

The Certificates of Chief Executive Officer Paul A. Perrault and Chief Financial Officer Kirk W. Walters, required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 in connection with the Company’s report on Form 10-Q for the period ended September 30, 2002, were filed under item 9.

11/08/02

The Company’s press release announcing the signing of a definitive agreement to acquire Granite State Bankshares, Inc., headquartered in Keene, New Hampshire and its subsidiary Granite Bank, and an investor presentation describes the proposed transaction, were filed under item 5.

EXHIBITS

(c)

EXHIBIT 10.11	SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN OF PAUL A. PERRAULT HAS BEEN FILED AS AN EXHIBIT

EXHIBIT  21    LIST OF SUBSIDIARIES OF CHITTENDEN CORPORATION

Chittenden Trust Company, Vermont, d/b/a Chittenden Bank, Mortgage Service Center, and CUMEX Mortgage Service Center, and Chittenden Trust Company’s subsidiaries Chittenden Securities, Inc. and Chittenden Insurance Products and Services, Inc, d/b/a The Chittenden Insurance Group

The Bank of Western Massachusetts, Massachusetts

Flagship Bank and Trust Company, Massachusetts

Maine Bank & Trust, Maine

Ocean National Bank, Maine

Chittenden Connecticut Corporation, Vermont, d/b/a Mortgage Service Center and CUMEX Mortgage Service Center

EXHIBIT  23    CONSENT OF PRICEWATERHOUSECOOPERS HAS BEEN FILED AS AN EXHIBIT

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: February 19, 2003	CHITTENDEN CORPORATION

	By:	/s/ PAUL A. PERRAULT
Paul A. Perrault President, Chief Executive Officer and Chairman of the Board of Directors

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ PAUL A. PERRAULT Paul A. Perrault	President, Chief Executive Officer and Chairman of the Board of Directors	February 19, 2003

/s/ KIRK W. WALTERS Kirk W. Walters	Executive Vice President, Chief Financial Officer and Treasurer (principal accounting officer)	February 19, 2003

/s/ FREDERIC H. BERTRAND Frederic H. Bertrand	Director	February 19, 2003

/s/ DAVID M. BOARDMAN David M. Boardman	Director	February 19, 2003

PAUL J. CARRARA Paul J. Carrara	Director	February 19, 2003

/s/ SALLY W. CRAWFORD Sally W. Crawford	Director	February 19, 2003

/s/ PHILIP M. DRUMHELLER Philip M. Drumheller	Director	February 19, 2003

/s/ JOHN K. DWIGHT John K. Dwight	Director	February 19, 2003

LYN HUTTON Lyn Hutton	Director	February 19, 2003

/s/ PHILIP A. KOLVOORD Philip A. Kolvoord	Director	February 19, 2003

/s/ JAMES C. PIZZAGALLI James C. Pizzagalli	Director	February 19, 2003

/s/ ERNEST A. POMERLEAU Ernest A. Pomerleau	Director	February 19, 2003

/s/ MARK W. RICHARDS Mark W. Richards	Director	February 19, 2003

/s/ PALL D. SPERA Pall D. Spera	Director	February 19, 2003

/s/ OWEN W. WELLS Owen W. Wells	Director	February 19, 2003

MARTEL D. WILSON, JR. Martel D. Wilson, Jr.	Director	February 19, 2003

CERTIFICATION

I, Paul A. Perrault, certify that:

1.	I have reviewed this annual report on Form 10-K of Chittenden Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of this registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”) ; and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 19, 2003	/s/ PAUL A. PERRAULT
Chairman, President, and Chief Executive Officer

CERTIFICATION

I, Kirk W. Walters, certify that:

1.	I have reviewed this annual report on Form 10-K of Chittenden Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of this registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 19, 2003	/s/ KIRK W. WALTERS
Executive Vice President and Chief Financial Officer

CHITTENDEN CORPORATION

SKU - #0667 -TK - 03