Form 10-Q
period 2003-03-31
CHITTENDEN CORP /VT/
filed 2003-04-28
CIK 200138

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For three months ended March 31, 2003

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission File Number 0-7974

CHITTENDEN CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Vermont (State of Incorporation)	03-0228404 (IRS Employer Identification No.)

Two Burlington Square Burlington, Vermont (Address of Principal Executive Offices)	05401 (Zip Code)

Registrant’s Telephone Number: (802) 658-4000

NOT APPLICABLE

Former Name, Former Address and Formal Fiscal Year

If Changed Since Last Report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule12b2). YES  ☒  NO  ☐

At April 16, 2003, there were 36,435,637 shares of the Corporation’s $1.00 par value common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Chittenden Corporation

Consolidated Balance Sheets

(Unaudited)

	March 31, 2003	December 31, 2002
	(in thousands)
Assets
Cash and cash equivalents	$190,537	$192,142
Securities available for sale	1,714,494	1,497,111
FHLB stock	24,356	17,030
Loans held for sale	98,578	94,874
Loans:
Commercial	625,177	568,224
Municipal	82,005	77,820
Real Estate:
Residential	1,238,315	861,706
Commercial	1,314,095	1,103,897
Construction	96,859	85,512

Total Real Estate	2,649,269	2,051,115
Consumer	272,159	276,704

Total Loans	3,628,610	2,973,863
Less: Allowance for loan losses	(56,708)	(48,197)

Net loans	3,571,902	2,925,666
Accrued interest receivable	32,255	27,992
Other real estate owned	37	158
Other assets	48,737	35,269
Premises and equipment, net	72,524	57,074
Mortgage servicing rights	9,306	8,491
Identified intangibles	28,282	9,480
Goodwill	205,579	55,257

Total assets	$5,996,587	$4,920,544

Liabilities:
Deposits:
Demand deposits	$799,506	$684,077
Savings deposits	503,415	400,616
NOW and money market deposits	2,365,768	2,118,539
Certificates of deposit less than $100,000	874,722	691,467
Certificates of deposit $100,000 and over	270,627	231,393

Total deposits	4,814,038	4,126,092
Borrowings	428,597	173,654
Company obligated, mandatorily redeemable securities of subsidiary trust	125,000	125,000
Accrued expenses and other liabilities	77,627	77,006

Total liabilities	5,445,262	4,501,752

Stockholders’ Equity:
Preferred stock—$100 par value authorized—1,000,000 shares; issued and outstanding—none	—	—
Common stock—$1 par value; authorized—60,000,000 shares; issued—40,134,676 in 2003 and 35,748,653 in 2002	40,135	35,749
Surplus	256,057	145,191
Retained earnings	305,139	294,943
Treasury stock, at cost—3,714,309 shares in 2003 and 3,809,183 shares in 2002	(83,254)	(85,382)
Accumulated other comprehensive income	29,331	24,289
Directors deferred compensation to be settled in stock	3,963	4,052
Unearned portion of employee restricted stock	(46)	(50)

Total stockholders’ equity	551,325	418,792

Total liabilities and stockholders’ equity	$5,996,587	$4,920,544

The accompanying notes are an integral part of these consolidated financial statements.

Chittenden Corporation

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended March 31,
	2003	2002
	(in thousands, except per share amounts)
Interest income:
Interest on loans	$47,580	$48,327
Investment securities:
Taxable	18,216	12,783
Tax-favored	46	94
Short-term investments	12	36

Total interest income	65,854	61,240

Interest expense:
Deposits:
Savings	635	1,101
NOW and money market	4,930	7,080
Certificates of deposit under $100,000	4,932	6,307
Certificates of deposit $100,000 and over	1,299	1,575
Borrowings	3,110	663

Total interest expense	14,906	16,726

Net interest income	50,948	44,514
Provision for loan losses	2,050	2,075

Net interest income after provision for loan losses	48,898	42,439

Noninterest income:
Investment management income	3,810	3,972
Service charges on deposit accounts	4,393	3,754
Mortgage servicing income	(757)	690
Gains on sales of loans, net	4,436	2,755
Credit card income, net	903	792
Insurance commissions, net	1,613	937
Gains on sales of securities	1,391	227
Retail investment services	896	574
Other	2,571	2,459

Total noninterest income	19,256	16,160

Noninterest expense:
Salaries	20,282	17,151
Employee benefits	4,857	3,681
Net occupancy expense	5,479	4,921
Amortization of intangibles	511	235
Data Processing	2,501	2,902
Other	8,546	7,156

Total noninterest expense	42,176	36,046

Income before income taxes	25,978	22,553
Income tax expense	9,387	7,730

Net income	$16,591	$14,823

Basic earnings per share	$0.50	$0.46
Diluted earnings per share	0.49	0.46
Dividends per share	0.20	0.19

The accompanying notes are an integral part of these consolidated financial statements.

Chittenden Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2003	2002
	(in thousands)
Cash flows from operating activities:
Net income	$16,591	$14,823
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,050	2,075
Depreciation	1,943	1,901
Amortization of intangible assets	511	235
Amortization of premiums, fees, and discounts, net	2,708	938
Recovery on (provision for) impairment of MSR asset	133	—
Investment securities (gains) losses	(1,391)	(227)
Deferred income taxes	(2,493)	(4,020)
Loans originated for sale	(286,632)	(152,481)
Proceeds from sales of loans	300,215	167,012
Gains on sales of loans, net	(4,436)	(2,755)
Changes in assets and liabilities, net of effect from purchase of acquired companies:
Accrued interest receivable	2,257	723
Other assets	8,711	(2,022)
Accrued expenses and other liabilities	(8,215)	499

Net cash provided by operating activities	31,952	26,701

Cash flows from investing activities:
Cash paid, net of cash acquired in acquisitions	(90,468)	(41,481)
Proceeds from sales (purchases) of Federal Home Loan Bank stock	946	(148)
Proceeds from sales of securities available for sale	81,477	352,142
Proceeds from maturing securities and principal payments on securities available for sale	186,918	97,082
Purchases of securities available for sale	(83,699)	(513,567)
Loans originated, net of principal repayments	(34,989)	26,410
Purchases of premises and equipment	(1,675)	(776)

Net cash provided by (used in) investing activities	58,510	(80,338)

Cash flows from financing activities:
Net (decrease) in deposits	(94,948)	(21,274)
Net increase (decrease) in borrowings	7,841	(5,902)
Proceeds from issuance of treasury and common stock	1,433	1,264
Dividends on common stock	(6,393)	(6,102)

Net cash provided by (used in) financing activities	(92,067)	(32,014)

Net increase (decrease) in cash and cash equivalents	(1,605)	(85,651)
Cash and cash equivalents at beginning of period	192,142	308,023

Cash and cash equivalents at end of period	$190,537	$222,372

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$14,839	$17,014
Income taxes	10,365	260
Non-cash investing and financing activities:
Loans transferred to other real estate owned	20	483
Issuance of treasury and restricted stock	2,127	139
Assets acquired and liabilities assumed through acquisitions:
Fair value of assets acquired	$1,127,585	$267,310
Liabilities assumed	1,038,978	242,968
Equity issued	115,931	—
Cash paid	122,998	53,250
Goodwill	$150,322	$28,908

The accompanying notes are an integral part of these consolidated financial statements.

Chittenden Corporation

Notes to Consolidated Financial Statements

NOTE 1 – ACCOUNTING POLICIES

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results for interim periods are not necessarily indicative of the results of operations for the full year or any other interim period.

The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.

NOTE 2 – RECENTLY ADOPTED ACCOUNTING POLICIES

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, (or VIEs) which addresses consolidation by business enterprises of variable interest entities. FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Under previous guidance, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The Interpretation requires a variable interest entity to be consolidated by a company if that company is the “primary beneficiary” of that entity. The primary beneficiary is subject to a majority of the risk of loss from the VIE’s activities, or is entitled to receive a majority of the VIE’s residual returns, or both. The consolidation requirements of the Interpretation apply immediately to VIEs created after January 31, 2003 and apply to previously established entities in the first interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the VIE was established. Management does not expect that the adoption of FIN 46 will have a significant impact on the Company’s financial position or results of operations.

In October 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 147, Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No 72 and 144 and FASB Interpretation No. 9. This Statement clarifies that an acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the acquisition of a less-than-whole financial institution (often referred to as a branch acquisition) should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill. In the event that the Company were to acquire branch operations that did not meet the definition of a business from another institution in the future, the excess purchase price, if any, over book value, would result in an amortizing intangible asset rather than goodwill.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 145, which rescinded Statement Nos. 4, 44, and 64 and amended Statement No. 13, Accounting for Leases. Statement 145 eliminates the requirement to classify gains and losses from an early extinguishment of debt as an extraordinary item. These provisions of the Statement were effective for the Company’s fiscal year beginning January 1, 2003, and have not had a significant impact on the Company’s financial position or results of operations.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3. The Board decided to address the accounting and reporting for costs associated with exit or disposal activities because entities increasingly are engaging in exit and disposal activities and certain costs associated with those activities were recognized as liabilities at a plan (commitment) date under issue 94-3 that did not meet the definition of a liability in FASB Concepts Statement No. 6, Elements of Financial Statements. The provisions of this Statement were effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a significant impact on the Company’s financial position or results of operations.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others, which clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to a guarantors accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon the issuance of a guarantee, the guarantor recognize a liability for the fair value of the obligation it assumes under that guarantee. Financial and performance stand by letters of credit are included in the scope of FIN 45, while commercial letters of credit are not. The Interpretation’s provisions for initial recognition and measurement are required to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 also contains additional disclosure requirements that require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. Significant guarantees that have been entered into are disclosed in Note 12.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. This statement amends FASB No. 123, Accounting for Stock- Based Compensation. The purpose of this statement is to provide alternative methods of transition for Companies that voluntarily change to the fair value based method of accounting for stock-based employee compensation. The disclosure requirements of FASB 123 are also amended to include disclosure in quarterly financial statements of compensation expense calculated in accordance with FASB No. 123 and these amended disclosure requirements are presented in note 9.

NOTE 3 – ACQUISITIONS AND SALES

On February 28, 2003, Chittenden acquired Granite State Bankshares, Inc., headquartered in Keene, New Hampshire and its subsidiary Granite Bank for $239 million in cash and stock. The transaction has been accounted for as a purchase and, accordingly, the operations of Granite are included in Chittenden’s consolidated financial statements from the date of acquisition.

The purchase price has been allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. The excess of purchase price over the fair value of net tangible and intangible assets acquired has been recorded as goodwill. The fair value of these assets and liabilities is summarized as follows (in thousands):

Cash and cash equivalents	$32,530
FHLB Stock	8,271
Securities available for sale	395,443
Net loans	628,989
Prepaid expenses and other assets	27,258
Premises and equipment	15,781
Identified Intangibles	19,313
Goodwill	150,322
Deposits	(782,894)
Borrowings	(247,102)
Accrued expenses and other liabilities	(8,982)

Total acquisition cost	$238,929

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

Following is supplemental information reflecting selected pro forma results as if these acquisitions had been consummated as of January 1, 2002 (in thousands, except EPS):

	For the three months ended March 31,
	2003	2002
Total revenue	$78,173	$74,080
Income before income taxes	29,584	28,000
Net income	17,687	18,033
Diluted earnings per share (EPS)	0.48	0.49

Total revenue includes net interest income and noninterest income.

NOTE 4 – ACQUIRED INTANGIBLE ASSETS

	As of March 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Core deposit intangibles	$28,541	$5,205	$23,336
Customer list intangible	2,733	25	2,708
Acquired trust relationships	4,000	1,762	2,238

Total	$35,274	$6,992	$28,282

Aggregate Amortization Expense:
For Three Months Ended March 31, 2003	$511
Estimated Amortization Expense:

For year ended 12/31/04	3,347
For year ended 12/31/05	3,019
For year ended 12/31/06	2,910
For year ended 12/31/07	2,910
For year ended 12/31/08	2,910

NOTE 5 – GOODWILL

The changes in the carrying amount of goodwill for the three months ended March 31, 2003 are as follows:

	Commercial Banking Segment	Other Segment	Total
Balance as of January 1, 2003	$51,856	$3,401	$55,257
Goodwill acquired during year	148,671	1,651	150,322
Impairment losses	—	—	—

Balance as of March 31, 2003	$200,527	$5,052	$205,579

NOTE 6 – CAPITAL TRUST SECURITIES

On May 21, 2002, a wholly-owned subsidiary of the Chittenden Corporation (Chittenden), Chittenden Capital Trust I, issued $125 million of 8% trust preferred securities (“Securities”) to the public and invested the proceeds from this offering in an equivalent amount of junior subordinated debentures issued by Chittenden. These debentures are the sole asset of the trust subsidiary. The proceeds from the offering, which was net of $4.4 million of issuance costs, were primarily used to fund the cash consideration paid in the Granite transaction. The Securities pay interest quarterly, are mandatorily redeemable on July 1, 2032 and may be redeemed by the Trust at par any time on or after July 1, 2007. Chittenden has fully and unconditionally guaranteed the Securities issued by the Chittenden Capital Trust I.

Concurrent with the issuance of these securities, Chittenden entered into interest rate swap agreements with two counterparties, in which Chittenden will receive 8% fixed on the notional amount of $125 million, while paying the counterparties a variable rate based on the three month LIBOR (London Interbank Offered Rate), plus approximately 122 basis points.

NOTE 7 – COMPREHENSIVE INCOME

The Company’s comprehensive income for the three-months ended March 31, 2003 and 2002 is presented below (amounts in thousands):

	For the Three Months Ended March 31,
	2003	2002
Net Income	$16,591	$14,823
Unrealized gains/losses on investment securities:
Unrealized holding gains (losses) on securities available for sale, net of tax	5,720	(6,322)
Reclassification adjustments for (gains) losses arising during period, net of tax	(904)	(148)
Accrued minimum pension liability, net of tax	228	0

Total Comprehensive income	$21,635	$8,353

NOTE 8 – EARNINGS PER SHARE

The following table summarizes the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2003	2002
	(in thousands except per share information)
Net income	$16,591	$14,823

Weighted average common shares outstanding	33,493	32,134
Dilutive effect of common stock equivalents	306	403

Weighted average common and common equivalent shares outstanding	33,799	32,537

Basic earnings per share	$0.50	$0.46

Diluted earnings per share	$0.49	$0.46

NOTE 9 – STOCK PLANS

At March 31, 2003, the Company has three stock option plans, which are described more fully in Note 10 of the Company’s Form 10-K. The company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock option-related compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock options granted in the respective periods.

	Period Ending March 31,
	2003	2002
Net Income(Loss) :
As reported	$16,591	$14,823
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,098)	(1,521)

Pro forma	$15,493	$13,302

Earnings (Loss) Per Share:
Basic:
As reported	$0.50	$0.46
Pro forma	$0.46	$0.41
Diluted:
As reported	$0.49	$0.46
Pro forma	$0.46	$0.41

The SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995. The resulting pro forma compensation cost may not be representative of that to be expected in future periods and is primarily affected by the number of stock options granted in a particular period.

NOTE 10 – BUSINESS SEGMENTS

The Company has identified Commercial Banking as its reportable operating business segment based on the fact that the results of operations are viewed as a single strategic unit by the chief operating decision-maker. The Commercial Banking segment is comprised of the six Commercial Banking subsidiaries and Chittenden Connecticut Corporation, which provide similar products and services, have similar distribution methods, types of customers and regulatory responsibilities. Commercial Banking derives its revenue from a wide range of banking services, including lending activities, acceptance of demand, savings and time deposits, merchant credit card services, trust and investment management, data processing, brokerage services, mortgage banking, and loan servicing for investor portfolios.

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

The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies included in Note 1 of the Company’s 2002 Annual Report on Form 10-K. The consolidation adjustments reflect certain eliminations of inter-segment revenue, cash and parent company investments in subsidiaries.

	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
For the Three Months Ended March 31, 2003
(in thousands)
Net interest income (1)	$51,140	(192)	$—	$50,948
Noninterest income	17,643	1,637	(24)	19,256
Provision for loan losses	2,050	—	—	2,050
Noninterest expense	37,729	4,447	—	42,176

Net income (loss) before income tax	29,004	(3,002)	(24)	25,978
Income tax expense/(benefit)	10,343	(956)	—	9,387

Net income (loss)	$18,661	$(2,046)	$(24)	$16,591

End of Period Assets	$6,049,073	$811,898	$(864,384)	$5,996,587

	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
For the Three Months Ended March 31, 2002
(in thousands)
Net interest income (1)	$44,514	$42	$(42)	$44,514
Noninterest income	15,220	951	(11)	16,160
Provision for loan losses	2,075	—	—	2,075
Noninterest expense	35,109	948	(11)	36,046

Net income (loss) before income tax	22,550	45	(42)	22,553
Income tax expense/(benefit)	7,684	46	—	7,730

Net income (loss)	$14,866	$(1)	$(42)	$14,823

End of Period Assets	$4,346,044	$389,086	$(369,321)	$4,365,809

(1)	The Commercial Banking segment derives a majority of its revenue from interest. In addition, management primarily relies on net interest income, not the gross revenue and expense amounts, in managing the segment. Therefore, only the net amount has been disclosed.
(2)	Revenue derived from these non-reportable segments includes insurance commissions from various insurance related products and services, as well as other operations associated with the parent holding company.

NOTE 11 – STOCKHOLDERS’ EQUITY

On April 16, 2003, the Company declared dividends of $0.20 per share or approximately $7.3 million, to be paid on May 16, 2003 to shareholders of record on May 2, 2003.

NOTE 12 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

Financial instruments whose contractual amounts represent off-balance sheet risk at March 31, 2003 (in thousands):

Loans and Other Commitments
Commitments to originate loans	$260,176
Unused home equity lines of credit	33,048
Unused portions of credit card lines	262,461
Unadvanced portions of construction loans	170,629
Equity investment commitments to limited partnerships	9,756

Letters of Credit, excluding Commercial Loans
Notional amount of standby letters of credit fully collateralized by cash	49,869
Notional amount of other standby letters of credit	46,831
Liability associated with letters of credit recorded on balance sheet	525

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Application of Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s annual report on Form 10-K. The Company considers the following accounting policies and related estimates to be the most critical in their potential effect on its financial position or results of operations:

Allowance for Loan Losses. The allowance for loan losses is established through a charge against current earnings to the provision for loan losses. The allowance for loan losses is based on management’s estimate of the amount required to reflect the probable inherent losses in the loan portfolio, based on circumstances and conditions known at each reporting date in accordance with Generally Accepted Accounting Principles (“GAAP”). There are three components of the allowance for loan losses: 1) specific reserves for loans considered to be impaired or for other loans for which management considers a specific reserve to be necessary; 2) allocated reserves based upon management’s formula-based process for assessing the adequacy of the allowance for loan losses; and 3) a non-specific environmentally-driven allowance considered necessary by management based on its assessment of other qualitative factors. The allowance for loan losses is a significant estimate and is regularly reviewed by the Company for adequacy using a consistent, systematic methodology which assesses such factors as changes in the mix and volume of the loan portfolio; trends in portfolio credit quality, including delinquency and charge-off rates; and current economic conditions that may affect a borrower’s ability to repay. Adverse changes in management’s assessment of these factors could lead to additional provisions for loan losses. The Company’s methodology with respect to the assessment of the adequacy of the allowance for loan losses is more fully discussed in its Annual Report on Form 10-K.

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

Income Taxes. The Company must estimate income tax expense in each of the jurisdictions in which it operates for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of March 31, 2003, there were no valuation allowances set aside against any deferred tax assets.

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

Results of Operations

Chittenden Corporation posted first quarter 2003 net income of $0.49 per diluted share, compared to the net income of $0.46 per diluted share posted in the first quarter of last year. Net income for the first quarter of 2003 was $16.6 million, compared to net income of $14.8 million recorded in the same quarter a year ago. Return on average equity (ROE) was 14.53% for the quarter ended March 31, 2003 compared with return on average equity of 16.07% for the same period in 2002. Return on average assets (ROA) was 1.29% for the first quarter of 2003, compared with the return on average assets of 1.44% for the first quarter of last year. This decline from a year ago is attributed to the issuance of additional equity in the Granite acquisition, and higher unrealized gains on available-for-sale securities (average for 2003 was $30.5 million compared to $9 million in 2002). Excluding the effect on ROE of the Granite transaction and the unrealized securities gains, ROE would have been 16.28% in 2003 as compared to 16.46% in 2002. The decline in ROA is attributable to the acquisitions of Granite and ONB, which increased total assets, deposit growth throughout 2002, and the issuance of the trust preferred securities. Excluding the impact of the Granite transaction, ROA would have been 1.34% in 2003.

Net interest income on a tax equivalent basis for the three months ended March 31, 2003 was $51.2 million, up from $44.5 million for the same period a year ago. The yield on earning assets was 4.22% in the first quarter of 2003, compared with 4.61% in the same period of 2002 and 4.38% for the fourth quarter of 2002. Excluding the impact of Granite, the yield on earning assets for the quarter would have been 4.33% and net interest income would have been $48.3 million.

The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the three months ended March 31, 2002 and 2001:

	2003			2002
	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate (1)
	(in thousands)
Assets
Interest-earning assets:
Loans:
Commercial	$587,206	$8,102	5.60%	$554,284	$8,495	6.22%
Municipal	79,167	596	3.01%	85,443	1,015	4.75%
Real estate:
Residential	1,084,715	15,583	5.78%	915,404	15,519	6.81%
Commercial	1,171,050	17,092	5.92%	950,282	15,590	6.65%
Construction	91,210	1,457	6.48%	87,978	1,629	7.51%

Total real estate	2,346,975	34,132	5.87%	1,953,664	32,738	6.77%
Consumer	274,672	4,969	7.34%	336,509	6,435	7.76%

Total loans	3,288,020	47,799	5.88%	2,929,900	48,683	6.72%
Investments:
Taxable	1,578,903	18,216	4.62%	969,794	12,783	5.28%
Tax-favored securities	9,356	66	2.83%	15,041	136	3.67%
Interest-bearing deposits in banks	225	1	2.23%	225	2	3.38%
Federal funds sold	3,267	11	1.34%	8,747	34	1.59%

Total interest-earning assets		66,093	5.46%	3,923,707	61,638	6.34%

Noninterest-earning assets	396,182			295,941
Allowance for loan losses	(51,284)			(46,828)

Total assets	$5,224,669			$4,172,820

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Savings	434,849	635	0.59%	$372,270	$1,101	1.20%
NOW and money market deposits	2,140,083	4,930	0.93%	1,894,571	7,080	1.52%
Certificates of deposit under $100,000	754,295	4,932	2.65%	647,896	6,307	3.95%
Certificates of deposit $100,000 and over	243,019	1,299	2.17%	201,775	1,575	3.17%

Total interest-bearing deposits	3,572,246	11,796	1.34%	3,116,512	16,063	2.09%
Borrowings	281,181	2,106	3.04%	44,586	663	6.03%
Company obligated mandatorily redeemable
Securities of subsidiary trust	125,000	1,004	3.26%	—	—	—
Total interest-bearing liabilities	3,978,427	14,906	1.52%	3,161,098	16,726	2.15%

Noninterest-bearing liabilities:
Demand deposits	706,631			575,281
Other liabilities	76,462			62,293

Total liabilities	4,761,520			3,798,672
Stockholders’ equity	463,149			374,148

Total liabilities and stockholders’ equity	$5,224,669			$4,172,820

Net interest income		$51,187			$44,912

Interest rate spread (2)	3.94%					4.19%
Net yield on earning assets (3)	4.22%					4.61%

(1)	On a fully taxable equivalent basis. Calculated using a Federal income tax rate of 35%. Loan income includes fees.
(2)	Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(3)	Net yield on earning assets is net interest income divided by total interest-earning assets.

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

	Three Months Ended March 31, 2003 compared With 2002
	Increase (Decrease) Due to Change in:		Total Increase (Decrease)
	Average Rate	Average Balance
	(in thousands)
Interest income:
Loans	$(6,090)	$5,206	$(884)
Investments:
Taxable	(1,612)	7,046	5,434
Tax-favored debt securities	(31)	(40)	(71)
Interest-bearing deposits in banks	(1)	0	(1)
Federal funds sold	(5)	(18)	(23)

Total interest income	(7,739)	12,194	4,455

Interest expense:
Savings deposits	557	(91)	466
NOW and money market deposits	2,716	(566)	2,150
Certificates of deposit under $100,000 and other time deposits	2,071	(696)	1,375
Certificates of deposit $100,000 and over	496	(220)	276
Borrowings	329	(2,776)	(2,447)

Total interest expense	6,169	(4,349)	1,820

Change in net interest income	$(1,570)	$7,845	$6,275

Noninterest Income and Noninterest Expense

Noninterest income amounted to $19.3 million for the first quarter of 2003 up from $16.2 million last year. Gains on sales of loans were $4.4 million for the first quarter of 2003 compared with $2.8 million in the first quarter of 2002. The increase is a result of continued heavy mortgage refinancing activity and the acquisition of Granite, which contributed $319,000 in mortgage gains. Service charges on deposits increased $640,000 from a year ago due to continued strong deposit flows and the acquisitions of Granite and Ocean (ONB). Insurance commissions increased $676,000 from the first quarter of 2002 due to higher levels of performance based commissions (up $397,000) based on the Company’s sales performance and loss experience and $162,000 of regular commissions income from Granite’s insurance subsidiary. Retail investment income increased $322,000 from $574,000 for the same quarter a year ago. The increase is primarily attributable to increased sales activity within Chittenden Securities, Inc. brokerage service. Mortgage servicing income was down $1.5 million from 2002 due to higher amortization of mortgage servicing rights, which resulted from continued high prepayment activity on the underlying mortgages. The cash servicing fees collected from mortgage customers were comparable to the 2002 amounts. Gains on sales of investments increased $1.2 million due to the sale of securities to fund a portion of the cash consideration paid in the Granite transaction. These securities had been purchased in 2002 with the proceeds of the Trust Preferred Securities issuance.

Noninterest expenses were $42.2 million for the first quarter of 2003, up from the $36.0 million for the first quarter of 2002. Salaries and employees benefits increased $4.3 million from the first quarter of 2002. Granite represented $1.3 million, the inclusion of ONB for the full quarter (vs. one-month in 2002) accounted for $1.0 million and increased pension costs made up $300,000. The remaining increases were primarily attributable to increases in benefits, particularly medical and dental insurance ($330,000), and other benefits expenses of $300,000, franchise wide. Amortization of intangibles increased $276,000 from the first quarter 2002 to $511,000 due to the amortization of the core deposit intangible (CDI) associated with Granite, the amortization of a customer list intangible associated with Granite’s insurance subsidiary ($25,000) and an additional two months of amortization of Ocean’s CDI ($113,000). Other expenses were up $1.4 million of which $422,000 was attributed to Granite. The remaining increase is associated with impairments relating to the residual value on Chittenden’s auto leasing portfolio of $175,000, increased software amortization of $373,000 and two additional months of ONB in 2003 of $412,000.

Other noninterest expense for quarter ending March 31, 2003 totaled $8.6 million, up from $7.2 million in 2002. The components of other noninterest expense for the quarters presented are as follows:

	Three Months Ended March 31,
	2003	2002
	(in thousands)
Legal and professional	$219	$305
Marketing	702	519
Software and supplies	1,795	1,073
Telephone	726	742
Postage	714	717
Other	4,416	3,800

	$8,572	$7,156

Income Taxes

The Company and its subsidiaries are taxed on their income at the Federal level and by various states in which they do business. Approximately half of the Company’s income is generated in the State of Vermont, which levies franchise taxes on banks based upon average deposit levels in lieu of taxing income. Franchise taxes are included in income tax expense in the consolidated statements of income.

Income tax expense for the first quarter of 2003 was $9.4 million, up from $7.7 million the same period a year ago. Effective tax rates were 36.13% and 34.27% in the respective periods. There were several drivers of the increased effective tax rate, including state taxes (net of federal benefit), whose effective tax rate increased 61 basis points from 2.19% to 2.80% in 2003. Approximately 37 basis points of this increase was due to the legislation passed by the Commonwealth of Massachusetts eliminating the dividends received deduction (DRD) for amounts distributed by Real Estate Investment Trust (REIT) subsidiaries to their parent banks. Prior to the new legislation, parent banking organizations were entitled to a 95% DRD on amounts distributed to it by their REIT subsidiaries. The remainder of the increase in the effective tax rate was attributed to an increase in the proportion of the Company’s taxable income that is generated outside of the state of Vermont. Also contributing to the higher effective tax rate, were proportionately lower levels of tax-exempt interest income, which increased the effective tax rate by 43 basis points, and proportionately lower levels of tax credits from qualified low income housing projects, which increased the effective tax rate by 32 basis points.

Financial Position

The Company invests the majority of its assets in loans and securities. Total assets increased from $4.9 billion at December 31, 2002 to $6.0 billion at March 31, 2003 and total loans increased $655 million from a quarter ago to $3.6 billion as of March 31, 2003. Granite contributed total assets of $1.3 billion and total loans of $625 million. Commercial loans increased approximately $57 million and commercial real estate loans increased $210 million from the previous quarter, with Granite accounting for approximately $36 million and $195 million of these amounts. Residential real estate loans increased $377 million from December 31, 2002, with the Granite acquisition accounting for substantially all of the increase. Runoff of consumer loans slowed considerably from prior quarters. Net of the Granite acquisition, consumer loans declined from $277 million a quarter ago to $267 million at March 31, 2003.

Total deposits at March 31, 2003 were $4.8 billion, up $688 million from December 31, 2002 and up $930 million from March 31, 2002. These increases were primarily due to the acquisition of Granite, which contributed $806 million in deposits. Borrowings increased $255 million from December 31, 2002, of which Granite represented $237 million.

Credit Quality

Nonperforming assets include nonaccrual loans and foreclosed real estate (Other Real Estate Owned). As of March 31, 2003, nonperforming assets were $15.0 million compared with $14.1 million in the first quarter of 2002 and $15.0 million at December 31, 2002. Included in the March 31, 2003 nonperforming assets is approximately $1.1 million attributed to Granite so that within the other affiliate banks NPAs declined by a similar amount. Net charge-off activity totaled $1.5 million for the first quarter of 2003, compared to $931,000 for the same period in 2002. The allowance for loan losses was $56.7 million at March 31, 2003, up from $49.4 million a year ago, and $48.2 million at December 31, 2002. The acquisition of Granite led to $8.0 million of the increase from the prior balances.

A summary of credit quality follows:

	3/31/03	12/31/02	3/31/02
	(in thousands)
Loans on nonaccrual	$14,724	$14,576	$13,447
Troubled debt restructurings	220	225	272
Other real estate owned (OREO)	37	158	351

Total nonperforming assets (NPAs)	$14,981	$14,959	$14,070

Loans past due 90 days or more and still accruing interest	$3,106	$2,953	$3,430
Allowance for loan losses	56,708	48,197	49,384
NPAs as % of loans plus OREO	0.40%	0.49%	0.46%
Allowance as % of loans	1.52%	1.57%	1.61%
Allowance as % of nonperforming loans	379.48%	325.64%	359.97%

Provisions for and activity in the allowance for loan losses are summarized as follows:

	Three Months Ended March 31,
	2003	2002
	(in thousands)
Beginning balance	$48,197	$45,268
Provision for loan losses	2,050	2,075
Allowance acquired through acquisitions	7,937	2,972
Loans charged off	(2,250)	(1,886)
Loan recoveries	774	955

Ending balance	$56,708	$49,384

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

Adequacy of the allowance is determined using a consistent, systematic methodology which analyzes the size and risk of the loan portfolio. In addition to evaluating the collectibility of specific loans when determining the adequacy of the allowance for loan losses, management also takes into consideration other factors such as changes in the mix and volume of the loan portfolio, historic loss experience, the amount of the delinquencies and loans adversely classified, and economic trends. The adequacy of the allowance for loan losses is assessed by an allocation process whereby specific loss allocations are made against certain adversely classified loans, and general loss allocations are made against segments of the loan portfolio which have similar attributes. The Company’s historical loss experience, industry trends, and the impact of the local and regional economy on the Company’s borrowers, were considered by management in determining the adequacy of the allowance for loan losses. For a full discussion on the Company’s allowance for loan loss policies see “Allowance for Loan Loss” in the Company’s 2002 annual report on Form 10-K.

Mortgage Servicing Rights

The following table summarizes of activity for mortgage servicing rights purchased and originated for three months ended March 31, 2003:

	Purchased	Originated	Total
	(in thousands)
Balance at December 31, 2002	$982	$7,509	$8,491
MSRs Acquired from Granite	—	1,480	1,480
Additions	—	1,296	1,296
Amortization	(284)	(1,810)	(2,094)
Recovery (Provision for) Impairment	34	99	133

Balance at March 31, 2003	$732	$8,574	$9,306

At March 31, 2003 an $8.3 million balance of the impairment valuation allowance was necessary to recognize the excess of the mortgage servicing rights’ book value over their current fair value. A precipitous drop in market mortgage interest rates and the resultant acceleration of prepayment speeds in late 2002 necessitated this valuation allowance.

Capital

The Company periodically repurchases its own stock under a share repurchase program originally authorized by the Board of Directors on January 19, 2000. Subsequent authorizations have increased the number of shares authorized to be repurchased under the program to six million shares. As of March 31, 2003, the Company has repurchased 4.2 million shares at a total cost of $93 million under this program. Based on the resolution passed by the Corporation’s Board of Directors, the Company has until December 31, 2003 to purchase the remaining 1.8 million shares authorized.

Stockholders’ equity totaled $551.3 million at March 31, 2003, compared to $418.8 million at year-end 2002. The current level reflects the issuance of $116 million in common stock as consideration in the Granite transaction, net income of $16.6 million less dividends paid to shareholders totaling $7.3 million. Accumulated other comprehensive income increased $5.0 million to $29.3 million at March 31, 2003. “Tier One” capital, consisting entirely of common equity, measured 9.22% of risk-weighted assets at March 31, 2003. Total capital, including the “Tier Two” allowance for loan losses, was 10.47% of risk-weighted assets. The leverage capital ratio was 8.10%. These ratios placed Chittenden in the “well-capitalized” category according to regulatory standards.

Liquidity

The Company’s liquidity and rate sensitivity are monitored by the asset and liability committee, based upon policies approved by the Board of Directors. The measure of an institution’s liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. The Company’s affiliate banks generate significant amounts of low cost funds through their deposit gathering operations. For the quarter ended March 31, 2003, the Company’s ratio of average loans to average deposits was approximately 76.9%. At March 31, 2003, the Company maintained cash balances and short-term investments of approximately $222.4 million, compared with $192.1 million at December 31, 2002. Borrowings at March 31, 2003 were $428.6 million compared to $173.7 million on December 31, 2002. The increase was primarily attributable to acquisition of Granite, which accounted for $237 million.

In addition, the Company has available borrowing capacity under certain programs including Federal Home Loan Bank borrowings, Treasury Tax & Loan borrowings, repo lines with investment banks, and advised Fed Funds lines totaling more than $1.0 billion. The Company also has an active shelf registration statement in which an additional $225 million in debt securities, common stock, preferred stock, or warrants may be offered from time to time.

Aggregate Contractual Obligations

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
FHLB borrowings	$272,644	$57,164	$60,092	$—	$155,388
Trust preferred securities	125,000	—	—	—	125,000
Data processing contract	19,348	8,565	10,783	—	—
Equity investments commitments to limited partnerships	9,756	2,250	7,280	226	—
Operating leases	23,999	4,719	11,941	2,156	5,183

Total	$450,747	$72,698	$90,096	$2,382	$285,571

Item 3. Qualitative and Quantitative Disclosures About Market Risk

To measure the sensitivity of its income to changes in interest rates, the Company uses a variety of methods, including simulation, valuation techniques and gap analyses. Interest-rate risk is the sensitivity of income to variations in interest rates over both short-term and long-term horizons. The primary goal of interest-rate management is to control this risk within limits approved by the Board of Directors. These limits and guidelines reflect the Company’s tolerance for interest-rate risk. The Company attempts to control interest-rate risk by identifying exposures, quantifying them and taking appropriate actions. For a full discussion of interest-rate risk see “Liquidity and Rate Sensitivity” in the Company’s 2002 annual report on Form 10-K. There has not been a material change in the Company’s interest-rate exposure or its anticipated market risk during the current period.

Item 4. Controls and Procedures

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

The Company’s fourth quarter 2002 press release announcing earnings and quarterly dividends, as well as a copy of the quarterly comparative financial statements was filed on Form 8-K on January 16, 2003.

The Company’s press release announcing the completion of its acquisition of Granite Bank was filed on Form 8-K on February 28, 2003.

A slide presentation distributed at the Keefe, Bruyette & Woods Eastern Regional Bank Symposium on March 6, 2003 was filed on Form 8-K on March 6, 2003.

CHITTENDEN CORPORATION

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHITTENDEN CORPORATION Registrant

Date April 25, 2003	/s/ PAUL A. PERRAULT
Paul A. Perrault Chairman, President and Chief Executive Officer

Date April 25, 2003	/s/ KIRK W. WALTERS
Kirk W. Walters Executive Vice President, Treasurer, and Chief Financial Officer

CERTIFICATION

I, Paul A. Perrault, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Chittenden Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 25, 2003	/s/ PAUL A. PERRAULT
Chairman, President, and Chief Executive Officer

CERTIFICATION

I, Kirk W. Walters, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Chittenden Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 25, 2003	/s/ KIRK W. WALTERS
Executive Vice President and Chief Financial Officer