Form 10-Q
period 2003-06-30
CHITTENDEN CORP /VT/
filed 2003-07-28
CIK 200138

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Six Months Ended June 30, 2003

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

At July 17, 2003, there were 36,496,532 shares of the Corporation’s $1.00 par value common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Chittenden Corporation

Consolidated Balance Sheets

(Unaudited)

	June 30, 2003	December 31, 2002
	(in thousands)
Assets
Cash and cash equivalents	$212,674	$192,142
Securities available for sale	1,769,715	1,497,111
FHLB stock	24,356	17,030
Loans held for sale	97,500	94,874
Loans:
Commercial	632,816	568,224
Municipal	54,917	77,820
Real Estate:
Residential	1,199,021	861,706
Commercial	1,324,943	1,103,897
Construction	113,044	85,512

Total Real Estate	2,637,008	2,051,115
Consumer	272,085	276,704

Total Loans	3,596,826	2,973,863
Less: Allowance for loan losses	(57,591)	(48,197)

Net loans	3,539,235	2,925,666

Accrued interest receivable	30,208	27,992
Other real estate owned	30	158
Other assets	46,571	35,269
Premises and equipment, net	73,742	57,074
Mortgage servicing rights	8,686	8,491
Identified intangibles	24,243	9,480
Goodwill	215,721	55,257

Total assets	$6,042,681	$4,920,544

Liabilities:
Deposits:
Demand deposits	$864,526	$684,077
Savings deposits	512,775	400,616
NOW and money market deposits	2,392,303	2,118,539
Certificates of deposit less than $100,000	848,320	691,467
Certificates of deposit $100,000 and over	249,250	231,393

Total deposits	4,867,174	4,126,092
Borrowings	399,027	173,654
Company obligated, mandatorily redeemable securities of subsidiary trust	125,000	125,000
Accrued expenses and other liabilities	83,829	77,006

Total liabilities	5,475,030	4,501,752

Stockholders’ Equity:
Preferred stock—$100 par value authorized—1,000,000 shares; issued and outstanding—none	—	—
Common stock—$1 par value; authorized—60,000,000 shares; issued—40,134,875 in 2003 and 35,748,653 in 2002	40,135	35,749
Surplus	255,973	145,191
Retained earnings	316,472	294,943
Treasury stock, at cost—3,637,945 shares in 2003 and 3,809,183 shares in 2002	(81,543)	(85,382)
Accumulated other comprehensive income	32,546	24,289
Directors deferred compensation to be settled in stock	4,111	4,052
Unearned portion of employee restricted stock	(43)	(50)

Total stockholders’ equity	567,651	418,792

Total liabilities and stockholders’ equity	$6,042,681	$4,920,544

The accompanying notes are an integral part of these consolidated financial statements.

Chittenden  Corporation

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands, except per share amounts)
Interest income:
Interest on loans	$52,543	$49,656	$100,124	$97,983
Investment securities:
Taxable	18,511	15,328	36,727	28,110
Tax-favored	42	114	87	209
Short-term investments	123	6	135	42

Total interest income	71,219	65,104	137,073	126,344

Interest expense:
Deposits:
Savings	623	1,130	1,258	2,231
NOW and money market	4,659	6,812	9,589	13,882
Certificates of deposit under $100,000	4,694	5,758	9,626	12,064
Certificates of deposit $100,000 and over	1,288	1,583	2,587	3,169
Borrowings	3,855	1,484	6,965	2,147

Total interest expense	15,119	16,767	30,025	33,493

Net interest income	56,100	48,337	107,048	92,851
Provision for loan losses	2,050	1,691	4,100	3,766

Net interest income after provision for loan losses	54,050	46,646	102,948	89,085

Noninterest income:
Investment management income	3,841	3,913	7,652	7,885
Service charges on deposit accounts	4,735	4,098	9,128	7,852
Mortgage servicing income	(829)	625	(1,587)	1,315
Gains on sales of loans, net	6,099	1,860	10,535	4,615
Credit card income, net	970	897	1,873	1,689
Gains on sales of securities	9,654	95	11,044	323
Insurance commissions, net	1,531	882	3,144	1,819
Retail investment services	1,314	676	2,210	1,250
Other	2,469	2,517	5,041	4,975

Total noninterest income	29,784	15,563	49,040	31,723

Noninterest expense:
Salaries	23,668	18,491	43,949	35,642
Employee benefits	5,145	3,959	10,002	7,640
Net occupancy expense	6,198	4,859	11,676	9,780
Other Real Estate Owned, Net	(106)	7	(119)	(161)
Amortization of intangibles	727	348	1,238	583
Data Processing	2,161	2,818	4,661	5,720
Information Technology Conversion	6,800	—	6,800	—
Other	9,667	8,115	18,229	15,439

Total noninterest expense	54,260	38,597	96,436	74,643

Income before income taxes	29,574	23,612	55,552	46,165
Income tax expense	10,947	8,297	20,334	16,027

Net income	$18,627	$15,315	$35,218	$30,138

Basic earnings per share	$0.51	$0.48	$1.01	$0.94
Diluted earnings per share	0.51	0.47	1.00	0.92
Dividends per share	0.20	0.20	0.40	0.39

The accompanying notes are an integral part of these consolidated financial statements.

Chittenden Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2003	2002
	(in thousands)
Cash flows from operating activities:
Net income	$35,218	$30,138
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,100	3,766
Depreciation	4,273	3,709
Amortization of intangible assets	1,238	583
Amortization of premiums, fees, and discounts, net	5,895	1,597
Recovery on (provision for) impairment of MSR asset	622	—
Investment securities (gains) losses	(11,044)	(323)
Deferred income taxes	(9,739)	(3,430)
Loans originated for sale	(715,571)	(275,652)
Proceeds from sales of loans	736,331	302,919
Gains on sales of loans, net	(10,535)	(4,615)
Changes in assets and liabilities, net of effect from purchase of acquired companies:
Accrued interest receivable	4,304	(3,232)
Other assets	11,908	(4,131)
Accrued expenses and other liabilities	2,588	(332)

Net cash provided by operating activities	59,588	50,997

Cash flows from investing activities:
Cash paid, net of cash acquired in acquisitions	(90,468)	(41,481)
Proceeds from sales (purchases) of Federal Home Loan Bank stock	946	(148)
Proceeds from sales of securities available for sale	402,045	424,035
Proceeds from maturing securities and principal payments on securities available for sale	305,385	162,147
Purchases of securities available for sale	(566,569)	(938,616)
Loans originated, net of principal repayments	(8,022)	77,103
Purchases of premises and equipment	(7,618)	(2,053)

Net cash provided by (used in) investing activities	35,699	(319,013)

Cash flows from financing activities:
Net (decrease) in deposits	(41,812)	(81,479)
Net increase (decrease) in borrowings	(21,729)	126,645
Issuance of trust preferred securities	—	120,558
Proceeds from issuance of treasury and common stock	2,475	2,701
Dividends on common stock	(13,689)	(12,548)

Net cash provided by (used in) financing activities	(74,755)	155,877

Net increase (decrease) in cash and cash equivalents	20,532	(112,139)
Cash and cash equivalents at beginning of period	192,142	308,023

Cash and cash equivalents at end of period	$212,674	$195,884

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$29,319	$32,560
Income taxes	28,968	14,387
Non-cash investing and financing activities:
Loans transferred to other real estate owned	196	952
Issuance of treasury and restricted stock	3,839	138
Assets acquired and liabilities assumed through acquisitions:
Fair value of assets acquired	$1,119,309	$267,310
Fair value of liabilities assumed	1,040,843	242,968
Equity issued	115,931	—
Cash paid	122,998	53,250

Goodwill	$160,463	$28,908

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

NOTE 2—RECENTLY ADOPTED ACCOUNTING POLICIES

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

NOTE 3—ACQUISITIONS AND SALES

On February 28, 2003, Chittenden acquired Granite State Bankshares, Inc., headquartered in Keene, New Hampshire and its subsidiary Granite Bank for $239 million in cash and stock. The transaction has been accounted for as a purchase and, accordingly, the operations of Granite Bank are included in Chittenden’s consolidated financial statements from the date of acquisition.

The purchase price has been allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. The excess of purchase price over the fair value of net tangible and intangible assets acquired has been recorded as goodwill. The fair value of these assets and liabilities is summarized as follows (in thousands):

Cash and cash equivalents	$32,530
FHLB Stock	8,271
Securities available for sale	395,443
Net loans	628,072
Prepaid expenses and other assets	26,981
Premises and equipment	13,387
Identified Intangibles	19,313
Goodwill	160,463
Deposits	(782,894)
Borrowings	(247,102)
Accrued expenses and other liabilities	(15,535)

Total acquisition cost	$238,929

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

Following is supplemental information reflecting selected pro forma results as if these acquisitions had been consummated as of the beginning of the earliest period presented, January 1, 2002 (in thousands, except EPS):

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Total revenue	$85,071	$75,501	$163,839	$149,254
Income before income taxes	28,761	28,511	58,316	55,982
Net income	18,126	18,218	36,432	35,959
Diluted earnings per share (EPS)	$0.49	$0.49	$0.99	$0.97

Total revenue includes net interest income and noninterest income.

NOTE 4—ACQUIRED INTANGIBLE ASSETS

	As of June 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Core deposit intangibles	$28,541	9,099	$19,442
Customer list intangible	2,733	100	2,633
Acquired trust relationships	4,000	1,832	2,168

Total	$35,274	$11,031	$24,243

Aggregate Amortization Expense:

For three months ended June 30, 2003	$727

For six months ended June 30, 2003	$1,238

Estimated Amortization Expense:

For year ended 12/31/04	$3,347

For year ended 12/31/05	3,019

For year ended 12/31/06	2,910

For year ended 12/31/07	2,910

For year ended 12/31/08	2,910

NOTE 5—GOODWILL

The changes in the carrying amount of goodwill for the six months ended June 30, 2003 are as follows:

	Commercial Banking Segment	Other Segment	Total
Balance as of December 31, 2002	$50,205	$5,052	$55,257
Goodwill acquired during year	160,464	—	160,464
Impairment losses	—	—	—

Balance as of June 30, 2003	$210,669	$5,052	$215,721

NOTE 6—CAPITAL TRUST SECURITIES

On May 21, 2002, a wholly-owned subsidiary of the Chittenden Corporation (Chittenden), Chittenden Capital Trust I, issued $125 million of 8% trust preferred securities (“Securities”) to the public and invested the proceeds from this offering in an equivalent amount of junior subordinated debentures issued by Chittenden. These debentures are the sole asset of the trust subsidiary. The proceeds from the offering, which was net of $4.4 million of issuance costs, were primarily used to fund the cash consideration paid in the Granite Bank transaction. The Securities pay interest quarterly, are mandatorily redeemable on July 1, 2032 and may be redeemed by the Trust at par any time on or after July 1, 2007. Chittenden has fully and unconditionally guaranteed the Securities issued by the Chittenden Capital Trust I.

Concurrent with the issuance of these securities, Chittenden entered into interest rate swap agreements with two counterparties, in which Chittenden will receive 8% fixed on the notional amount of $125 million, while paying the counterparties a variable rate based on the three month LIBOR (London Interbank Offered Rate), plus approximately 122 basis points.

NOTE 7—COMPREHENSIVE INCOME

The Company’s comprehensive income for the three and six months ended June 30, 2003 and 2002 is presented below (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Net Income	$18,627	$15,315	$35,218	$30,138
Unrealized gains/losses on investment securities:
Unrealized holding gains (losses) on securities available for sale, net of tax	9,261	14,515	14,980	8,193
Reclassification adjustments for (gains) losses arising during period, net of tax	(6,275)	(62)	(7,179)	(210)
Accrued minimum pension liability, net of tax	228	—	455	—

Total Comprehensive income	$21,841	$29,768	$43,474	$38,121

NOTE 8—EARNINGS PER SHARE

The following table summarizes the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands except per share information)
Net income	$18,627	$15,315	$35,218	$30,138

Weighted average common shares outstanding	36,475	32,219	34,993	32,177
Dilutive effect of common stock equivalents	290	466	282	434

Weighted average common and common equivalent shares	36,765	32,685	35,275	32,611

Basic earnings per share	$0.51	$0.48	$1.01	$0.94
Diluted earnings per share	$0.51	$0.47	$1.00	$0.92

The following table summarizes options that could potentially dilute earnings per share in the future which were not included in the computation of the common stock equivalents because to do so would have been antidilutive:

	Three Months Ending June 30,		Six Months Ending June 30,
	2003	2002	2003	2002
Anti-dilutive options	813,326	217,634	937,147	245,451
Weighted average exercise price	$30.09	$34.38	$29.69	$34.01

NOTE 9—STOCK PLANS

The Company has three stock option plans, which are described more fully in Note 10 of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K. The company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock option-related compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock options granted in the respective periods.

	Three Months Ending June 30,		Six Months Ending June 30,
	2003	2002	2003	2002
Net Income:
As reported	$18,627	$15,315	$35,218	$30,138
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	73	380	1,157	1,901

Pro forma	$18,554	$14,935	$34,061	$28,237

Earnings Per Share:
Basic:
As reported	$0.51	$0.48	$1.01	$0.94
Pro forma	0.51	0.46	0.97	0.88
Diluted:
As reported	$0.51	$0.47	$1.00	$0.92
Pro forma	0.50	0.46	0.97	0.87

The SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995. The resulting pro forma compensation cost may not be representative of that to be expected in future periods and is primarily affected by the number of stock options granted in a particular period.

NOTE 10—BUSINESS SEGMENTS

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

The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies included in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K. The consolidation adjustments reflect certain eliminations of inter-segment revenue, cash and parent company investments in subsidiaries.

For the Three Months Ended June 30, 2003 (in thousands)	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Net interest income (1)	$56,772	$(672)	—	$56,100
Noninterest income	28,242	1,626	(84)	29,784
Provision for loan losses	2,050	—	—	2,050
Noninterest expense	49,064	5,280	(84)	54,260

Net income (loss) before income tax	33,900	(4,326)	—	29,574
Income tax expense/(benefit)	12,310	(1,363)	—	10,947

Net income (loss)	$21,590	$(2,963)	—	$18,627

End of Period Assets	$6,037,730	$834,719	$(829,768)	$6,042,681

For the Three Months Ended June 30, 2002 (in thousands)	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Net interest income (1)	$48,698	$(361)	—	$48,337
Noninterest income	14,683	880	—	15,563
Provision for loan losses	1,691	—	—	1,691
Noninterest expense	37,660	937	—	38,597

Net income (loss) before income tax	24,030	(418)	—	23,612
Income tax expense/(benefit)	8,403	(106)	—	8,297

Net income (loss)	$15,627	$(312)	—	$15,315

End of Period Assets	$4,579,552	$520,178	$(504,158)	$4,595,572

For the Six Months Ended June 30, 2003 (in thousands)	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Net interest income (1)	$107,921	$(873)	—	$107,048
Noninterest income	45,848	3,300	(108)	49,040
Provision for loan losses	4,100	—	—	4,100
Noninterest expense	86,795	9,749	(108)	96,436

Net income (loss) before income tax	62,874	(7,322)	—	55,552
Income tax expense/(benefit)	22,707	(2,373)	—	20,334

Net income (loss)	$40,167	$(4,949)	—	$35,218

End of Period Assets	$6,037,730	$834,719	$(829,768)	$6,042,681

For the Six Months Ended June 30, 2002 (in thousands)	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Net interest income (1)	$93,170	$(319)	—	$92,851
Noninterest income	29,903	1,831	(11)	31,723
Provision for loan losses	3,766	—	—	3,766
Noninterest expense	72,769	1,885	(11)	74,643

Net income (loss) before income tax	46,538	(373)	—	46,165
Income tax expense/(benefit)	16,087	(60)	—	16,027

Net income (loss)	$30,451	$(313)	—	$30,138

End of Period Assets	$4,579,552	$520,178	$(504,158)	$4,595,572

(1)	The Commerical Banking segment derives a majority of its revenue from interest. In addition, management primarily relies on net interest income, not the gross revenue and expense amounts, in managing the segment. Therefore, only the net amount has been disclosed.
(2)	Revenue derived from these non-reportable segments includes insurance commissions from various insurance related products and services, as well as other operations associated with the parent holding company.

NOTE 11—STOCKHOLDERS’ EQUITY

On July 17, 2003, the Company declared dividends of $0.20 per share or approximately $7.3 million, to be paid on August 15, 2003 to shareholders of record on August 1, 2003.

NOTE 12—FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

Financial instruments whose contractual amounts represent off-balance sheet risk at June 30, 2003 (in thousands):

Loans and Other Committments
Commitments to originate loans	$292,603
Unused home equity lines of credit	277,274
Other unused lines of credit	30,352
Unadvanced portions of construction loans	186,568
Equity investment commitments to limited partnerships	9,921

Standby Letters of Credit
Notional amount of standby letters of credit fully collateralized by cash	41,101
Notional amount of other standby letters of credit	50,480
Liability associated with letters of credit recorded on balance sheet	734

NOTE 13—RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, the Statement requires an issuer to classify certain instruments with specific characteristics described in it as liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect that the adoption of Statement No. 150 will have a significant impact on either its financial position or results of operations.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Statement No. 149 amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in paragraph 6(b) of Statement 133, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation No.45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contract as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Management does not expect that the adoption of Statement No. 149 will have a significant impact on either its financial position of results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Application of Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s Form 10-K for the year-ended December 31, 2002. The Company considers the following accounting policies and related estimates to be the most critical in their potential effect on its financial position or results of operations:

Allowance for Loan Losses. The allowance for loan losses is established through a charge against current earnings to the provision for loan losses. The allowance for loan losses is based on management’s estimate of the amount required to reflect the probable inherent losses in the loan portfolio, based on circumstances and conditions known at each reporting date in accordance with Generally Accepted Accounting Principles (“GAAP”). There are three components of the allowance for loan losses: 1) specific reserves for loans considered to be impaired or for other loans for which management considers a specific reserve to be necessary; 2) allocated reserves based upon management’s formula-based process for assessing the adequacy of the allowance for loan losses; and 3) a non-specific environmentally-driven allowance considered necessary by management based on its assessment of other qualitative factors. The allowance for loan losses is a significant estimate and is regularly reviewed by the Company for adequacy using a consistent, systematic methodology which assesses such factors as changes in the mix and volume of the loan portfolio; trends in portfolio credit quality, including delinquency and charge-off rates; and current economic conditions that may affect a borrower’s ability to repay. Adverse changes in management’s assessment of these factors could lead to additional provisions for loan losses. The Company’s methodology with respect to the assessment of the adequacy of the allowance for loan losses is more fully discussed in its Form 10-K.

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

Income Taxes. The Company must estimate income tax expense in each of the jurisdictions in which it operates for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of June 30, 2003, there were no valuation allowances set aside against any deferred tax assets.

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

Results of Operations

Chittenden Corporation posted second quarter 2003 net income of $0.51 per diluted share, compared to $0.47 per diluted share posted in the second quarter of last year. Net income for the second quarter of 2003 was $18.6 million, compared to $15.3 million recorded in the same quarter a year ago and $16.6 million for the first quarter of 2003. Return on average equity (ROE) was 13.34% for the quarter ended June 30, 2003 compared with 15.95% for the same period in 2002. Return on average assets (ROA) was 1.26% for the second quarter of 2003, compared with 1.38% for the second quarter of last year. The decline in ROE from a year ago is attributed to the Granite Bank acquisition, and higher unrealized gains on securities available for sale. The decline in ROA is attributable to the acquisition of Granite Bank, which increased total assets at a lower earning rate.

Net interest income on a tax equivalent basis for the three months ended June 30, 2003 was $56.4 million, up from $48.7 million for the same period a year ago. The yield on earning assets was 4.14% in the second quarter of 2003, compared with 4.69% in the same period of 2002 and 4.22% for the first quarter of 2003. For the first six months of 2003, net interest income on a tax equivalent basis was $107.6 million compared with $93.6 million for the same period of 2002. The yield on earnings assets was 4.18% in 2003 down from 4.65% in the previous year. The increases in net interest income on both a quarter and year-to-date basis are a result of the Granite Bank acquisition.

The following table illustrates the impact of the Granite acquisition on net interest income, earning assets, and net yields in the 2003 periods:

	QTD 3/31/03			QTD 6/30/03			YTD 6/30/03
	Tax-Equivalent Net Int Inc	Earning Assets	Net Yield	Tax-Equivalent Net Int Inc	Earning Assets	Net Yield	Tax-Equivalent Net Int Inc	Earning Assets	Net Yield
As reported	$51,187	$4,879,771	4.22%	$56,399	$5,456,572	4.14%	$107,586	$5,169,709	4.18%
Impact of:
Granite acquisition	2,179	370,501	2.39%	8,587	1,026,525	3.36%	10,766	698,513	3.11%

Excluding Granite	$49,008	$4,509,270	4.33%	$47,812	$4,430,047	4.29%	$96,820	$4,471,196	4.33%

As the table illustrates, approximately 15 basis points of the decline in the net yield from the first six months of 2002 to the same period of 2003 is due to the Granite Bank acquisition and its lower net yield. On a linked quarter basis, net yields on earning on earning assets declined from 4.22% in the first of 2003 to 4.14% in the second quarter. However, after excluding the impact of the Granite Bank acquisition, net yields declined only four basis points. Management believes the presentation of the preceeding measures excluding the Granite Bank acquisition enhance the understanding of readers of this report and its impact on Chittenden’s business.

The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the three months and six months ended June 30, 2003 and 2002:

For the Three Months Ended June 30, 2003			For the Three Months Ended June 30, 2002				For the Six Months Ended June 30, 2003			For the Six Months Ended June 30, 2002
Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)	Description	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)
						ASSETS
						Interest-Earning Assets:
						Loans:
$ 618,983	$8,796	5.70%	$577,932	$8,782	6.10%	Commercial	$603,684	$16,898	5.64%	$566,206	$17,233	6.14%
72,894	792	4.35%	84,786	935	4.41%	Municipal	76,021	1,388	3.65%	85,109	1,948	4.58%
						Real Estate:
1,302,745	18,259	5.61%	950,808	16,090	6.78%	Residential	1,194,178	33,842	5.68%	933,142	31,757	6.83%
1,320,561	18,606	5.65%	1,037,386	16,489	6.38%	Commercial	1,245,908	35,698	5.78%	994,083	31,919	6.48%
106,758	1,476	5.54%	84,710	1,734	8.21%	Construction	98,996	2,933	5.97%	86,344	3,424	8.00%

2,730,064	38,341	5.63%	2,072,904	34,313	6.63%	Total Real Estate	2,539,082	72,473	5.74%	2,013,569	67,100	6.70%
273,858	4,897	7.17%	311,521	5,962	7.68%	Consumer	274,254	9,866	7.25%	323,950	12,394	7.72%

3,695,799	52,826	5.73%	3,047,143	49,992	6.58%	Total loans	3,493,041	100,625	5.80%	2,988,834	98,675	6.65%
						Investments:
1,710,561	18,511	4.33%	1,095,216	15,328	5.60%	Taxable	1,645,015	36,727	4.47%	1,032,851	28,110	5.45%
10,274	58	2.32%	19,697	162	3.31%	Tax-Favored Securities	9,817	124	2.54%	17,382	299	3.46%
203	1	1.98%	225	2	3.40%	Interest-Bearing Deposits	214	2	2.02%	225	4	3.39%
39,735	122	1.23%	827	4	1.96%	Federal Funds Sold	21,622	133	1.25%	4,765	38	1.63%

5,456,572	71,518	5.25%	4,163,108	65,488	6.30%	Total Interest-Earning Assets	5,169,709	137,611	5.35%	4,044,057	127,126	6.32%

543,499			322,685			Noninterest-Earning Assets	470,245			316,639
(57,030)			(49,530)			Allowance for Loan Losses	(54,174)			(48,186)

$5,943,041			$4,436,263			Total Assets	$5,585,780			$4,312,510

						LIABILITIES AND STOCKHOLDERS’ EQUITY
						Interest-Bearing Liabilities:

505,310	623	0.49%	$390,679	1,130	1.16%	Savings	470,278	1,258	0.54%	$376,798	2,231	1.19%
2,377,141	4,659	0.79%	1,949,626	6,812	1.40%	NOW and money market accounts	2,258,067	9,589	0.86%	1,921,719	13,882	1.46%
864,357	4,694	2.18%	676,065	5,758	3.42%	Certificates of deposit under $100,000	809,683	9,626	2.40%	662,057	12,064	3.67%
262,179	1,288	1.97%	229,598	1,583	2.77%	Certificates of deposit $100,000and over	252,594	2,587	2.07%	216,294	3,169	2.95%

4,008,987	11,264	1.13%	3,245,968	15,283	1.89%	Total Interest-Bearing Deposits	3,790,622	23,060	1.23%	3,176,868	31,346	1.99%
387,230	2,865	2.97%	79,378	962	4.86%	Borrowings	335,656	4,971	2.99%	62,079	1,625	5.28%
125,000	990	3.18%	56,319	522	3.72%	Company obligated mandatorily redeemable securities of subsidiary trust	125,000	1,994	3.22%	28,315	522	3.72%

4,521,217	15,119	1.34%	3,381,665	16,767	1.99%	Total Interest-Bearing Liabilities	4,251,278	30,025	1.42%	3,267,262	33,493	2.07%

						NonInterest-Bearing Liabilities:
788,966			605,606			Demand Deposits	748,019			603,376
72,649			63,953			Other Liabilities	74,533			62,248

5,382,832			4,051,224			Total Liabilities	5,073,830			3,932,886
560,209			385,039			Stockholders’ Equity	511,950			379,624

$5,943,041			$4,436,263			Total Liabilities and Stockholders’ Equity	$5,585,780			$4,312,510

	$56,399			$48,721		Net Interest Income		$107,586			$93,633

		3.91%			4.31%	Interest Rate Spread (2)			3.93%			4.25%
		4.14%			4.69%	Net Yield on Earning Assets (3)			4.18%			4.65%

(1)	On a fully taxable equivalent basis, calculated using a Federal income tax rate of 35%. Loan income includes fees.
(2)	Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(3)	Net yield on earning assets is net interest income divided by total interest-earning assets

The significant declines noted in the yield on earning assets and the costs of interest-bearing liabilities relate to the numerous reductions in federal funds rates by the Federal Reserve during 2002 and 2003 and the resulting declines in market interest rates.

The following table attributes changes in the Company’s net interest income (on a fully taxable equivalent basis) to changes in either average balances or average rates. Changes due to both interest rate and volume have been allocated to change due to balance and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

	Six Months Ended June 30, 2003 compared with 2002
	Increase (Decrease) Due to Change in:		Total Increase (Decrease)
	Average Rate	Average Balance
	(in thousands)
Interest income:
Loans	$(12,555)	$14,505	$1,950
Investments:
Taxable	(5,075)	13,692	8,617
Tax-favored debt securities	(79)	(96)	(175)
Interest-bearing deposits in banks	(2)	(0)	(2)
Federal funds sold	(9)	104	95

Total interest income	(17,720)	28,205	10,485

Interest expense:
Savings deposits	1,223	(250)	973
NOW and money market deposits	5,721	(1,428)	4,293
Certificates of deposit under $100,000 and other time deposits	4,193	(1,755)	2,438
Certificates of deposit $100,000 and over	954	(372)	582
Borrowings	775	(5,593)	(4,818)

Total interest expense	12,866	(9,398)	$3,468

Change in net interest income	$(4,854)	$18,807	$13,953

Noninterest Income and Noninterest Expense

Noninterest income amounted to $29.8 million for the second quarter of 2003 up from $15.6 million last year. Continued heavy mortgage refinancing activity and the acquisition of Granite Bank, which contributed $1.8 million in mortgage gains for the second quarter of 2003, produced gains on sales of loans of $6.1 million for the second quarter of 2003 compared with $1.9 million in the same quarter of 2002. Service charges on deposits increased $637,000 from a year ago due to continued strong deposit flows and the acquisition of Granite Bank. Insurance commissions increased $649,000 from the second quarter of 2002, substantially all of which was attributed to the Granite Bank acquisition. Retail investment income increased $418,000 to $1.3 million due to the Granite Bank acquisition and increased annuity sales. Mortgage servicing income was down $1.5 million from the second quarter of 2002 due to higher amortization of mortgage servicing rights, which resulted from continued high prepayment activity on the underlying mortgages.

For the six months ending June 30, 2003, noninterest income was $49.0 million up $17.3 million from one year ago. There were increases in service charges on deposits, gains on sales of loans, gains on sales of securities, insurance commissions, retail investment services and other noninterest income. Excluding the gains on sales of securities, the increases were a result of strong deposit flows, continued heavy mortgage refinancing, and the acquisition of Granite Bank.

The Company realized $9.7 million in gains on sales of investments compared to $95,000 during the same quarter of 2002. The sales were the result of rebalancing the Company’s investment portfolio due to the continued heavy prepayments on its mortgage backed securities and callable agencies. Substantially all of the securities gains were offset by $6.8 in non-recurring charges related to the Company’s decision to convert its core data processing systems, $600,000 of write-downs related to its CRA low income housing investments and higher than normal mortgage servicing rights amortization of $1.7 million.

Beginning in early 2003, the Company performed an extensive review of its Information Technology (IT) systems and software, including its core banking system. Due to the Company’s significant growth over the past ten years, as well as the continued expansion of its product lines, this review included an evaluation of the appropriateness of the current operating platform. The Company performed an extensive analysis of alternative IT vendors to determine who could provide the best service and support to our customers. After completing this thorough analysis, the Company selected Jack Henry & Associates, Inc., to be its future IT provider and signed a five year contract. The Company recognized non recurring expenses as a result of this decision consisting of $3.1 million related to the termination of its existing IT contracts and $3.7 million related to the impairment of computer equipment which will not be portable to the new operating platform. The conversion will ensure that Chittenden is able to meet all of its future data processing needs with increased efficiency and the Company expects to reduce its data processing expense by $5 - $7 million annually after the conversion is completed in the second quarter of 2004.

Noninterest expenses were $54.3 million for the second quarter of 2003, up from the $38.6 million for the second quarter of 2002. Salaries and employees benefits increased $6.3 million from the second quarter of 2002. Granite Bank represented $4.2 million of the increase, while the remaining $2.1 million was attributed to an increase of approximately $300,000 in pension costs, $1.4 million in sales based incentive commissions, approximately $100,000 in medical and dental insurance and other benefits expenses of $300,000. Increases in occupancy, amortization of intangibles, and other non-interest expenses resulted from the inclusion of Granite Bank in the second quarter of 2003 amounts.

On a year-to-date basis noninterest expense increased $21.8 million to $96.4 million at June 30, 2003, of which $9.2 million is attributed to the acquisition of Granite Bank, while the non-recurring charges related to the IT conversion accounted for $6.8 million of the increase and higher than normal amortization of MSRs were $3.0 million.

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

Income tax expense for the second quarter of 2003 was $10.9 million, up from $8.3 million the same period a year ago. Effective tax rates were 37.0% and 35.1% in the respective three-month periods. For the first six months, income tax expenses were $20.3 million and $16.0 million, respectively, and the effective tax rates were 36.6% and 34.7%. There were several drivers of the increased effective tax rates, including higher state taxes (net of federal benefit), proportionately lower levels of tax-exempt interest income and lower levels of tax credits from qualified low income housing projects.

Financial Position

The Company invests the majority of its assets in loans and securities. Total assets increased from $4.9 billion at December 31, 2002 to $6.0 billion at June 30, 2003 and total loans increased $623 million from year-end and remained level with the first quarter of 2003 at $3.6 billion. The significant increases from year-end resulted from the Granite Bank acquisition. Commercial and commercial real estate loans increased from the previous quarter and from year-end. Residential real estate loans declined $39.3 million due to continued run-off of the variable rate portfolio. Other declines were noted in municipal loans of $27 million, which experienced its normal trend of reduced balances coinciding with the end of the fiscal year for most municipalities in Vermont.

Total deposits at June 30, 2003 were $4.9 billion, up $53 million from March 31, 2003, including a $65 million increase in demand deposits due to increased commercial activity throughout the franchise. Borrowings declined $29.6 million due to matured FHLB borrowings and customer repurchase agreements.

Credit Quality

Net charge-off activity totaled $1.2 million for the second quarter of 2003 compared to $2.1 million for the same period in 2002. The allowance for loan losses was $57.6 million at June 30, 2003, up from $49.0 million a year ago, and $48.2 million at December 31, 2002. The acquisition of Granite Bank led to $7.9 million of the increase from the prior balances. Nonperforming assets include nonaccrual loans and foreclosed real estate (Other Real Estate Owned). As of June 30, 2003, nonperforming assets (NPAs) were $18.0 million compared with $15.0 million at March 31, 2003 and as a percentage of total loans increased to 49 basis points compared with 40 basis points. The increase from the first quarter primarily relates to two commercial credits at Granite Bank, both of which are current on their payments. Loans 90 days past due and still accruing declined $1.2 million to $1.9 million at June 30, 2003. Nonaccrual loans with payments less than 30 days past due represent 52% of total loans on nonaccrual.

A summary of credit quality follows:

	6/30/03	3/31/03	12/31/02	6/30/02
	(in thousands)
Loans on nonaccrual	$17,725	$14,724	$14,576	$10,407
Troubled debt restructurings	215	220	225	235
Other real estate owned (OREO)	30	37	158	230

Total nonperforming assets (NPAs)	$17,970	$14,981	$14,959	$10,872

Loans past due 90 days or more and still accruing interest	$1,921	$3,106	$2,953	$2,477
Allowance for loan losses	57,591	56,708	48,197	48,994
NPAs as % of loans plus OREO	0.49%	0.40%	0.49%	0.36%
Allowance as % of loans	1.56%	1.52%	1.57%	1.64%
Allowance as % of nonperforming loans	321.01%	379.48%	325.64%	460.38%

Provisions for and activity in the allowance for loan losses are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)
Beginning balance	$56,708	$49,384	$48,197	$45,268
Provision for loan losses	2,050	1,691	4,100	3,766
Allowance acquired through acquisitions	—	—	7,937	2,972
Loans charged off	(2,373)	(2,839)	(4,624)	(4,725)
Loan recoveries	1,206	758	1,981	1,713

Ending balance	$57,591	$48,994	$57,591	$48,994

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

Mortgage Servicing Rights

The following table summarizes activity for mortgage servicing rights purchased and originated for the six months ended June 30, 2003:

	Purchased	Originated	Total
	(in thousands)
Balance at December 31, 2002	$982	$7,509	$8,491
MSRs Obtained in Granite Bank acquisition	—	1,480	1,480
Additions	—	3,097	3,097
Amortization	(595)	(4,409)	(5,004)
Recovery of (Provision for) Impairment	53	569	622

Balance at June 30, 2003	$440	$8,246	$8,686

At June 30, 2003, a $7.8 million impairment valuation allowance was necessary to recognize the excess of the mortgage servicing rights’ book value over their current fair value. A precipitous drop in market mortgage interest rates and the resultant acceleration of prepayment speeds late in 2002 necessitated this valuation allowance. Market interest rates continued to fall until late June 2003, and prepayments, while still high, have slowed somewhat, leading to the modest impairment recovery recognized above.

Capital

The Company periodically repurchases its own stock under a share repurchase program originally authorized by the Board of Directors on January 19, 2000. Subsequent authorizations have increased the number of shares authorized to be repurchased under the program to six million shares. As of June 30, 2003, the Company had repurchased 4.2 million shares at a total cost of $93 million under this program. Based on the resolution passed by the Corporation’s Board of Directors, the Company has until December 31, 2003 to purchase the remaining 1.8 million shares authorized.

Stockholders’ equity totaled $567.7 million at June 30, 2003, compared to $418.8 million at December 31, 2002. The current level reflects the issuance of $116 million in common stock as consideration in the Granite Bank transaction. Net income of $35.2 million, less dividends paid of $13.7 million, increased the Company’s capital position by $21.5 million. Accumulated other comprehensive income increased $8.3 million to $32.5 million at June 30, 2003. “Tier One” capital, consisting of common equity and certain types of preferred stock, including the Trust Preferred issuance, measured 9.28% of risk-weighted assets at June 30, 2003. Total capital, including the “Tier Two” allowance for loan losses, was 10.53% of risk-weighted assets and the leverage capital ratio was 7.22%. These ratios placed Chittenden in the “well-capitalized” category according to regulatory standards.

Liquidity

The Company’s liquidity and rate sensitivity are monitored by the asset and liability committee, based upon policies approved by the Board of Directors. The measure of an institution’s liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. The Company’s affiliate banks generate significant amounts of low cost funds through their deposit gathering operations. For the quarter ended June 30, 2003, the Company’s ratio of average loans to average deposits was approximately 77.0%. At June 30, 2003, the Company maintained cash balances and short-term investments of approximately $212.7 million, compared with $190.5 million at March 31, 2003. Borrowings at June 30, 2003 were $399.0 million compared to $428.6 million on March 31, 2003. The $29.6 million decline was a result of matured FHLB borrowings and customer repurchase agreements.

The Company has available borrowing capacity under certain programs including Federal Home Loan Bank borrowings, Treasury Tax & Loan borrowings, repo lines with investment banks, and advised Fed Funds lines totaling more than $1.0 billion. The Company also has an active shelf registration statement under which an additional $225 million in debt securities, common stock, preferred stock, or warrants may be offered from time to time.

Aggregate Contractual Obligations

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

FHLB borrowings	$242,224	$67,044	$20,093	$33,308	$121,779
Trust preferred securities	125,000	—	—	—	125,000
Data processing contract	18,174	12,894	2,136	2,096	1,048
Equity investments commitments to limited partnerships	9,921	2,073	6,081	1,160	607
Operating leases	23,783	4,706	11,573	2,498	5,006

Total	$419,102	$86,717	$39,883	$39,062	$253,440

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2003, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Annual Meeting, April 16, 2003

Proposal 1:

Election of four directors, each to serve for a term of three years.

DIRECTOR	FOR	AUTHORITY WITHHELD
John K. Dwight	27,242,524	1,463,975
Lyn Hutton	26,643,695	2,062,804
Paul A. Perrault	21,558,771	7,147,728
Mark W. Richards	27,243,041	1,463,458

Proposal 2

Ratification of the Amendment to the Chittenden Corporation Stock Incentive Plan.

For:	24,776,249
Against:	3,479,618
Abstain:	450,631

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

99.1	Certification of Chairman, President and Chief Executive Officer, Paul A. Perrault pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Executive Vice President and Chief Financial Officer, Kirk W. Walters pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.3	Certification of Chairman, President, and Chief Executive Officer, Paul A. Perrault, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.4	Certification of Executive Vice President and Chief Financial Officer, Kirk W. Walters, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	REPORTS ON FORM 8-K

The Company’s first quarter 2003 press release announcing earnings and quarterly dividends, as well as a copy of the quarterly comparative financial statements was filed on Form 8-K on April 16, 2003.

The Company’s investor presentation distributed at various analyst meetings was filed on Form 8-K on May 9, 2003.

CHITTENDEN CORPORATION

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHITTENDEN CORPORATION
Registrant

July 25, 2003 Date	/S/ PAUL A. PERRAULT
Paul A. Perrault, Chairman, President and Chief Executive Officer

July 25, 2003 Date	/S/ KIRK W. WALTERS
Kirk W. Walters Executive Vice President, Treasurer, and Chief Financial Officer