Form 10-Q
period 2003-09-30
CHITTENDEN CORP /VT/
filed 2003-10-27
CIK 200138

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Nine Months Ended September 30, 2003

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

At October 24th, 2003, there were 36,545,666 shares of the Corporation’s $1.00 par value common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

C h i t t e n d e n    C o r p o r a t i o n

C o n s o l i d a t e d    B a l a n c e    S h e e t s

( U n a u d i t e d )

	September 30, 2003	December 31, 2002
	(in thousands)
Assets
Cash and cash equivalents	$209,697	$192,142
Securities available for sale	1,653,111	1,497,111
FHLB stock	24,352	17,030
Loans held for sale	95,777	94,874
Loans:
Commercial	633,221	568,224
Municipal	106,512	77,820
Real Estate:
Residential	1,155,832	861,706
Commercial	1,375,027	1,103,897
Construction	143,515	85,512

Total Real Estate	2,674,374	2,051,115
Consumer	267,615	276,704

Total Loans	3,681,722	2,973,863
Less: Allowance for loan losses	(59,171)	(48,197)

Net loans	3,622,551	2,925,666

Accrued interest receivable	29,277	27,992
Other real estate owned	52	158
Other assets	61,451	35,269
Premises and equipment, net	75,624	57,074
Mortgage servicing rights	10,615	8,491
Identified intangibles	23,488	9,480
Goodwill	216,431	55,257

Total assets	$6,022,426	$4,920,544

Liabilities:
Deposits:
Demand	$880,354	$684,077
Savings	523,497	400,616
NOW	912,563	578,272
Money market deposits	1,617,176	1,540,267
Certificates of deposit less than $100,000	822,634	691,467
Certificates of deposit $100,000 and over	262,137	231,393

Total deposits	5,018,361	4,126,092

Borrowings	240,367	173,654
Company obligated, mandatorily redeemable securities of subsidiary trust	125,000	125,000
Accrued expenses and other liabilities	64,427	77,006

Total liabilities	5,448,155	4,501,752
Stockholders’ Equity:
Preferred stock - $100 par value authorized – 1,000,000 shares; issued and outstanding - none	—	—
Common stock - $1 par value; authorized – 60,000,000 shares; issued – 40,134,477 in 2003 and 35,748,653 in 2002	40,134	35,749
Surplus	256,215	145,191
Retained earnings	329,035	294,943
Treasury stock, at cost – 3,611,537 shares in 2003 and 3,809,183 shares in 2002	(80,951)	(85,382)
Accumulated other comprehensive income	25,610	24,289
Directors deferred compensation to be settled in stock	4,266	4,052
Unearned portion of employee restricted stock	(38)	(50)

Total stockholders’ equity	574,271	418,792

Total liabilities and stockholders’ equity	$6,022,426	$4,920,544

The accompanying notes are an integral part of these consolidated financial statements.

C h i t t e n d e n    C o r p o r a t i o n

C o n s o l i d a t e d    S t a t e m e n t s    o f    I n c o m e

( U n a u d i t e d )

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share amounts)
Interest income:
Loans	$49,434	$48,734	$149,558	$146,717
Investment securities:
Taxable	17,648	17,954	54,375	46,065
Tax-favored	61	96	148	304
Short-term investments	88	83	223	125

Total interest income	67,231	66,867	204,304	193,211

Interest expense:
Deposits:
Savings	432	1,089	1,690	3,321
NOW	713	530	2,517	1,542
Money market	2,830	5,968	10,615	18,838
Certificates of deposit under $100,000	4,491	5,406	14,118	17,470
Certificates of deposit $100,000 and over	1,139	1,479	3,725	4,648
Borrowings	2,965	2,734	9,930	4,881

Total interest expense	12,570	17,206	42,595	50,700

Net interest income	54,661	49,661	161,709	142,511
Provision for loan losses	2,050	2,315	6,150	6,081

Net interest income after provision for loan losses	52,611	47,346	155,559	136,430

Noninterest income:
Investment management income	3,983	3,865	11,634	11,750
Service charges on deposit accounts	4,583	4,067	13,711	11,919
Mortgage servicing income	1,275	(882)	(311)	432
Gains on sales of loans, net	6,959	2,086	17,494	6,702
Credit card income, net	1,149	1,026	3,022	2,715
Gains on sales of securities	3,305	6	14,349	328
Loss on prepayments of borrowings	(2,154)	—	(2,154)	—
Insurance commissions, net	2,041	1,185	5,185	3,005
Retail investment services	1,287	620	3,497	1,870
Other	2,570	1,803	7,611	6,778

Total noninterest income	24,998	13,776	74,038	45,499

Noninterest expense:
Salaries	23,233	18,450	67,183	54,092
Employee benefits	5,419	3,678	15,421	11,319
Net occupancy expense	5,977	4,766	17,654	14,546
Other real estate owned, net	(20)	(115)	(139)	(276)
Amortization of intangibles	755	348	1,993	931
Data processing	2,319	2,830	6,980	8,550
Information technology conversion	—	—	6,800	—
Other	9,175	7,089	27,403	22,527

Total noninterest expense	46,858	37,046	143,295	111,689

Income before income taxes	30,751	24,076	86,302	70,240
Income tax expense	10,887	8,364	31,221	24,391

Net income	$19,864	$15,712	$55,081	$45,849

Basic earnings per share	$0.54	$0.49	$1.55	$1.43
Diluted earnings per share	0.54	0.48	1.54	1.41
Dividends per share	0.20	0.20	0.60	0.59

The accompanying notes are an integral part of these consolidated financial statements.

C h i t t e n d e n    C o r p o r a t i o n

C o n s o l i d a t e d    S t a t e m e n t s    o f    C a s h F l o w s

( U n a u d i t e d )

	For the Nine Months Ended September 30,
	2003	2002
	(in thousands)
Cash flows from operating activities:
Net income	$55,081	$45,849
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,150	6,081
Depreciation	6,544	5,591
Amortization of intangible assets	1,993	931
Amortization of premiums, fees, and discounts, net	9,010	2,888
Provision for on (recovery) impairment of MSR asset	(3,898)	1,200
Investment securities (gains)	(14,349)	(328)
Deferred income taxes	(14,024)	(776)
Loans originated for sale	(1,142,958)	(470,437)
Proceeds from sales of loans	1,172,400	465,292
Gains on sales of loans, net	(17,494)	(6,702)
Changes in assets and liabilities, net of effect from purchase of acquired companies:
Accrued interest receivable	5,235	(3,767)
Other assets	1,545	1,465
Accrued expenses and other liabilities	(1,371)	(3,337)

Net cash provided by operating activities	63,864	43,950

Cash flows from investing activities:
Cash paid, net of cash acquired in acquisitions	(90,468)	(41,481)
Proceeds from sales (purchases) of Federal Home Loan Bank stock	946	(148)
Proceeds from sales of securities available for sale	583,600	430,656
Proceeds from maturing securities and principal payments on securities available for sale	503,568	237,094
Purchases of securities available for sale	(846,200)	(1,190,416)
Loans originated, net of principal repayments	(96,868)	27,897
Purchases of premises and equipment	(11,770)	(3,455)

Net cash provided by (used in) investing activities	42,808	(539,853)

Cash flows from financing activities:
Net increase in deposits	109,375	265,894
Net increase (decrease) in borrowings	(180,389)	127,105
Issuance of trust preferred securities	—	120,577
Proceeds from issuance of treasury and common stock	2,888	3,383
Dividends on common stock	(20,991)	(18,991)
Repurchase of common stock	—	(9,904)

Net cash provided by (used in) financing activities	(89,117)	488,064

Net increase (decrease) in cash and cash equivalents	17,555	(7,839)
Cash and cash equivalents at beginning of period	192,142	308,023

Cash and cash equivalents at end of period	$209,697	$300,184

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$41,318	$51,245
Income taxes	48,065	18,851
Non-cash investing and financing activities:
Loans transferred to other real estate owned	267	945
Issuance of treasury and restricted stock	4,165	183
Assets acquired and liabilities assumed through acquisitions:
Fair value of assets acquired	$1,122,089	$267,310
Fair value of liabilities assumed	1,044,334	242,968
Equity issued	115,931	—
Cash paid	122,998	53,250

Goodwill	$161,174	$28,908

The accompanying notes are an integral part of these consolidated financial statements.

C h i t t e n d e n    C o r p o r a t i o n

N o t e s    t o    C o n s o l i d a t e d    F i n a n c i a l    S t a t e m e n t s

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

NOTE 2 – RECENTLY ADOPTED ACCOUNTING POLICIES

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, the Statement requires an issuer to classify certain instruments with specific characteristics described in it as liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of Statement No. 150 did not have a significant impact on either of the Company’s financial position or results of operations.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Statement No. 149 amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in paragraph 6(b) of Statement 133, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of Statement No. 149 did not have a significant impact on either of the Company’s financial position or results of operations.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, (or VIEs) which addresses consolidation by business enterprises of variable interest entities. FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Under previous guidance, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The Interpretation requires a variable interest entity to be consolidated by a company if that company is the “primary beneficiary” of that entity. The primary beneficiary is subject to a majority of the risk of loss from the VIE’s activities, or is entitled to receive a majority of the VIE’s residual returns, or both. The consolidation requirements of the Interpretation applied immediately to VIEs created after January 31, 2003. On October 9, 2003, the FASB issued FSP (FASB Staff Position) FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities.” This deferred the effective date for VIEs created after January 31, 2003 to an entity’s first reporting period ending after December 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the VIE was established. Management does not expect that the adoption of FIN 46 will have a significant impact on the Company’s financial position or results of operations.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. This statement amends FASB No. 123, Accounting for Stock-Based Compensation. The purpose of this statement is to provide alternative methods of transition for companies that voluntarily change to the fair value based method of accounting for stock-based employee compensation. The disclosure requirements of FASB 123 are also amended to include disclosure in quarterly financial statements of compensation expense calculated in accordance with FASB No. 123 and these amended disclosure requirements are presented in note 9.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others, which clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to a guarantors accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon the issuance of a guarantee, the guarantor recognize a liability for the fair value of the obligation it assumes under that guarantee. Financial and performance standby letters of credit are included in the scope of FIN 45, while commercial letters of credit are not. The Interpretation’s provisions for initial recognition and measurement are required to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 also contains additional disclosure requirements that require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. Significant guarantees that have been entered into are disclosed in Note 12.

NOTE 3 – ACQUISITIONS AND SALES

On February 28, 2003, Chittenden acquired Granite State Bankshares, Inc., headquartered in Keene, New Hampshire, and its subsidiary, Granite Bank for $239 million in cash and stock. The transaction has been accounted for as a purchase and, accordingly, the operations of Granite Bank are included in Chittenden’s consolidated financial statements from the date of acquisition.

The purchase price has been allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. The excess of purchase price over the fair value of net tangible and intangible assets acquired has been recorded as goodwill. The fair value of these assets and liabilities is summarized as follows (in thousands):

Cash and cash equivalents	$32,530
FHLB Stock	8,271
Securities available for sale	395,443
Net loans	626,238
Prepaid expenses and other assets	26,907
Premises and equipment	13,387
Identified intangibles	19,313
Goodwill	161,174
Deposits	(782,894)
Borrowings	(247,102)
Accrued expenses and other liabilities	(14,338)

Total acquisition cost	$238,929

On February 28, 2002, Chittenden acquired Ocean National Corporation, headquartered in Kennebunk, Maine, and its subsidiary, Ocean National Bank for $53.25 million in cash. The transaction has been accounted for as a purchase and, accordingly, the operations of Ocean National Bank (ONB) are included in Chittenden’s consolidated financial statements from the date of acquisition.

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

Following is supplemental information reflecting selected pro forma results as if these acquisitions had been consummated as of the beginning of the earliest period presented, January 1, 2002 (in thousands, except EPS):

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Total revenue	$79,408	$75,631	$242,479	$227,092
Income before income taxes	30,500	28,703	87,768	85,347
Net income	19,709	18,406	55,497	54,771
Diluted earnings per share (EPS)	$0.54	$0.50	$1.51	$1.48

Total revenue includes net interest income and noninterest income.

NOTE 4 – ACQUIRED INTANGIBLE ASSETS

	As of September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Core deposit intangibles	$28,541	9,710	$18,831
Customer list intangible	2,733	175	2,558
Acquired trust relationships	4,000	1,901	2,099

Total	$35,274	$11,786	$23,488

Aggregate Amortization Expense:
For three months ended September 30, 2003	$755
For nine months ended September 30, 2003	1,993
Estimated Amortization Expense:
For year ended 12/31/04	$3,347
For year ended 12/31/05	3,019
For year ended 12/31/06	2,910
For year ended 12/31/07	2,910
For year ended 12/31/08	2,910

NOTE 5 – GOODWILL

The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 are as follows:

	Commercial Banking Segment	Other Segment	Total
Balance as of December 31, 2002	$50,205	$5,052	$55,257
Goodwill acquired during year	161,174	—	161,174
Impairment losses	—	—	—

Balance as of September 30, 2003	$211,379	$5,052	$216,431

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

NOTE 7 – COMPREHENSIVE INCOME

The Company’s comprehensive income for the three and nine months ended September 30, 2003 and 2002 is presented below (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Net Income	$19,864	$15,712	$55,081	$45,849

Unrealized gains/losses on investment securities:
Unrealized holding gains (losses) on securities available for sale, net of tax	(8,617)	14,802	6,364	22,994
Reclassification adjustments for (gains) losses arising during period, net of tax	(2,148)	(4)	(9,327)	(213)
Accrued minimum pension liability, net of tax	3,829	0	4,284	0

Total Comprehensive Income	$12,928	$30,510	$56,402	$68,630

NOTE 8 – EARNINGS PER SHARE

The following table summarizes the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands except per share information)
Net income	$19,864	$15,712	$55,081	$45,849

Weighted average common shares outstanding	36,509	32,133	35,504	32,162
Dilutive effect of common stock equivalents	347	404	301	422

Weighted average common and common equivalent shares	36,856	32,537	35,805	32,584

Basic earnings per share	$0.54	$0.49	$1.55	$1.43
Diluted earnings per share	0.54	0.48	1.54	1.41

The following table summarizes options that could potentially dilute earnings per share in the future which were not included in the computation of the common stock equivalents because to do so would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Anti-dilutive options	650,451	274,451	1,198,076	274,451
Weighted average exercise price	$31.03	$33.76	$29.86	$33.76

NOTE 9 – STOCK PLANS

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net Income:
As reported	$19,864	$15,712	$55,081	$45,849
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,381	129	2,574	2,171

Pro forma	$18,483	$15,583	$52,507	$43,678

Earnings Per Share:
Basic:
As reported	$0.54	$0.49	$1.55	$1.43
Pro forma	0.51	0.48	1.48	1.36
Diluted:
As reported	$0.54	$0.48	$1.54	$1.41
Pro forma	0.50	0.48	1.47	1.34

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

For the Three Months Ended September 30, 2003 (in thousands)	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Net interest income (1)	$55,275	$(614)	$—	$54,661
Noninterest income	22,947	2,091	(40)	24,998
Provision for loan losses	2,050	—	—	2,050
Noninterest expense	45,241	1,657	(40)	46,858

Net income (loss) before income tax	30,931	(180)	—	30,751
Income tax expense/(benefit)	10,929	(42)	—	10,887

Net income (loss)	$20,002	$(138)	$—	$19,864

End of Period Assets	$6,022,229	$856,959	$(856,762)	$6,022,426

For the Three Months Ended September 30, 2002 (in thousands)	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Net interest income (1)	$50,251	$(590)	$—	$49,661
Noninterest income	12,617	1,186	(27)	13,776
Provision for loan losses	2,315	—	—	2,315
Noninterest expense	36,032	1,041	(27)	37,046

Net income (loss) before income tax	24,521	(445)	—	24,076
Income tax expense/(benefit)	8,549	(185)	—	8,364

Net income (loss)	$15,972	$(260)	$—	$15,712

End of Period Assets	$4,944,651	$660,792	$(639,660)	$4,965,783

For the Nine Months Ended September 30, 2003 (in thousands)	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Net interest income (1)	$163,181	$(1,472)	$—	$161,709
Noninterest income	68,836	5,350	(148)	74,038
Provision for loan losses	6,150	—	—	6,150
Noninterest expense	138,907	4,536	(148)	143,295

Net income (loss) before income tax	86,960	(658)	—	86,302
Income tax expense/(benefit)	31,417	(196)	—	31,221

Net income (loss)	$55,543	$(462)	$—	$55,081

End of Period Assets	$6,022,229	$856,959	$(856,762)	$6,022,426

For the Nine Months Ended September 30, 2002 (in thousands)	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Net interest income (1)	$143,420	$(909)	$—	$142,511
Noninterest income	42,492	3,094	(87)	45,499
Provision for loan losses	6,081	—	—	6,081
Noninterest expense	108,850	2,926	(87)	111,689

Net income (loss) before income tax	70,981	(741)	—	70,240
Income tax expense/(benefit)	24,636	(245)	—	24,391

Net income (loss)	$46,345	$(496)	$—	$45,849

End of Period Assets	$4,944,651	$660,792	$(639,660)	$4,965,783

(1)	The Commercial Banking segment derives a majority of its revenue from interest. In addition, management primarily relies on net interest income, not the gross revenue and expense amounts, in managing the segment. Therefore, only the net amount has been disclosed.
(2)	Revenue derived from these non-reportable segments includes insurance commissions from various insurance related products and services, as well as other operations associated with the parent holding company.

NOTE 11 – STOCKHOLDERS’ EQUITY

On October 15, 2003, the Company declared dividends of $0.20 per share or approximately $7.3 million, to be paid on November 14, 2003 to shareholders of record on October 31, 2003.

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

Financial instruments whose contractual amounts represent off-balance sheet risk at September 30, 2003 (in thousands):

Loans and Other Committments
Commitments to originate loans	$248,282
Unused home equity lines of credit	282,927
Other unused lines of credit	41,877
Unadvanced portions of construction loans	207,710
Equity investment commitments to limited partnerships	6,804

Standby Letters of Credit
Notional amount of standby letters of credit fully collateralized by cash	52,972
Notional amount of other standby letters of credit	44,108
Liability associated with letters of credit recorded on balance sheet	429

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. The Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of complying with these safe harbor provisions. You should read statements that contain these words carefully because they discuss the Company’s future expectations, contain projections of the Company’s future results of operations or financial condition, or state other “forward-looking” information.

There may be events in the future that the Company is not able to predict accurately or control and that may cause actual results to differ materially from the expectations described in forward-looking statements. Readers are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed in this report. These differences may be the result of various factors, including changes in general, national or regional economic conditions, changes in loan default and charge-off rates, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in interest rates, changes in levels of income and expense in noninterest income and expense related activities and other risk factors identified from time to time in the Company’s periodic filings with the Securities and Exchange Commission.

The factors referred to above include many, but not all, of the factors that could impact the Company’s ability to achieve the results described in any forward-looking statements. You should not place undue reliance on forward-looking statements. You should be aware that the occurrence of the events described above and elsewhere in this report could harm the Company’s business, prospects, operating results or financial condition. The Company does not undertake any obligation to update any forward-looking statements as a result of future events or developments.

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

Income Taxes. The Company must estimate income tax expense in each of the jurisdictions in which it operates for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of September 30, 2003, there were no valuation allowances set aside against any deferred tax assets.

Mortgage Servicing Rights (MSR or MSRs). Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and original loan terms (primarily 15 and 30 years.) Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. In periods of falling market interest rates, accelerated loan prepayment speeds can adversely impact the fair value of these mortgage-servicing rights relative to their book value. In the event that the fair value of these assets were to increase in the future, the Company can recognize the increased fair value to the extent of the impairment allowance but cannot recognize an asset in excess of its amortized book value. When the book value of an individual stratum exceeds its fair value, an impairment reserve must be recognized. Future changes in management’s assessment of the impairment of these servicing assets, as a result of changes in observable market data relating to market interest rates, loan prepayment speeds, and other factors, could impact the Company’s financial condition and results of operations either positively or adversely.

Interest Income Recognition. Interest on loans is included in income as earned based upon interest rates applied to unpaid principal. Interest is not accrued on loans 90 days or more past due unless they are adequately secured and in the process of collection or on other loans when management believes collection is doubtful. All loans considered impaired are nonaccruing. Interest on nonaccruing loans is recognized as payments are received when the ultimate collectibility of interest is no longer considered doubtful. When a loan is placed on nonaccrual status, all interest previously accrued is reversed against current-period interest income, therefore an increase in loans on nonaccural status could have an adverse impact on interest income recognized in future periods.

Results of Operations

Chittenden Corporation posted third quarter 2003 net income of $0.54 per diluted share, compared to $0.48 per diluted share posted in the third quarter of last year. Net income for the third quarter of 2003 was $19.9 million, compared to $15.7 million recorded in the same quarter a year ago and $18.6 million for the second quarter of 2003. For the first nine months of 2003, diluted earnings per share were $1.54, compared to $1.41 per share recorded for the same time period in 2002. Year to date net income for 2003 was $55.1 million compared to $45.8 million for the same period a year ago.

Return on average equity (ROE) was 14.19% for the quarter ended September 30, 2003 compared with 15.36% for the same period in 2002. Return on average assets (ROA) was 1.32% for the third quarter of 2003 unchanged from the third quarter of last year. The decline in ROE from a year ago is attributed to the Granite Bank acquisition.

The net interest margin for the third quarter of 2003 was 3.98% compared to the net interest margin of 4.14% for the second quarter of 2003. In addition to scheduled amortization for purchase accounting adjustments for loans, deposits, and borrowings which reduced net interest income, the Company recognized accelerated amortization of $1.7 million in the third quarter, due to heavy prepayments on Granite Bank’s residential mortgages. Excluding the impact of the accelerated amortization, the operating net interest margin for the third quarter, was 4.11%. Although operating net interest margin as defined by Chittenden is not a GAAP measure, Chittenden’s management believes that this information helps investors understand the effect of acquisition activity in reported results.

Reported quarter-to-date tax equivalent net interest income as of September 30, 2003 was approximately $54.7 million. Excluding the accelerated amortization of $1.7 million the net interest income would have been $56.4 million. Therefore, the accelerated amortization reduced the net interest margin by 13 basis points in the third quarter of 2003.

The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the three months and nine months ended September 30, 2003 and 2002:

For the Three Months Ended September 30, 2003			For the Three Months Ended September 30, 2002				For the Nine Months Ended September 30, 2003			For the Nine Months Ended September 30, 2002
Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)	Description	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)
						ASSETS
						Interest-Earning Assets:
						Loans:
$659,503	$9,023	5.43%	$565,917	$8,523	5.98%	Commercial	$622,770	$25,921	5.56%	$566,147	$25,801	6.09%
100,712	759	3.01%	98,325	906	3.69%	Municipal	84,350	2,147	3.39%	89,563	2,856	4.25%
						Real Estate:
1,246,866	14,965	4.79%	945,779	15,332	6.47%	Residential	1,211,982	48,807	5.37%	937,326	46,941	6.68%
1,343,864	18,542	5.47%	1,051,040	17,004	6.42%	Commercial	1,278,785	54,240	5.67%	1,013,289	49,083	6.48%
120,487	1,613	5.31%	77,417	1,562	8.01%	Construction	106,181	4,546	5.72%	83,371	4,925	7.90%

2,711,217	35,120	5.15%	2,074,236	33,898	6.50%	Total Real Estate	2,596,948	107,593	5.53%	2,033,986	100,949	6.63%
280,316	4,835	6.84%	299,155	5,728	7.60%	Consumer	276,246	14,701	7.11%	315,584	18,125	7.68%

3,751,748	49,737	5.27%	3,037,633	49,055	6.42%	Total loans	3,580,314	150,362	5.61%	3,005,280	147,731	6.57%

						Investments:
1,691,276	17,648	4.17%	1,371,196	17,954	5.24%	Taxable	1,660,540	54,375	4.37%	1,146,872	46,065	5.36%
17,353	86	1.96%	16,582	136	3.25%	Tax-Favored	12,357	210	2.27%	17,112	434	3.39%
150	1	2.64%	225	2	3.02%	Interest-Bearing Deposits	192	3	2.04%	225	6	3.27%
36,302	88	0.96%	18,179	81	1.77%	Federal Funds Sold	36,569	221	0.81%	9,286	119	1.72%

5,496,829	67,560	4.89%	4,443,815	67,228	6.02%	Total Interest-Earning Assets	5,289,972	205,171	5.18%	4,178,775	194,355	6.21%

535,877			333,050			Noninterest-Earning Assets	492,363			315,442
(58,154)			(49,228)			Allowance for Loan Losses	(55,515)			(48,538)

$5,974,552			$4,727,637			Total Assets	$5,726,820			$4,445,679

						LIABILITIES AND STOCKHOLDERS’ EQUITY
						Interest-Bearing Liabilities:

526,894	432	0.33%	396,322	1,089	1.09%	Savings	515,046	1,690	0.44%	383,378	3,321	1.16%
2,466,136	3,543	0.57%	2,002,458	6,498	1.29%	NOW and money market accounts	2,328,190	13,132	0.75%	1,949,125	20,380	1.40%
835,307	4,491	2.13%	688,467	5,406	3.12%	Certificates of deposit under $100,000	818,354	14,118	2.31%	670,957	17,470	3.48%
250,501	1,139	1.80%	226,240	1,479	2.59%	Certificates of deposit $100,000and over	251,862	3,725	1.98%	219,646	4,648	2.83%

4,078,838	9,605	0.93%	3,313,487	14,472	1.73%	Total Interest-Bearing Deposits	3,913,452	32,665	1.12%	3,223,106	45,819	1.90%

284,621	2,019	2.81%	170,896	1,570	3.65%	Borrowings	328,464	6,990	2.85%	98,749	3,196	4.33%
125,000	946	3.00%	128,890	1,164	3.58%	Company obligated mandatorily redeemable securities	125,000	2,940	3.14%	61,808	1,685	3.64%

4,488,459	12,570	1.11%	3,613,273	17,206	1.89%	Total Interest-Bearing Liabilities	4,366,916	42,595	1.30%	3,383,663	50,700	2.00%

						NonInterest-Bearing Liabilities:
862,228			637,675			Demand Deposits	760,806			611,605
68,298			70,906			Other Liabilities	72,445			61,982

5,418,985			4,321,854			Total Liabilities	5,200,167			4,057,250
555,567			405,783			Stockholders’ Equity	526,653			388,429

$5,974,552			$4,727,637			Total Liabilities and Stockholders’ Equity	$5,726,820			$4,445,679

	$54,990			$50,022		Net Interest Income		$162,576			$143,655

		3.78%			4.13%	Interest Rate Spread (2)			3.88%			4.21%

		3.98%			4.49%	Net Yield on Earning Assets (3)			4.10%			4.59%

(1)	On a fully taxable equivalent basis, calculated using a Federal income tax rate of 35%. Loan income includes fees.
(2)	Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(3)	Net yield on earning assets is net interest income divided by total interest-earning assets.

The significant declines noted in the yields on earning assets and the costs of interest-bearing liabilities relate to the numerous reductions in federal funds rates by the Federal Reserve during 2002 and 2003 and the resulting declines in market interest rates.

The following table attributes changes in the Company’s net interest income (on a fully taxable equivalent basis) to changes in either average balances or average rates. Changes due to both interest rate and volume have been allocated to change due to balance and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

	Nine Months Ended September 30, 2003
	Increase (Decrease) Due to Change in:		Total Increase (Decrease)
	Average Rate	Average Balance
	(in thousands)
Interest income:
Loans	(21,486)	24,117	2,631
Investments:
Taxable	(8,614)	16,924	8,310
Tax-favored	(143)	(81)	(224)
Interest-bearing deposits in banks	(2)	(1)	(3)
Federal funds sold	(64)	166	102

Total interest income	(30,309)	41,125	10,816

Interest expense:
Savings deposits	2,063	(432)	1,631
NOW and money market deposits	9,385	(2,138)	7,247
Certificates of deposit under $100,000 and other time deposits	5,895	(2,543)	3,352
Certificates of deposit $100,000 and over	1,399	(476)	923
Borrowings	1,326	(6,375)	(5,049)

Total interest expense	20,068	(11,964)	8,104

Change in net interest income	$(10,241)	$29,161	$18,920

Noninterest Income and Noninterest Expense

Noninterest income was $25.0 million for the third quarter of 2003, compared to $13.8 million for the same period a year ago. Gains on sales of loans were $4.9 million higher in 2003 due to significantly higher volumes of loans sold. Mortgage servicing income was $2.2 million higher in 2003 due to several factors. Prepayment speeds used to calculate the fair value of the servicing portfolio slowed from June 30, 2003, resulting in an impairment recovery of $3.3 million in the third quarter. The impairment recovery was sufficient to offset amortization of the mortgage servicing rights (MSRs) portfolio of $3.5 million in the third quarter caused by heavy prepayments during the quarter. Between the impairment recovery and the amortization, the net impact on mortgage servicing income was an approximate $200,000 reduction. This compares to a reduction of approximately $2.2 million in the third quarter of 2002, which consisted of amortization of MSRs of $1.2 million and an impairment provision of $1.0 million. Securities gains of $3.3 million were realized due to sales of agency and mortgage-backed securities. The agency securities were sold to fund the redemption of borrowings, thereby reducing borrowings and the investment portfolio. Gains on the sales of these securities of approximately $2.2 million offset losses on the redemption of the borrowings of approximately $2.1 million. In addition, gains of approximately $1.0 million were recognized on the sale of mortgage-backed securities that had elevated extension risk in rising market interest rate environments. Insurance commissions were $856,000 higher in 2003 due to higher performance-based commissions of $256,000 and the Granite Bank acquisition. Finally, retail investments increased $667,000 due to increased sales of annuities as well as the Granite Bank acquisition.

On a year-to-date basis noninterest income increased $28.5 million to $74.0 million at September 30, 2003. The Granite Bank acquisition accounted for $11.4 million of the increase. Increases excluding the acquisition were recorded in gains on sales of loans, and gains on sales of securities. The increased gains on sales of loans resulted from the increased market activity described above.

Noninterest expenses increased $9.8 million from the third quarter of 2002 to $46.9 million for the third quarter of 2003. Salaries and benefits increased $6.5 million, of which Granite Bank represented approximately $4.0 million of the increase. Of the remaining $2.5 million increase, $1.9 million is due to higher commission expenses primarily associated with higher loan originations and $690,000 in higher employee benefits expenses. Net occupancy increased $1.2 million from the same period a year ago, substantially all of which is associated with the acquisition of Granite Bank. Other noninterest expenses increased approximately $2.0 million from the third quarter of 2002 of which $1.5 million is attributed to the Granite Bank acquisition.

Year-to-date noninterest expenses were $143.3 million up $31.6 million from a year ago. Approximately half of the increase is attributed to the Granite Bank acquisition. The remaining $15.6 million is due to $8.0 million in salaries and benefits, $6.8 million in non-recurring charges related to the Company’s decision to convert its core data processing system, and $3.1 million of other noninterest expenses. Contributing factors to the increase in salaries and benefits were nine full months in 2003 for Ocean National Bank compared to seven months in 2002, which comprised $1.5 million of the variance; a $3.0 million increase in mortgage commissions; a $900,000 increase in pension costs; $800,000 increase in medical/dental expenses; and approximately $1.8 million increase of salary expense throughout the remaining subsidiary banks.

Income Taxes

The Company and its subsidiaries are taxed on their income at the Federal level and by various states in which they do business. The State of Vermont levies franchise taxes on banks based upon average deposit levels in lieu of taxing income. Franchise taxes are included in income tax expense in the consolidated statements of income.

Income tax expense for the third quarter of 2003 was $10.9 million, up from $8.4 million the same period a year ago. Effective income tax rates for 2003 were 35.4% for the third quarter and 36.2% year to date compared to 34.7% for both respective periods in 2002. The higher effective rates in 2003 are due primarily to the higher proportion of the Company’s taxable income being generated in New Hampshire. The lower effective tax rate in the third quarter versus year-to-date was due to the recognition of the settlement of tax assessments by the Massachusetts Department of Revenue relating to the taxation of Real Estate Investment Trusts. This settlement benefited the current quarter’s provision by approximately $250,000.

Financial Position

The Company invests the majority of its assets in loans and securities. Chittenden Corporation’s total assets at September 30, 2003 were $6.0 billion, up $1.1 billion from the prior year-end, as a result of the Granite acquisition. Total loans increased $85 million from June 30, 2003, due to increases in municipal, commercial real estate and construction loans. The increase in municipal loans reflects a seasonal trend, as the second quarter is historically the low point for municipal borrowings, coinciding with the borrowers’ fiscal year-ends. Commercial real estate loans increased $50 million from June 30th with growth throughout Chittenden’s markets. The Company’s residential real estate portfolio declined $43 million due to continued heavy prepayments emanating from the decline in long term interest rates which hit their recent lows in the second quarter of 2003. This decline was substantially offset by growth in construction loans due to the financing of several projects within Chittenden’s commercial customer base, continuing a trend that has been seen for the last several quarters.

Credit Quality

Net charge-off activity totaled $470,000 for the third quarter of 2003 compared to $3.1 million for the same period in 2002. The allowance for loan losses was $59.2 million at September 30, 2003, up from $48.2 million a year ago, and from the prior year-end. The acquisition of Granite Bank led to $7.9 million of the increase from the prior balances. Nonperforming assets include nonaccrual loans and foreclosed real estate (Other Real Estate Owned). As of September 30, 2003, nonperforming assets (NPAs) were $18.0 million unchanged from June 30,

2003 and as a percentage of total loans decreased to 48 basis points compared with 49 basis points. Loans 90 days past due and still accruing increased $1.1 million from the prior quarter to $3.0 million at September 30, 2003. The September 30, 2003 level was consistent with those of the prior year-end and the third quarter of 2002, both of which were prior to the Granite Bank acquisition.

A summary of credit quality follows:

	9/30/03	6/30/03	12/31/02	9/30/02
	(in thousands)
Loans on nonaccrual	$17,749	$17,725	$14,576	$16,184
Troubled debt restructurings	210	215	225	231
Other real estate owned (OREO)	52	30	158	—

Total nonperforming assets (NPAs)	$18,011	$17,970	$14,959	$16,415

Loans past due 90 days or more and still accruing interest	$3,021	$1,921	$2,953	$3,213
Allowance for loan losses	59,171	57,591	48,197	48,187
NPAs as % of loans plus OREO	0.48%	0.49%	0.49%	0.54%
Allowance as % of loans	1.57%	1.56%	1.57%	1.57%
Allowance as % of nonperforming loans	329.48%	321.01%	325.64%	293.56%

Provisions for and activity in the allowance for loan losses are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)
Beginning balance	$57,591	$48,994	$48,197	$45,268
Provision for loan losses	2,050	2,315	6,150	6,081
Allowance acquired through acquisitions	—	—	7,937	2,972
Loans charged off	(1,239)	(3,849)	(5,863)	(8,574)
Loan recoveries	769	727	2,750	2,440

Ending balance	$59,171	$48,187	$59,171	$48,187

The allowance for loan losses is based on management’s estimate of the amount required to reflect the potential inherent losses in the loan portfolio, based on circumstances and conditions known or anticipated at each reporting date. There are inherent uncertainties with respect to the collectibility of the Banks’ loans. Because of these inherent uncertainties, it is reasonably possible that actual losses experienced in the near term may differ from the amounts reflected in this report.

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

Mortgage Servicing Rights

The following table summarizes activity for mortgage servicing rights purchased and originated for the nine months ended September 30, 2003:

	Purchased	Originated	Total
	(in thousands)
Balance at December 31, 2002	$982	$7,509	$8,491
MSRs obtained in Granite Bank acquisition	—	1,480	1,480
Additions	—	5,244	5,244
Amortization	(975)	(7,523)	(8,498)
Recovery of (provision for) impairment	603	3,295	3,898

Balance at September 30, 2003	$610	$10,005	$10,615

At September 30, 2003, a $4.6 million impairment valuation allowance was necessary to recognize the excess of the mortgage-servicing rights’ book value over their current fair value. A precipitous drop in market mortgage interest rates and the resultant acceleration of prepayment speeds late in 2002 necessitated this valuation allowance. Market interest rates continued to fall until early in June 2003, and prepayments, while still high, slowed somewhat in the third quarter of 2003, leading to the impairment recovery recognized above.

Capital

The Company periodically repurchases its own stock under a share repurchase program originally authorized by the Board of Directors on January 19, 2000. Subsequent authorizations have increased the number of shares authorized to be repurchased under the program to six million shares. As of September 30, 2003, the Company had repurchased 4.2 million shares at a total cost of $93 million under this program. Based on the resolution passed by the Corporation’s Board of Directors, the Company has until December 31, 2003 to purchase the remaining 1.8 million shares authorized.

Stockholders’ equity totaled $574.3 million at September 30, 2003, compared to $418.8 million at December 31, 2002. The current level reflects the issuance of $116 million in common stock as consideration in the Granite Bank transaction. “Tier One” capital, consisting of common equity and certain types of preferred stock, including the Trust Preferred issuance, measured 9.72% of risk-weighted assets at September 30, 2003. Total capital, including the “Tier Two” allowance for loan losses, was 10.97% of risk-weighted assets and the leverage capital ratio was 7.49%. These ratios placed Chittenden in the “well-capitalized” category according to regulatory standards.

The trust subsidiary which issued the Company’s trust preferred securities will no longer be consolidated into the Company’s financial statements upon the adoption of FIN 46 in the fourth quarter of 2003. However, the Company will continue to reflect the amounts payable to the trust’s preferred shareholders as debt in its financial statements. At some future point, this accounting change may result in the exclusion of the Trust Preferred securities (TPS) from Tier 1 capital, however, the Federal Reserve Board (FRB) has indicated that it will continue to qualify as such until further notice and that it may be grandfathered for some period of time in the event that they were to conclude that it should no longer qualify. The Company has evaluated the potential impact of such a change on its Tier 1 capital ratio and has concluded that it would remain well capitalized in the event the FRB were to change the regulatory capital treatment of these securities. The regulatory capital treatment of the TPS in the Company’s total capital ratio would be unchanged.

Liquidity

The Company’s liquidity and rate sensitivity are monitored by the asset and liability committee, based upon policies approved by the Board of Directors. The measure of an institution’s liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. The Company’s commercial banking operations generate significant amounts of low cost funds through their deposit gathering operations. For the quarter ended September 30, 2003, the Company’s ratio of average loans to average deposits was approximately 75.9%. At September 30, 2003, the Company maintained cash balances and short-term investments of approximately $209.7 million, compared with $212.7 million at June 30, 2003. Borrowings at September 30, 2003 were $240.4 million compared to $399.0 million on June 30, 2003. Of the $159 million decline, $111 million was a result of the early redemption of FHLB borrowings and customer repurchase agreements, while the remaining $48 million decline was related to short term borrowings.

The Company has available borrowing capacity under certain programs including Federal Home Loan Bank borrowings, Treasury Tax & Loan borrowings, repo lines with investment banks, and advised Fed Funds lines totaling more than $1.0 billion. The Company also has an effective shelf registration statement under which an additional $225 million in debt securities, common stock, preferred stock, or warrants may be offered from time to time.

Aggregate Contractual Obligations

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
FHLB borrowings	$154,931	—	—	$32,463	$122,468
Trust preferred securities	125,000	—	—	—	125,000
Data processing contract	18,129	12,849	2,136	2,096	1,048
Equity investments commitments to limited partnerships	9,399	3,077	6,322
Operating leases	23,817	4,719	11,975	2,633	4,490

Total	$331,276	$20,645	$20,433	$37,192	$253,006

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2003, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

31.1	Certification of Chairman, President and Chief Executive Officer, Paul A. Perrault pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer, Kirk W. Walters pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman, President, and Chief Executive Officer, Paul A. Perrault, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer, Kirk W. Walters, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K

The Company’s second quarter 2003 press release announcing earnings and quarterly dividends, as well as a copy of the quarterly comparative financial statements was file on Form 8-K on July 18, 2003.

The Company’s investor presentation distributed at various analyst meetings was furnished on Form 8-K on September 2, 2003.

The Company’s investor presentation made at the RBC Capital Markets conference on September 18, 2003 was furnished on Form 8-K on September 17, 2003.

CHITTENDEN CORPORATION

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHITTENDEN CORPORATION
Registrant

October 27, 2003	/s/ PAUL A. PERRAULT
Date	Paul A. Perrault,
Chairman, President and
Chief Executive Officer

October 27, 2003	/s/ KIRK W. WALTERS
Date	Kirk W. Walters
Executive Vice President,
Treasurer, and Chief Financial Officer