Form 10-K
period 2003-12-31
CHITTENDEN CORP /VT/
filed 2004-03-05
CIK 200138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003

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

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant, computed by reference to the last reported sale price on the NYSE on June 30, 2003 was $973,721,920

At February 29, 2004 there were 36,722,381 shares of the Registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

1.	Notice of 2004 Annual Meeting and Proxy Statement: Part III, Items 10, 11, 12, 13.

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

Readers are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed in this document, including the documents incorporated by reference in this document. Control of the risks inherent in our business is essential for financial performance and creating long-term value. These risks include changes in general, national or regional economic conditions, changes in loan default and charge-off rates, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in interest rates, changes in levels of income and expense in noninterest income and expense related activities and other risk factors identified from time to time in Chittenden’s periodic filings with the Securities and Exchange Commission. Chittenden has a system of processes to aid in the identification and assessment of the above risks, to establish necessary controls, and to monitor compliance with levels deemed acceptable by the Company. This management system includes a series of committees to provide oversight.

The factors referred to above include many, but not all, of the factors that could impact the Company’s ability to achieve the results described in any forward-looking statements. You should not place undue reliance on forward-looking statements. You should be aware that the occurrence of the events described above and elsewhere in this document, including the documents incorporated by reference, could harm the Company’s business, operating results or financial condition. Chittenden does not undertake any obligation to update any forward-looking statements as a result of future events or developments.

[THIS PAGE INTENTIONALLY LEFT BLANK]

PART I

ITEM 1 BUSINESS

Chittenden Corporation (the “Company” or “CC”), a Vermont corporation organized in 1971, is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. At December 31, 2003, the Company had total consolidated assets of approximately $5.9 billion. The Company is the holding company parent and owns 100% of the outstanding common stock of Chittenden Trust Company (“CTC”), Flagship Bank and Trust Company (“FBT”), The Bank of Western Massachusetts (“BWM”), Maine Bank & Trust (“MBT”), Ocean National Bank (“ONB”), Granite Bank (“GB”) (collectively “The Banks”).

The following table summarizes Chittenden’s acquisition history related to its other banking franchises. The Vermont Financial acquisition is also included as it was a significant in-market transaction that was merged into existing franchise banks:

Date Announced	Acquisition	Subsidiary Bank(s)	State(s) of Business	Consideration Paid (in millions)	Accounting Method	Date Closed
11/2/2002	Granite State Bancshares, Inc	Granite Bank	NH	$239 stock & cash	Purchase(1)	2/28/03

10/5/2001	Ocean National Corporation	Ocean National Bank	NH / ME	$53.25 cash	Purchase(1)	2/28/02

1/26/2001	Maine Bank Corporation	Maine Bank & Trust	ME	$49.25 cash	Purchase(1)	4/30/01

12/16/1998	Vermont Financial Services, Inc.	Vermont National Bank (3), United Bank (3)	VT / NH/ MA	$387.2 stock	Pooling (2)	5/28/99

9/19/1995	Flagship Bank and Trust	Flagship Bank and Trust	MA	$41.7 cash	Pooling (2)	2/29/96

8/17/1994	Bank of Western Massachusetts	Bank of Western Massachusetts	MA	$26.5 cash	Purchase(1)	3/17/95

(1)	These acquisitions have been accounted for as purchases and accordingly, the operations of acquired companies are included in the financial statements from their dates of acquisition.
(2)	These acquisitions were accounted for as poolings of interests and accordingly, all financial data was restated to reflect the combined financial condition and results of operations as if these acquisitions were in effect for all periods presented.
(3)	United Bank merged into The Bank of Western Massachusetts in the third quarter of 1999. Vermont National Bank was merged into Chittenden Trust Company in the first quarter of 2000.

The Company engages in one line of business, that of providing financial services through its banking subsidiaries. Through its subsidiaries, the Company offers a variety of lending services, with loans totaling approximately $3.7 billion at December 31, 2003. The largest loan categories are commercial loans and residential real estate loans. Commercial loans include those secured by commercial real estate, and others made to a variety of businesses and municipalities. Commercial loans amounted to approximately 60% of the total loans outstanding at December 31, 2003.

Loans secured by residential properties, including home equity loans, comprised 31% of total loans outstanding at December 31, 2003. The Company underwrites its residential mortgages based upon secondary market standards and sells substantially all of its fixed-rate residential mortgage loans on a servicing-retained basis. Variable or adjustable rate mortgage loans are typically held in portfolio.

Consumer loans at December 31, 2003 were 7% of total loans outstanding. The majority of these loans were indirect installment loans while the remaining loans consisted of direct installment and revolving credit. The Company’s lending activities are conducted primarily in Vermont, Massachusetts, New Hampshire and Maine, with additional activity related to nearby market areas in New York and Connecticut. In addition to the portfolio diversification described above, the loans are diversified by borrowers and industry groups. In making commercial loans, the Company occasionally solicits the participation of other banks. The Company also occasionally participates in loans originated by other banks. Certain of the Company’s commercial loans are made under programs administered by the U.S. Small Business Administration, U.S. Farmers Home Administration or other local government agencies within the Company’s markets. Loan terms generally include repayment guarantees by the agency involved in varying amounts up to 90% of the original loan.

The Banks offer a wide range of banking services, including the acceptance of demand, savings, money market, cash management and time deposits. As of December 31, 2003, total interest-bearing deposits and noninterest-bearing demand deposits amounted to approximately $4.1 billion and $899 million, respectively. The Banks also provide personal trust services, including services as executor, trustee, administrator, custodian and guardian. Corporate trust services are also provided, including services as trustee for pension and profit sharing plans. Asset management services are provided for both personal and corporate trust clients. Trust assets under administration totaled $6.7 billion at December 31, 2003, which included $1.9 billion under full discretionary management.

The Company also sells various business services products including payroll processing, merchant credit card processing, business credit cards, insurance and cash management. Financial and investment counseling is provided to municipalities and school districts within the Company’s service area, as well as central depository, lending, and other banking services. The Banks offer a variety of other services including safe deposit facilities, certain non-deposit investment products through the brokerage services of Chittenden Securities, Inc., and various insurance related products through Chittenden Insurance Group and GSBI Insurance Group. Chittenden Securities and Chittenden Insurance Group are subsidiaries of Chittenden Trust Company. GSBI Insurance Group is a subsidiary of Granite Bank.

The Company’s principal executive offices are located at Two Burlington Square, Burlington, Vermont 05401; telephone number: 802-658-4000.

CHITTENDEN TRUST COMPANY

CTC was chartered by the Vermont Legislature as a commercial bank in 1904. It is the largest bank headquartered in Vermont, based on total assets of approximately $3.0 billion, total loans of approximately $1.8 million and total deposits of approximately $2.6 billion. CTC’s principal offices are in Burlington, Vermont and it has fifty-two additional locations in Vermont. The trade name “Chittenden Bank” is used at all locations. The Company operates its mortgage banking and servicing operations under the “Mortgage Service Center” trade name.

CTC has a registered broker/dealer subsidiary, Chittenden Securities, Inc (CSI). A full service broker-dealer registered with the Securities and Exchange Commission (SEC), Chittenden Securities, Inc. is a member of the National Association of Securities Dealers, Inc. (NASD) and the Securities Investor Protection Corporation (SIPC). CSI operates throughout the locations of the CTC franchise as well as at locations of the other affiliate banks.

CTC, through its subsidiary Chittenden Insurance Group, offers various insurance related products including commercial, personal and life/health policies, as well as specialized coverages and risk management services.

THE BANK OF WESTERN MASSACHUSETTS

BWM was chartered by the Commonwealth of Massachusetts as a commercial bank in 1986. At December 31, 2003, BWM had total assets of $545 million, total loans of $457 million and total deposits of $472 million. BWM’s principal offices are located in Springfield, Massachusetts and it has twelve additional locations in western Massachusetts.

FLAGSHIP BANK AND TRUST COMPANY

FBT was chartered by the Commonwealth of Massachusetts as a commercial bank in 1986. At December 31, 2003, FBT had total assets of $500 million, total loans of $268 million and total deposits of $446 million. FBT’s principal offices are located in Worcester, Massachusetts and it has six additional locations in the greater Worcester, Massachusetts area.

MAINE BANK & TRUST

MBT was chartered by the State of Maine as a commercial bank in 1991. At December 31, 2003, MBT had total assets of $302 million, total loans of $229 million and total deposits of $254 million. MBT’s principal offices are located in Portland, Maine and it has eleven additional locations in southern Maine.

OCEAN NATIONAL BANK

ONB is a federally chartered commercial bank founded in 1854. At December 31, 2003, ONB had total assets of $578 million, total loans of $434 million and total deposits of $485 million. ONB’s principal offices are located in Kennebunk, Maine and it has twenty additional locations in southern Maine and southeastern New Hampshire.

GRANITE BANK

GB was chartered by the State of New Hampshire as a commercial bank in 1895. At December 31, 2003, GB had total assets of $1.0 billion, total loans of $527 million and total deposits of $718 million. GB’s principal offices are located in Keene, New Hampshire and it has seventeen additional locations in southern New Hampshire. The Company plans to merge Granite into Ocean National Bank in the second quarter of 2004, and move the headquarters of the combined bank to Portsmouth, New Hampshire.

GB, through its subsidiary GSBI Insurance Group, offers various insurance related products including personal, commercial and life/health policies.

ECONOMY

The Northern New England economy continued to improve and strengthen throughout the year. Demand for residential real estate within the region is still strong primarily due to historical lows in long-term interest rates and limited inventory. Retailers in New England reported increases in sales in the fourth quarter compared with prior-year sales. Contacts in the lumber and homebuilder sector indicate residential construction and home improvements continue to positively affect their business. Along with the increase in overall economic activity, there were modest improvements in labor markets. These improvements took the form of reduced layoffs or modestly increased hiring, although new hiring was still quite minimal. Changes in the economy are difficult to predict, and the discussion above may or may not be indicative of whether the Northern New England economy is improving or will continue to strengthen. A downturn in the local economies that the Company serves or adverse changes in the real estate markets could negatively impact the Company’s business and financial condition.

COMPETITION

There is vigorous competition in the Company’s marketplace for all aspects of banking and related financial service activities. The asset management and trust business which provides financial and estate advice is proving to be a necessity in today’s complex world. Money market deposit accounts, cash management accounts and short-term certificates of deposit offered by the Banks compete with investment account offerings of brokerage firms and with products offered by insurance companies. The Company also competes with other banks, credit unions, and finance companies for the commercial banking business in Northern New England. The Company’s operations are impacted by state and federal regulations which are applicable to the banking industry.

SUPERVISION AND REGULATION

The Company and its banking subsidiaries are subject to extensive regulation under federal and state banking laws and regulations. The following discussion of certain of the material elements of the regulatory framework applicable to banks and bank holding companies is not intended to be complete and is qualified in its entirety by the text of the relevant state and federal statutes and regulations. A change in the applicable laws or regulations may have a material effect on the business of the Company and/or The Banks.

Regulation of the Company

General. As a corporation incorporated under Vermont law, the Company is subject to regulation by the Vermont Secretary of State and Vermont corporate law governs the rights of its stockholders. As a bank holding company, the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Under the BHC Act, bank holding companies generally may not acquire ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve Board. In addition, bank holding companies (such as the Company) that are not also financial holding companies are generally prohibited under the BHC Act from engaging in non-banking activities, subject to certain exceptions. As a bank holding company that has not elected to become a financial holding company, the Company’s activities are limited generally to the business of banking and activities determined by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto. The Federal Reserve Board has authority to take a broad range of enforcement actions, including the issuance of cease and desist orders to terminate or prevent unsafe or unsound banking practices or violations of laws or regulations, the assessment of civil money penalties against bank holding companies and their non-bank subsidiaries, officers, directors and other institution-affiliated parties, and the removal of officers and directors.

Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Interstate Act). The Interstate Act permits adequately capitalized and adequately managed bank holding companies, as determined by the Federal Reserve Board, to acquire banks in any state subject to certain concentration limits and other conditions. The Interstate Act also generally authorizes the interstate merger of banks. In addition, among other things, the Interstate Act permits banks to establish new branches on an interstate basis provided that the law of the host state specifically authorizes such action.

Gramm-Leach-Bliley Act (1999). The Gramm-Leach-Bliley Act (the “GLBA”) repeals provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve member banks with firms “engaged principally” in specified securities activities; and Section 32, which restricted officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities. In addition, the GLBA also contains provisions that expressly preempt any state law restricting certain insurance activities. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHC Act framework to permit a bank holding company, such as the Company, to engage in a full range of financial activities through a new entity known as a “financial holding company”. “Financial activities” is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. In sum, the GLBA permits a BHC that qualifies and elects to be treated as a financial holding company to engage in a significantly broader range of financial activities than bank holding companies.

In order to become a financial holding company and engage in these broader activities, a bank holding company, must meet certain tests. Specifically, all of a bank holding company’s banks must be well-capitalized and well-managed, as measured by regulatory guidelines, and each of the bank holding company’s banks must have been rated “satisfactory” or better in its most recent Community Reinvestment Act evaluation. See “Supervision and Regulation, Regulation of the Banks—CRA Regulations.” A bank holding company that elects to be treated as a financial holding company may face significant consequences if its banks fail to maintain the required capital and management ratings, including entering into an agreement with the Federal Reserve Board, which imposes limitations on its operations and may even require divestitures. Such possible ramifications may limit the ability of a bank subsidiary to expand significantly or acquire less than well-capitalized and well-managed institutions. At this time, as noted above, the Company has not elected to become a financial holding company.

Dividends. The Federal Reserve Board has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The Federal Reserve Board has indicated generally that it may be an unsafe and unsound practice for bank holding companies to pay dividends unless the bank holding company’s net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality, and overall financial condition. The Company’s ability to pay dividends is dependent upon the flow of dividend income to it from The Banks, which may be affected or limited by regulatory restrictions imposed by federal or state bank regulatory agencies. See “Regulation of The Banks—Dividends.”

Certain Transactions by Bank Holding Companies with their Affiliates. There are various statutory restrictions on the extent to which bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with their insured depository institution subsidiaries. An insured depository institution (and its subsidiaries) may not lend money to, or engage in covered transactions with, its non-depository institution affiliates if the aggregate amount of covered transactions outstanding involving the bank, plus the proposed transaction exceeds the following limits: (a) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; and (b) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. For this purpose, “covered transactions” are defined by statute to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the Federal Reserve Board, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Covered transactions are also subject to certain collateral security requirements. Other types of transactions between a bank and a bank holding company must be on market terms and not otherwise unduly favorable to the holding company or an affiliate thereof. Moreover, Section 106 of the BHC Act provides that, to further competition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service.

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

Liability of Commonly Controlled Depository Institutions. Under the Federal Deposit Insurance Act, as amended (“FDI Act”), an FDIC-insured depository institution, such as The Banks can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the “default” of a commonly controlled FDIC-insured depository institution, or (ii) any assistance provided by the FDIC to any commonly controlled depository institution in “danger of default.” For these purposes, the term “default” is defined generally as the appointment of a conservator or receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur without federal regulatory assistance.

Regulation of The Banks

General. As FDIC-insured state-chartered banks, The Banks (with the exception of ONB) are subject to the supervision of and regulation by the Commissioner of Banking, Insurance, Securities and Health Care Administration of the State of Vermont, in the case of CTC; the Maine Superintendent of the Bureau of Banking in the case of MBT (the “Superintendent”); the Commissioner of Banks of the Commonwealth of Massachusetts in the case of BWM and FBT and the Commissioner of Banks of the State of New Hampshire in the case of GB (individually, a Commissioner and collectively, the “Commissioners”). ONB is a nationally chartered bank principally regulated by the Office of Comptroller of the Currency (the “OCC”). This supervision and regulation is for the protection of depositors, the Bank Insurance Fund (“BIF”), and consumers, and is not for the protection of the Company’s stockholders. The prior approval of the FDIC or the OCC and the relevant Commissioner is required, among other things, for The Banks to establish or relocate an additional branch office, assume deposits, or engage in any merger, consolidation, purchase or sale of all or substantially all of the assets of any of The Banks.

Examinations and Supervision. The FDIC, the OCC, and the Commissioners regularly examine the condition and the operations of The Banks, including (but not limited to) their capital adequacy, reserves, loans, investments, earnings, liquidity, compliance with laws and regulations, record of performance under the Community Reinvestment Act of 1997 and management practices. In addition, The Banks are required to furnish quarterly and annual reports of income and condition to the FDIC and the OCC as well as periodic reports to the Commissioners. The enforcement authority of the FDIC and the OCC includes the power to impose civil money penalties, terminate insurance coverage, remove officers and directors and issue cease-and-desist orders to prevent unsafe or unsound practices or violations of laws or regulations and to take a broad range of actions against The Banks and their institution-affiliated parties. In addition, the FDIC has authority to impose additional restrictions and requirements with respect to banks that do not satisfy applicable regulatory capital requirements. See “Capital Requirements and FDICIA—Prompt Corrective Action” below.

Dividends. The principal source of the Company’s revenue is dividends from The Banks. Payments of dividends by The Banks are subject to certain Vermont, Maine, Massachusetts and New Hampshire banking law restrictions. Payment of dividends by CTC is subject to Vermont banking law restrictions, which require that, CTC may not, without the Commissioner’s approval, authorize dividends that reduce capital below certain standards established by the Commissioner. New Hampshire statutes impose similar restrictions on the payment of dividends by GB. Payment of dividends by BWM and FBT is subject to Massachusetts banking law restrictions, which require that each bank’s capital not be impaired and limits the amount of dividends that may be paid during a calendar year to net profit for that year plus retained net profits from the prior two years. Payments of dividends by MBT are subject to Maine banking law restrictions, which require that, they may not, without the Superintendent’s approval, authorize dividends that reduce capital below certain standards established by the Superintendent. Payment of dividends by ONB is subject to certain limitations imposed by the OCC, which limit dividends that a national bank may declare during any calendar year to retained net income for that year plus retained net income for the preceeding two years. Massachusetts banking laws require each of BWM and FBT to maintain a capital structure with a surplus account amounting to at least 50% of its capital stock and to transfer to its surplus account each year from net profits one-quarter of one percent of its deposit liabilities.

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

Deposit Insurance. The Banks’ deposits are insured by the BIF of the FDIC to the legal maximum of $100,000 for each insured depositor. The FDI Act provides that the FDIC shall set deposit insurance assessment rates on a semi-annual basis at a level sufficient to increase the ratio of BIF reserves to BIF-insured deposits to at least 1.25%, and to maintain that ratio. Although current assessment levels are low, BIF insurance assessments may be increased in the future if necessary to maintain BIF reserves at the required level. See “Capital Requirements and FDICIA—Risk-Based Deposit Insurance and FICO Assessments” below.

Federal Reserve Board Policies and Reserve Requirements. The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future. Federal Reserve Board policies affect the levels of bank earnings on loans and investments and the levels of interest paid on bank deposits through the Federal Reserve System’s open-market operations in United States government securities, regulation of the discount rate on bank borrowings from Federal Reserve Banks and regulation of non-earning reserve requirements. Regulation D promulgated by the Federal Reserve Board requires all depository institutions, including The Banks, to maintain reserves against their transaction accounts (generally, demand deposits, NOW accounts and certain other types of accounts that permit payments or transfer to third parties) or non-personal time deposits (generally, money market deposit accounts or other savings deposits held by corporations or other depositors that are not natural persons, and certain other types of time deposits), subject to certain exemptions. Because required reserves must be maintained in the form of either vault cash, a non-interest bearing account at the Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the amount of the Bank’s interest-bearing assets. As of December 31, 2003, The Bank’s aggregate reserve requirement was approximately $10.6 million.

Consumer Protection Regulation. Other aspects of the lending and deposit businesses of The Banks that are subject to regulation by the FDIC, the OCC and the Commissioners include disclosure requirements with respect to interest, payment and other terms of consumer and residential mortgage loans and disclosure of interest and fees and other terms of, and the availability of, funds for withdrawal from consumer deposit accounts. In addition, The Banks are subject to federal and state laws and regulations prohibiting certain forms of discrimination in credit transactions, and imposing certain recordkeeping, reporting and disclosure requirements with respect to residential mortgage loan applications.

USA PATRIOT Act. The USA Patriot Act of 2001 (the “USA PATRIOT Act”), designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system, has significant implications for depository institutions, broker-dealers and other businesses involved in the transfer of money. The USA PATRIOT Act, together with the implementing regulations of various federal regulatory agencies, have caused financial institutions, including The Banks, to adopt and implement additional or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity and currency transaction reporting, customer identity verification and customer risk analysis. The statute and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the Federal Reserve Board (and other federal banking agencies) to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHC Act or under the Bank Merger Act. Management believes that the Company is in compliance with all the requirements prescribed by the USA PATRIOT Act and all applicable final implementing regulations.

CRA Regulations. The Community Reinvestment Act of 1997 (“CRA”) requires lenders to identify the communities served by the institution’s offices and to identify the types of credit the institution is prepared to extend within such communities. The FDIC examines each of The Banks, except for ONB, which is examined by the OCC, and the agencies rate such institutions’ compliance with CRA as “Outstanding”, “Satisfactory”, “Needs to Improve” or “Substantial Noncompliance”. As of their last CRA examinations, CTC, MBT, BWM and FBT all received a rating of “Outstanding,” and ONB and GB received a rating of “Satisfactory.”

Failure of an institution to receive at least a “Satisfactory” rating could inhibit such institution or its holding company from undertaking certain activities, including engaging in activities newly permitted as a financial holding company under the GLBA and acquisitions of other financial institutions. The Federal Reserve Board must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low-and moderate-income neighborhoods. Current CRA regulations primarily rely on objective criteria of the performance of institutions under three key assessment tests: a lending test, a service test and an investment test. The Banks are committed to meeting the existing or anticipated credit needs of their entire communities, including low and moderate-income neighborhoods, consistent with safe and sound banking operations.

Capital Requirements and FDICIA

General. The FDIC has established guidelines with respect to the maintenance of appropriate levels of capital by FDIC-insured banks, and the OCC has established nearly identical guidelines applicable to national banks. The Federal Reserve Board has established substantially identical guidelines with respect to the maintenance of appropriate levels of capital, on a consolidated basis, by bank holding companies. If a banking organization’s capital levels fall below the minimum requirements established by such guidelines, a bank or bank holding company will be expected to develop and implement a plan acceptable to the FDIC or the Federal Reserve Board, respectively, to achieve adequate levels of capital within a reasonable period, and may be denied approval to acquire or establish additional banks or non-bank businesses, merge with other institutions or open branch facilities until such capital levels are achieved. Federal legislation requires federal bank regulators to take “prompt corrective action” with respect to insured depository institutions that fail to satisfy minimum capital requirements and imposes significant restrictions on such institutions. See “Prompt Corrective Action” below.

Leverage Capital Ratio. The regulations of the FDIC and the OCC require FDIC-insured state banks and national banks, respectively, to maintain a minimum “Leverage Capital Ratio” or “Tier 1 Capital” (as defined in the Risk-Based Capital Guidelines discussed in the following paragraphs) to Total Assets of 3.0%. The regulations of the FDIC and the OCC state that only banks with the highest federal bank regulatory examination rating will be permitted to operate at or near such minimum level of capital. All other banks are expected to maintain an additional margin of capital, equal to at least 1% to 2% of Total Assets, above the minimum ratio.

Any bank experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. The Federal Reserve Board’s guidelines impose substantially similar leverage capital requirements on bank holding companies on a consolidated basis.

Risk-Based Capital Requirements. The regulations of the FDIC and the OCC also require FDIC-insured state banks and national banks, respectively, to maintain minimum capital levels measured as a percentage of such banks’ risk-adjusted assets. A bank’s qualifying total capital (“Total Capital”) for this purpose may include two components—“Core” (Tier 1) Capital and “Supplementary” (Tier 2) Capital. Core Capital consists primarily of common stockholders’ equity, which generally includes common stock, related surplus and retained earnings, certain non-cumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of consolidated subsidiaries, and (subject to certain limitations) mortgage servicing rights and purchased credit card relationships, less all other intangible assets (primarily goodwill). Supplementary Capital elements include, subject to certain limitations, a portion of the allowance for losses on loans and leases, perpetual preferred stock that does not qualify for inclusion in Tier 1 capital, long-term preferred stock with an original maturity of at least 20 years and related surplus, certain forms of perpetual debt and mandatory convertible securities, and certain forms of subordinated debt and intermediate-term preferred stock.

The risk-based capital rules assign a bank’s balance sheet assets and the credit equivalent amounts of the bank’s off-balance sheet obligations to one of four risk categories, weighted at 0%, 20%, 50% or 100%, respectively. Applying these risk-weights to each category of the bank’s balance sheet assets and to the credit equivalent amounts of the bank’s off-balance sheet obligations and summing the totals results in the amount of the bank’s total Risk-Adjusted Assets for purposes of the risk-based capital requirements. Risk-Adjusted Assets can either exceed or be less than reported balance sheet assets, depending on the risk profile of the banking organization. Risk-Adjusted Assets for institutions such as The Banks will generally be less than reported balance sheet assets because its retail banking activities include proportionally more residential mortgage loans and certain investment securities with a lower risk weighting and relatively smaller off-balance sheet obligations.

The risk-based capital regulations require all banks to maintain a minimum ratio of Total Capital to Risk-Adjusted Assets of 8.0%, of which at least one-half (4.0%) must be Core (Tier 1) Capital. For the purpose of calculating these ratios: (i) a banking organization’s Supplementary Capital eligible for inclusion in Total Capital is limited to no more than 100% of Core Capital; and (ii) the aggregate amount of certain types of Supplementary Capital eligible for inclusion in Total Capital is further limited. For example, the regulations limit the portion of the allowance for loan losses eligible for inclusion in Total Capital to 1.25% of Risk-Adjusted Assets. The Federal Reserve Board has established substantially identical risk-based capital requirements, which are applied to bank holding companies on a consolidated basis. The risk-based capital regulations explicitly provide for the consideration of interest rate risk in the overall evaluation of a bank’s capital adequacy to ensure that banks effectively measure and monitor their interest rate risk, and that they maintain capital adequate for that risk. A bank deemed by its federal banking regulator to have excessive interest rate risk exposure may be required by the FDIC to maintain additional capital (that is, capital in excess of the minimum ratios discussed above). The Banks believe, based on their level of interest rate risk exposure, that this provision will not have a material adverse effect on them.

On December 31, 2003, the Company’s consolidated Total and Tier 1 Risk-Based Capital Ratios were 11.32% and 10.07%, respectively, and its Leverage Capital Ratio was 7.79%. Based on the above figures and accompanying discussion, the Company exceeds all regulatory capital requirements and is considered well capitalized.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires, among other things, that the federal banking regulators take “prompt corrective action” with respect to, and imposes significant restrictions on, any bank that fails to satisfy its applicable minimum capital requirements. FDICIA establishes five capital categories consisting of “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under applicable regulations, a bank that has a Total Risk-Based Capital Ratio of 10.0% or greater, a Tier 1 Risk-Based

Capital Ratio of 6.0% or greater and a Leverage Capital Ratio of 5.0% or greater, and is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure is deemed to be “well capitalized.” A bank that has a Total Risk-Based Capital Ratio of 8.0% or greater, a Tier 1 Risk-Based Capital Ratio of 4.0% or greater and a Leverage Capital Ratio of 4.0% (or 3% for banks with the highest regulatory examination rating that are not experiencing or anticipating significant growth or expansion) or greater and does not meet the definition of a well capitalized bank is considered to be “adequately capitalized.” A bank that has a Total Risk-Based Capital Ratio of less than 8.0% or has a Tier 1 Risk-Based Capital Ratio that is less than 4.0%, except as noted above, a Leverage Capital Ratio of less than 4.0% is considered “undercapitalized.” A bank that has a Total Risk-Based Capital Ratio of less than 6.0%, or a Tier 1 Risk-Based Capital Ratio that is less than 3.0% or a Leverage Capital Ratio that is less than 3.0% is considered to be “significantly undercapitalized,” and a bank that has a ratio of tangible equity to total assets equal to or less than 2% is deemed to be “critically undercapitalized.” A bank may be deemed to be in a capital category lower than is indicated by its actual capital position if it is determined to be in an unsafe or unsound condition or receives an unsatisfactory examination rating. FDICIA generally prohibits a bank from making capital distributions (including payment of dividends) or paying management fees to controlling stockholders or their affiliates if, after such payment, the bank would be undercapitalized.

Under FDICIA and the applicable implementing regulations, an undercapitalized bank will be (i) subject to increased monitoring by its primary federal banking regulator; (ii) required to submit to its primary federal banking regulator an acceptable capital restoration plan (guaranteed, subject to certain limits, by the bank’s holding company) within 45 days of being classified as undercapitalized; (iii) subject to strict asset growth limitations; and (iv) required to obtain prior regulatory approval for certain acquisitions, transactions not in the ordinary course of business, and entries into new lines of business. In addition to the foregoing, the primary federal banking regulator may issue a “prompt corrective action directive” to any undercapitalized institution. Such a directive may (i) require sale or re-capitalization of the bank, (ii) impose additional restrictions on transactions between the bank and its affiliates, (iii) limit interest rates paid by the bank on deposits, (iv) limit asset growth and other activities, (v) require divestiture of subsidiaries, (vi) require replacement of directors and officers, and (vii) restrict capital distributions by the bank’s parent holding company.

In addition to the foregoing, a significantly undercapitalized institution may not award bonuses or increases in compensation to its senior executive officers until it has submitted an acceptable capital restoration plan and received approval from its primary federal banking regulator.

Not later than 90 days after an institution becomes critically undercapitalized, the primary federal banking regulator for the institution must appoint a receiver or, with the concurrence of the FDIC, a conservator, unless the agency, with the concurrence of the FDIC, determines that the purpose of the prompt corrective action provisions would be better served by another course of action. FDICIA requires that any alternative determination be “documented” and reassessed on a periodic basis. Notwithstanding the foregoing, a receiver must be appointed after 270 days unless the appropriate federal banking agency and the FDIC certify that the institution is viable and not expected to fail.

Deposit Insurance Assessments. The FDIC uses a risk-based system which assigns each of The Banks to one of three capital categories (1) well capitalized, (2) adequately capitalized, or (3) undercapitalized, and to one of three subgroups within a capital category on the basis of supervisory evaluations by the applicable Bank’s primary federal regulator and, if applicable, other information relevant to the Bank’s financial condition and the risk posed to the BIF. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. The FDIC is authorized to raise the assessment rates in certain circumstances. If the FDIC determines to increase the assessment rates for all institutions, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and may raise BIF insurance premiums again in the future. If the FDIC takes such action, it could have an adverse effect on the earnings of The Banks, the extent of which is not currently quantifiable. The risk classification to which an institution is assigned by the FDIC is confidential and may not be disclosed.

Assessment rates in 2003 ranged from 0% of domestic deposits for an institution in the lowest risk category (i.e., well capitalized and healthy from a supervisory standpoint) to 0.27% of domestic deposits for institutions in the highest risk category (i.e., undercapitalized and unhealthy from a supervisory standpoint). The Deposit Insurance Funds Act of 1996 eliminates the minimum assessment and authorizes the Financing Corporation (FICO) to levy assessments on BIF-assessable deposits. The actual assessment rates for FICO are adjusted on a quarterly basis to reflect changes in the assessment bases of the insurance funds. Based on the 1996 Act, the Banks paid assessments totaling $838,302 or 0.0167 cents per $100 of deposits in 2003.

Brokered Deposits and Pass-Through Deposit Insurance Limitations. Under FDICIA, a bank cannot accept brokered deposits unless it either (i) is “Well Capitalized” or (ii) is “Adequately Capitalized” and has received a written waiver from its primary federal banking regulator. For this purpose, “Well Capitalized” and “Adequately Capitalized” have the same definitions as in the Prompt Corrective Action regulations. See “—Prompt Corrective Action” above. Banks that are not in the “Well Capitalized” category are subject to certain limits on the rates of interest they may offer on any deposits (whether or not obtained through a third-party deposit broker). Pass-through insurance coverage is not available in banks that do not satisfy the requirements for acceptance of brokered deposits for deposits of certain employee benefit plans, except that pass-through insurance coverage will be provided for employee benefit plan deposits in institutions which at the time of acceptance of the deposit meet all applicable regulatory capital requirements and send written notice to their depositors that their funds are eligible for pass-through deposit insurance. Although eligible to do so, The Banks have not accepted brokered deposits.

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

Real Estate Lending Standards. FDICIA requires the federal bank regulatory agencies to adopt uniform real estate lending standards. The FDIC and the OCC have adopted regulations, which establish supervisory limitations on Loan-to-Value (“LTV”) ratios in real estate loans by FDIC-insured banks, including national banks. The regulations require banks to establish LTV ratio limitations within or below the prescribed uniform range of supervisory limits.

Standards for Safety and Soundness. Pursuant to FDICIA the federal bank regulatory agencies have prescribed, by regulation, standards and guidelines for all insured depository institutions and depository institution holding companies relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. The compensation standards prohibit employment contracts, compensation or benefit arrangements, stock option plans, fee arrangements or other compensatory arrangements that would provide “excessive” compensation, fees or benefits, or that could lead to material financial loss. In addition, the federal bank regulatory agencies are required by FDICIA to prescribe standards specifying; (i) maximum classified assets to capital ratios; (ii) minimum earnings sufficient to absorb losses without impairing capital; and (iii) to the extent feasible, a minimum ratio of market value to book value for publicly-traded shares of depository institutions and depository institution holding companies.

Activities and Investments of Insured State Banks. FDICIA provides that FDIC-insured state banks such as CTC, MBT, BWM, FBT and GB may not engage as a principal, directly or through a subsidiary, in any activity that is not permissible for a national bank, such as ONB, unless the FDIC determines that the activity does not pose a significant risk to the BIF, and the bank is in compliance with its applicable capital standards. In addition, an insured state bank may not acquire or retain, directly or through a subsidiary, any equity investment of a type, or in an amount, that is not permissible for a national bank, unless such investments meet certain grandfather requirements.

The GBLA includes a section of the FDI Act governing subsidiaries of state banks that engage in “activities as principal that would only be permissible” for a national bank to conduct in a financial subsidiary. This provision permits state banks, to the extent permitted under state law, to engage in certain new activities, which are permissible for subsidiaries of a financial holding company. See “Supervision and Regulation, Regulation of the Company.” Further, it expressly preserves the ability of a state bank to retain all existing subsidiaries. Because the applicable Vermont statute explicitly permits banks chartered by the state to engage in all activities permissible for national banks, CTC will be permitted to form subsidiaries to engage in the activities authorized by the GLBA. Massachusetts, Maine and New Hampshire permit banks chartered by those states to engage in activities which are permissible for a national bank and that are approved by the Massachusetts Commissioner of Banks, the Maine Superintendent of Banking or the New Hampshire Commissioner of Banks. Thus, MBT, BWM, FBT and GB would only be permitted to engage in the activities authorized by the GLBA that are also approved by the state’s banking regulatory agency or otherwise by state law. In order to form a financial subsidiary, a state bank must be well-capitalized, and the state bank would be subject to certain capital deduction, risk management and affiliate transaction rules, which are applicable to national banks.

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

Customer Information Security. The FDIC, the OCC and other bank regulatory agencies have established standards for safeguarding nonpublic personal information about customers that implement provisions of the GLBA (the “Guidelines”). Among other things, the Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against any anticipated threats or hazards to the security or integrity of such information, and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

Privacy. The FDIC, the OCC and other regulatory agencies have published final privacy rules pursuant to provisions of the GLBA (“Privacy Rules”). The Privacy Rules, which govern the treatment of nonpublic personal information about consumers by financial institutions, require a financial institution to provide notice to customers (and other consumers in some circumstances) about its privacy policies and practices, describe the conditions under which a financial institution may disclose nonpublic personal information to nonaffiliated third parties and provide a method for consumers to prevent a financial institution from disclosing that information to most nonaffiliated third parties by “opting-out” of that disclosure, subject to certain exceptions.

FDIC Waiver of Certain Regulatory Requirements. The FDIC issued a rule, effective on September 22, 2003, that includes a waiver provision, which grants the FDIC Board of Directors extremely broad discretionary authority to waive FDIC regulatory provisions that are not specifically mandated by statute or by a separate regulation.

The Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 (“S-O Act”) implements a broad range of corporate governance and accounting measures for public companies (including publicly-held bank holding companies such as the

Company) designed to promote honesty and transparency in corporate America and better protect investors from the type of corporate wrongdoings that occurred at Enron and WorldCom, among other companies. The S-O Act’s principal provisions, many of which have been interpreted through regulations released in 2003, provide for and include, among other things:

•	The creation of an independent accounting oversight board;

•	Auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;

•	Additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements;

•	The forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	An increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the company’s independent auditors;

•	Requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer;

•	Requirements that companies disclose whether at least one member of the audit committee is a ‘financial expert’ (as such term is defined by the SEC) and if not, why not;

•	Expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

•	A prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions, such as The Banks, on nonpreferential terms and in compliance with other bank regulatory requirements;

•	Disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; and

•	A range of enhanced penalties for fraud and other violations.

The Company has taken steps to comply with and anticipates that it will incur additional expenses in continuing to comply with the provisions of the S-O Act and its underlying regulations. Management believes that such compliance efforts have strengthened the Company’s overall corporate governance structure and does not expect that such compliance has to date, or will in the future have a material impact on the Company’s results of operations or financial condition.

EMPLOYEES

At December 31, 2003, the Company and its subsidiaries employed 2,223 persons, with a full-time equivalency of 2,058 employees. The Company enjoys good relations with its employees. A variety of employee benefits, including health, group life and disability income replacement insurance, a funded, non-contributory pension plan, and an incentive savings and profit sharing plan, are available to qualifying officers and employees.

COMPANY WEBSITE

The Company maintains a website on the World Wide Web at www.chittendencorp.com. The Company makes available, free of charge, on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company’s reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. Information contained on the Company’s website does not constitute a part of this report.

ITEM 2 PROPERTIES

The offices of the Company are located in an owned facility at Two Burlington Square in Burlington, Vermont. CTC’s principal offices are in Burlington, Vermont and it has fifty-two additional locations in Vermont. BWM’s principal offices are in Springfield, Massachusetts and it has twelve additional locations in the western Massachusetts area. FBT’s principal offices are in Worcester, Massachusetts and it has six additional locations in the greater Worcester, Massachusetts area. MBT’s principal offices are in Portland, Maine and it has eleven additional locations in southern Maine. ONB’s principal offices are in Kennebunk, Maine and it has twenty additional locations in southern Maine and New Hampshire. GB’s principal offices are in Keene, New Hampshire and it has seventeen additional locations in southern New Hampshire. The offices of all subsidiaries are in good physical condition with modern equipment and facilities considered by management to be adequate to meet the banking needs of customers in the communities served.

ITEM 3 LEGAL PROCEEDINGS

A number of legal claims against the Company arising in the normal course of business were outstanding at December 31, 2003. Management, after reviewing these claims with legal counsel, is of the opinion that these matters, when resolved, will not have a material effect on the Company’s consolidated financial statements.

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS

The $1 par value common stock of Chittenden Corporation has been publicly traded since November 14, 1974. As of January 31, 2004, there were 5,235 holders of record of the Company’s common stock.

The Company’s stock trades on the NYSE under the symbol “CHZ”. The following table sets forth the range of the high and low sales prices for the Company’s common stock, and the dividends declared, for each quarterly period within the past two years:

Quarter ended	High	Low	Dividends Paid
2003
March 31	$27.86	$24.80	$0.20
June 30	28.50	25.65	0.20
September 30	31.00	26.72	0.20
December 31	34.50	29.75	0.20

2002
March 31	$30.05	$26.75	$0.19
June 30	34.18	27.10	0.20
September 30	32.15	23.18	0.20
December 31	30.35	24.66	0.20

For a discussion of dividend restrictions on the Company’s common stock, see “Dividends” under the caption “Business—Supervision and Regulation” on page 8 of this report.

ITEM 6 SELECTED FINANCIAL DATA

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except share and per share amounts)
Statements of operations:
Interest income	$271,442	$259,019	$266,497	$288,102	$288,737
Interest expense	53,379	66,404	96,192	121,030	113,252

Net interest income	218,063	192,615	170,305	167,072	175,485
Provision for loan losses	7,175	8,331	8,041	8,700	8,700
Noninterest income	97,031	65,060	63,733	53,109	63,403
Noninterest expense	191,371	151,544	135,760	124,761	203,609

Income before income taxes	116,548	97,800	90,237	86,720	26,579
Income tax expense	41,749	34,155	31,736	28,033	29,075

Net income (loss)	$74,799	$63,645	$58,501	$58,687	$(2,496)

Total assets at year-end	$5,900,644	$4,920,544	$4,153,714	$3,769,861	$3,828,296
Common shares outstanding at year-end	36,636,550	31,939,470	32,070,446	32,621,355	35,472,790
Balance sheets—average daily balances:
Total assets	$5,777,538	$4,551,879	$3,871,017	$3,813,366	$4,104,497
Net loans	3,568,323	2,969,430	2,871,899	2,902,303	2,834,961
Investment securities	1,696,982	1,264,156	729,027	643,837	931,076
Deposits	4,758,388	3,896,968	3,407,439	3,207,857	3,528,426
Borrowings	413,339	194,118	52,752	214,777	139,340
Stockholders’ equity	538,217	394,740	353,529	341,081	373,742
Per common share:
Basic earnings (loss)	$2.09	$1.98	$1.82	$1.74	$(0.07)
Diluted earnings (loss)	2.07	1.96	1.80	1.72	(0.07)
Cash dividends declared	0.80	0.79	0.76	0.75	0.65
Book value	15.82	13.11	11.56	10.49	10.22
Weighted average common shares outstanding	35,775,768	32,105,864	32,163,734	33,760,531	35,215,531
Weighted average common and common equivalent shares outstanding	36,120,108	32,495,402	32,547,029	34,100,113	35,215,531
Selected financial ratios:
Return on average stockholders’ equity	13.90%	16.12%	16.55%	17.21%	(0.67)%
Return on average total assets	1.29	1.40	1.51	1.54	(0.06)
Common stock dividend payout ratio	37.84	39.88	42.15	43.42	(914.06)
Net yield on earning assets	4.12	4.53	4.74	4.73	4.67
Interest rate spread	3.90	4.16	4.08	3.95	3.98
Net charge-offs as a percent of average loans	0.16	0.28	0.24	0.32	0.31
Nonperforming assets ratio (1)	0.39	0.49	0.46	0.42	0.33
Allowance for loan losses as a percent of year-end loans	1.54	1.62	1.59	1.41	1.42
Leverage capital ratio	7.79	9.28	7.99	8.65	8.17
Risk-based capital ratios:
Tier 1	10.07	12.25	10.32	10.82	11.96
Total	11.32	13.50	11.57	12.08	13.23
Average Equity / Average Assets	9.32	8.67	9.13	8.94	9.11
Tangible capital ratio	6.02	7.29	8.19	8.69	9.03
Supplemental information (2):
Operating net income	$74,799	$63,645	$58,501	$59,479	$54,909
Operating return on average stockholders’ equity	13.90%	16.12%	16.55%	17.44%	14.69%
Operating return on average total assets	1.29	1.40	1.51	1.56	1.34
Common stock dividend payout ratio (3)	37.84	39.88	42.15	42.85	41.55

(1)	The sum of nonperforming assets (nonaccrual loans, restructured loans, and other real estate owned) divided by the sum of total loans and other real estate owned.
(2)

Supplemental information is presented after adding back the impact of one-time special charges (net of the effect of income taxes) of $792,000 and $57.4 million in 2000 and 1999, respectively, to net income. One-time special charges are related to the acquisition of VFSC in 1999 and included gains and losses on branch sales mandated as part of the acquisition, impaired goodwill of VFSC relating to CHZ market areas which was written off upon consummation of the merger, other merger costs including severance payments, legal fees, etc, and the related tax effects of taxable income or deductible expense. Management considers these non-GAAP operating measures to be appropriate for comparison to operational performance of other fiscal periods in which these unique revenues and expenses did not occur. A reconciliation is presented below:

	2000	1999
Net income (loss), as reported	$58,687	$(2,496)
Less:
Gain(loss) on branch sales	(833)	12,523
Impaired goodwill off upon merger	—	(21,129)
Merger costs	—	(49,866)
Tax effect on merger costs	—	14,465
Tax effect of gain (loss) on branch sales	41	(13,398)

Operating net income	$59,479	$54,909

After tax impact of special charges, per share	$0.02	$1.61

(3)	Common stock cash dividends declared divided by net income after adding back one time special charges described in note (2). Management believes the presentation of the preceding measures enhance the understanding of readers of this report and its impact on Chittenden’s business.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

For the Years Ended December 31, 2003, 2002, and 2001

The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and accompanying notes and selected statistical information included in this report.

Application of Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K. The Company considers the following accounting policies and related estimates to be the most critical in their potential effect on its financial position or results of operations:

Allowance for Loan Losses. The allowance for loan losses is established through a charge against current earnings to the provision for loan losses. The allowance for loan losses is based on management’s estimate of the amount required to reflect the probable inherent losses in the loan portfolio, based on circumstances and conditions known at each reporting date in accordance with Generally Accepted Accounting Principles (“GAAP”). There are three components of the allowance for loan losses: 1) specific reserves for loans considered to be impaired or for other loans for which management considers a specific reserve to be necessary; 2) allocated reserves based upon management’s formula-based process for assessing the adequacy of the allowance for loan losses; and 3) a non-specific environmentally-driven allowance considered necessary by management based on its assessment of other qualitative factors. The allowance for loan losses is a significant estimate and is regularly reviewed by the Company for adequacy using a consistent, systematic methodology which assesses such factors as changes in the mix and volume of the loan portfolio; trends in portfolio credit quality, including delinquency and charge-off rates; and current economic conditions that may affect a borrower’s ability to repay. Adverse changes in management’s assessment of these factors could lead to additional provisions for loan losses. The Company’s methodology with respect to the assessment of the adequacy of the allowance for loan losses is more fully discussed on pages 24-27 of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Goodwill Impairment. The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles, effective January 1, 2002. The statement addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic impairment evaluations of goodwill. Impairment evaluations are required to be performed annually and may be required more frequently if certain conditions indicating potential impairment exist. In the event that the Company determined that its goodwill was impaired, the recognition of an impairment charge could have an adverse impact on its results of operations in the period that the impairment occurred or on its financial position.

Mortgage Servicing Rights (MSRs). Servicing assets are recognized as separate assets when rights are acquired through purchase or through the sale of financial assets on a servicing-retained basis. Capitalized servicing rights are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying servicing rights by predominant characteristics, such as interest rates and original loan terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. When the book value of an individual stratum exceeds its fair value, an impairment reserve is recognized so that each individual stratum is carried at the lower of its amortized book value or fair value. In periods of falling market interest rates, accelerated loan prepayment speeds can adversely impact the fair value of these mortgage-servicing rights relative to their book value. In the event that the fair value of these assets were to increase in the future, the Company can recognize the increased fair value to the extent of the impairment allowance but cannot recognize an asset in excess of its amortized book value. Future changes in management’s assessment of the impairment of these servicing assets, as a result of changes in observable market data relating to market interest rates, loan prepayment speeds, and other factors, could impact the Company’s financial condition and results of operations either positively or adversely.

Interest Income Recognition. Interest on loans is included in income as earned based upon interest rates applied to unpaid principal. Interest is not accrued on loans 90 days or more past due unless they are adequately secured and in the process of collection or on other loans when management believes collection is doubtful. All loans considered impaired are nonaccruing. Interest on nonaccruing loans is recognized as payments are received when the ultimate collectibility of interest is no longer considered doubtful. When a loan is placed on nonaccrual status, all interest previously accrued is reversed against current-period interest income; therefore an increase in loans on nonaccrual status could have an adverse impact on interest income recognized in future periods.

Income Taxes. The Company estimates its income taxes for each of the jurisdictions in which it operates to determine an appropriate expense against current earnings. This involves estimating the Company’s actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of December 31, 2003, there were no valuation allowances set aside against any deferred tax assets.

Restructuring Charges. The Company recognizes restructuring charges in accordance with Statement of Financial Accounting Standard No. 146 Accounting for Costs Associated with Exit or Disposal Activities and SEC Staff Accounting Bulletin No. 10 Restructuring and Impairment Charges, which contain specific guidance regarding the types of, and circumstances under which, certain expenses can be accrued. In general, the Statements require that the Company have a detailed plan in place, which has been communicated to substantially all the employees affected in the staff reduction, branch closures/sales, or computer conversions. Significant management judgment is required in estimating the amount of expense that is appropriate to recognize in relation to these plans.

Executive Overview

Net income for 2003 was $74.8 million, an increase of $11.2 million from 2002 and $16.3 million from 2001. Diluted earnings per share for 2003 were $2.07 compared to $1.96 for 2002 and $1.80 for 2001.

Return on average assets (ROA) and return on average equity (ROE) are two industry measures on which the financial performance of a banking institution is generally measured. During 2003, the Company’s ROA was 1.29% compared to 1.40% in 2002 and 1.51% in 2001. During 2003, the Company’s ROE was 13.90% compared to 16.12% and 16.55% in 2002 and 2001, respectively. The decreases in ROE and ROA in 2003 and 2002 were primarily attributable to the Granite Bank and Ocean National Bank acquisitions, and the intangibles recognized and equity issued in conjunction with those transactions.

Chittenden’s net interest income increased $25.4 million from 2002’s level of $192.6 million to $218.1 million in 2003. The increase was due to higher average earning assets, which offset a declining net interest margin. The growth in earning assets was primarily attributable to the acquisition of GB and continued strong deposit growth. The provision for loan losses was approximately $1.2 million lower in 2003 due to continued improvement in the Company’s asset quality and stronger economic conditions throughout the Company’s primary market areas. Noninterest income increased $32.0 million in 2003 due to higher gains on sales of mortgage loans, improved results on mortgage servicing and stronger fee income. Gains on sales of mortgage loans were $11.7 million higher in 2003 due to significantly higher volumes of loans sold as a result of a precipitous decline in long-term interest rates in the first six months of 2003. Mortgage servicing income was approximately $6.7 million higher in 2003 due to lower required impairment reserves on the Company’s capitalized mortgage servicing rights. The reduction in the required reserves resulted from declines in market based forward prepayment rates used to estimate the fair value of these assets. Gains on sale of securities increased in 2003 by $6.8 million due primarily to the early redemption of long-term borrowings, which was funded by the sale of securities and portfolio reconfigurations to reduce extension risk. Penalties paid on the early prepayment of borrowings were $3.1 million and the weighted average cost of funds was 3.50%. Noninterest income, excluding securities gains, prepayment penalties, mortgage servicing and gains on sales of loans increased $9.8 million from 2002. The Company continued to realize solid increases in its fee income businesses due to its broader footprint and an expanded customer base. The GB acquisition accounted for $1.5 million of the increase in service charges and $2.3 million of the increase in net insurance commissions. Noninterest expenses were up $39.8 million from 2002 primarily due to the acquisition of GB, one time expenses related to the conversion of the Company’s information technology (IT) platform as well as other restructuring activities and higher incentive expenses driven by a significant increase in the origination of mortgage loans.

In early 2003, the Company preformed an extensive review of its IT systems and software, including its core banking system. The review was driven by the Company’s significant growth over the past seven years and the continued expansion of its product lines. The Company performed an extensive analysis of IT vendors to determine which could provide the best service and support to the Company and its customers. After completing this thorough analysis, Jack Henry & Associates, Inc., was selected to be the Company’s future IT provider for a period of five years. During 2003, the Company recognized expenses of $7.2 million relating to the IT conversion, including $3.1 million in payments to terminate the Company’s existing IT contract, and $3.7 million in impairment of computer equipment which will not be portable to the new operating platform. The remaining costs related to travel, training, overtime and external project management.

In the latter half of 2003, the Company formulated and began executing certain restructuring plans related to: 1) consolidation or closure of certain branch locations, the majority of which related to the anticipated merger of Granite Bank into Ocean National Bank in the second quarter of 2004; 2) the closure of certain offsite ATM locations, primarily in New Hampshire and southern Maine; and 3) severance related to the branch consolidations and closures, and the centralization of back office functions planned as part of the IT platform conversion in May 2004. Chittenden recognized a restructuring charge relating to these three categories of $1.8 million in the fourth quarter of 2003.

Overall, net income was $63.6 million in 2002 compared to $58.5 million in 2001. Net interest income increased $22.3 million primarily as a result of the acquisitions of ONB and MBT and strong growth in deposits. The provision for loan losses was $290,000 higher in 2002 due to declining economic conditions and increased net charge-offs. Noninterest income increased $1.3 million in 2002 primarily due to increases in service charges on deposits, insurance commissions, and gains on sales of securities, which was substantially offset by lower mortgage servicing income. The reduction in mortgage servicing income was due to a significant decline in longterm interest rates in the fourth quarter of 2002, which led to the recognition of an $8.5 million impairment charge against the carrying value of the Company’s MSR portfolio. The increase of $1.7 million in service charges on deposits was attributed to the ONB acquisition as well as strong deposit flows throughout 2002 and higher cash management fees. Noninterest expenses were up $15.7 million from 2001 primarily due to the acquisitions of ONB and MBT and higher incentive expenses, which was partially offset by a reduction in amortization of intangibles.

Financial Condition

Loans

Chittenden’s loan portfolio at December 31, 2003 totaled $3.7 billion compared to $3.0 billion at year-end 2002. The classification of the Company’s loan portfolio is based on underlying collateral utilizing bank regulatory definitions. Acquired in the GB transaction were loans totaling $626 million, consisting primarily of commercial and residential loans. Commercial real estate loans, representing 38.4% of Chittenden’s year-end portfolio, increased $327 million or 29.6% to $1.431 billion at year-end 2003. The Granite acquisition accounted for approximately $182 million in commercial real estate loans while continued strong originations throughout the Company’s existing banking franchises accounted for the remainder of the growth.

At December 31, 2003, commercial loans secured by non-real estate business assets totaled $746 million an increase of 15.4% from 2002. The increase of $99.7 million was primarily attributable to continued strong organic growth throughout the Company’s banking operations and the acquisition of GB, which contributed $36 million at the time of acquisition. Included in the commercial portfolio are business credit cards, which amounted to $7.9 million in 2003 compared to $7.0 million in 2002.

Construction loans totaled $141 million at December 31, 2003, up $55 million from the year before. The GB acquisition contributed approximately $14 million of the increase. The primary emphasis in the construction portfolio relates to the financing of projects for the Company’s commercial customers, as well as individual consumer loans. The construction loan portfolio is comprised of approximately 38% in loans to commercial customers for owner-occupied properties, 29% in individual consumer construction loans, 17% to residential developers, and 16% for commercial customers for investor properties.

Residential real estate loans totaled $1.148 billion in 2003, an increase of $286 million from 2002. The 2003 total included $335 million from the GB acquisition. Total paydowns of the residential real estate portfolio were $387 million in 2003 compared with $227 million in 2002. New originations added to the portfolio did not keep pace with paydowns because the majority of loans originated in 2003 were fixed rate loans sold on the secondary market. Included in the real estate portfolio are outstanding balances under home equity credit lines, totaling $271 million at December 31, 2003 compared to $204 million the previous year. The unused portion of these lines totaled $292.8 million at December 31, 2003 compared to $220.2 million at year-end 2002.

Consumer loans increased $16.4 million in 2003, or 7.4% from the prior year-end. Indirect installment lending through auto dealers increased $22.2 million from year-end 2002 to $203.1 million at the end of 2003. Direct installment balances at December 31, 2003 stood at $32.6 million (of which approximately $4.0 million related to the GB acquisition) compared with $37.1 million at the end of 2002.

Lease financing receivables outstanding at December 31, 2003 were $20.2 million, down from $54.2 million a year earlier. The residual value of leased vehicles represented $16.1 million and $40.1 million, respectively of the balances at those dates. The large decline in lease financing receivables was a result of the Company’s late 2001 decision to exit this market and the continuing maturity of the remaining portfolio. The contractual maturities of the remaining lease portfolio at December 31, 2003 are: $13.6 million in 2004, $5.8 million in 2005, and $766,000 in 2006.

The Company’s lending activities are conducted in market areas focused in Vermont, western and central Massachusetts, southern Maine, and New Hampshire, with additional activity related to nearby trading areas in New York and Connecticut. In addition to the geographic portfolio diversification described above, the loans are widely diversified by borrowers and industry groups.

The following table shows the composition of the loan portfolio for the five years ended December 31, 2003:

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Commercial	$658,615	$568,224	$559,752	$515,926	$501,727
Municipal	87,080	77,820	85,479	83,566	90,148
Real estate:
Residential
1-4 family	700,671	561,330	618,033	839,258	878,497
Multi-family	176,478	96,494	54,623	44,766	39,002
Home Equity	270,959	203,882	182,905	140,150	149,353
Commercial	1,430,945	1,103,897	903,819	723,339	641,494
Construction	140,801	85,512	79,801	57,701	55,448
Consumer	238,982	222,547	255,343	314,914	414,173
Lease financing	20,153	54,157	98,422	136,478	134,967

Total gross loans	3,724,684	2,973,863	2,838,177	2,856,098	2,904,809
Allowance for loan losses	(57,464)	(48,197)	(45,268)	(40,255)	(41,079)

Net loans	$3,667,220	$2,925,666	$2,792,909	$2,815,843	$2,863,730

Loans held for sale	$25,262	$94,874	$50,208	$44,950	$2,926

Mortgage Banking Operations

Residential mortgages originated during 2003 totaled $1.513 billion, compared to $860 million during 2002. This increase was due to continued high volumes of fixed rate residential loans caused by increasingly lower market rates, through mid-2003. After hitting their recent all time lows in June, rates stabilized in the second half of the year but volumes remained heavy into the fourth quarter as the pipeline of loan applications was processed and closed. An uptick in market rates late in October slowed the flow of applications so that loans held for sale at year end was considerably lower than a year ago as well as from the interim quarter ends. The Company underwrites its residential mortgages to secondary market standards and continues to follow its policy of selling substantially all of its fixed-rate residential mortgage production on a servicing-retained non-recourse basis. Secondary market sales of mortgage loans totaled $1.395 billion in 2003, compared to $720 million in 2002.

The portfolio of residential mortgages serviced for investors totaled $2.335 billion at December 31, 2003 compared to $1.837 billion at year-end 2002. Serviced loans obtained in the GB acquisition were $319 million. These assets are owned by investors other than Chittenden and therefore are not included in the Company’s consolidated balance sheets. In accordance with Statement of Financial Accounting Standards No. 140, the Company has recorded an originated mortgage servicing rights asset for all mortgages sold on a servicing retained basis. As noted under Application of Critical Accounting Policies, the Company evaluates the MSR asset for impairment on a quarterly basis. At December 31, 2003 the MSRs’ amortized cost of $15.0 million was reduced by an impairment reserve of $2.7 million, so that the carrying value of each stratum of the MSR asset did not exceed its fair value at that date.

Nonperforming Assets

Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Management classifies loans as nonaccrual when they become 90 days past due as to principal or interest, unless they are adequately secured and in the process of collection. In addition, loans that have not met this delinquency test may be placed on nonaccrual at management’s discretion. To the extent that certain loans classified as nonaccrual have an associated governmental agency guarantee, a separate assessment of the classification of the guaranteed portion is made. Generally, as long as interest and principal are less than 90 days past due, the guaranteed amounts are collectible from the guarantor and therefore are not classified as nonaccrual. In these situations, only the non-guaranteed portion of the loan would be classified as nonaccrual. (In the event that a guaranteed loan was to exceed 90 days past due, no further interest would be accrued on the guaranteed portion, as it would not be reimbursed by the guarantor.) Consumer and residential loans are included when management considers it to be appropriate, based upon evidence of collectibility, the value of any underlying collateral and other general criteria. Generally, a loan remains on nonaccrual status until the factors, which indicated doubtful collectibility no longer, exist or the loan is determined to be uncollectible and is charged off against the allowance for loan losses.

A loan is classified as a restructured loan when its interest rate is reduced and/or other terms are modified because of the inability of the borrower to service debt at current market rates and terms. Other real estate owned (“OREO”) is real estate that has been formally acquired through foreclosure and is carried at the lower of cost or fair value.

The following table shows the composition of nonperforming assets and loans past due 90 days or more and still accruing interest as of the end of each of the five years ended December 31, 2003:

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Loans on nonaccrual	$14,331	$14,576	$12,374	$11,376	$9,172
Troubled debt restructurings	—	225	—	—	—
Other real estate owned	100	158	703	513	416

Total nonperforming assets	$14,431	$14,959	$13,077	$11,889	$9,588

Loans past due 90 days or more and still accruing	$4,029	$2,953	$4,583	$4,595	$5,016
Percentage of nonperforming assets to total loans and other real estate owned	0.39%	0.49%	0.46%	0.42%	0.33%
Nonperforming assets to total assets	0.24	0.30	0.31	0.32	0.25
Allowance for loan losses to nonperforming loans, excluding OREO	400.99	325.64	365.83	353.86	447.87

Nonaccrual loans at December 31, 2003 consisted of approximately 146 loans, which were diversified across a range of industries, sectors and geography. Of the 146 loans, only two loans had balances over $1 million (the two loans totaled $2.6 million). Nonaccrual loans with payments less than 30 days past due represent 59% of total loans on nonaccrual at December 31, 2003.

Allowance for loan losses

Adequacy of the allowance is determined using a consistent, systematic methodology, which analyzes the risk of the loan portfolio. In addition to evaluating the collectibility of specific loans when determining the adequacy of the allowance for loan losses, management also takes into consideration other factors such as changes in the mix and size of the loan portfolio, historic loss experience, the amount of delinquencies and loans adversely classified, and economic trends. The adequacy of the allowance for loan losses is assessed by an allocation process whereby specific loss allocations are made against certain adversely classified loans, and general loss allocations are made against segments of the loan portfolio which have similar attributes. The Company’s historical loss experience, industry trends, and the impact of the local and regional economy on the Company’s borrowers, were considered by management in determining the adequacy of the allowance for loan losses.

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

Credit quality of the commercial portfolios is quantified by a corporate credit rating system designed to parallel regulatory criteria and categories of loan risk. Individual loan officers monitor their loans to ensure appropriate rating assignments are made on a timely basis. Risk ratings and quality of both commercial and consumer credit portfolios are also assessed on a regular basis by an independent Credit Review Department.

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

The other method used to allocate the allowance for loan losses entails the assignment of reserve amounts to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve amount is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At December 31, 2003, impaired loans with specific reserves totaled $5,666,000 (all of these loans were on nonaccrual status) and the amount of such reserves were $1,725,000.

Results and recommendations from these processes provide senior management and the Board of Directors with independent information on loan portfolio condition. The Board of Directors monitors asset quality throughout the year.

The following table summarizes the activity in the Company’s allowance for loan losses for the five years ended December 31, 2003:

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance of allowance for possible loan losses at beginning of year	$48,197	$45,268	$40,255	$41,079	$41,209
Allowance acquired through acquisitions	7,936	2,972	4,083	—	—
Provision charged to expense	7,175	8,331	8,041	8,700	8,700

Balance of allowance for possible loan losses after provision	63,308	56,571	52,379	49,779	49,909

Loans charged off:
Commercial	3,653	4,340	2,881	4,335	4,747
Real estate:
Residential	187	487	402	454	600
Commercial	1,794	554	1,073	332	248
Construction	—	—	60	—	—
Home equity	21	138	263	120	124
Consumer	4,383	6,048	5,780	8,198	7,697

Total loans charged off	10,038	11,567	10,459	13,439	13,416

Recoveries of loans previously charged off:
Commercial	1,287	1,048	806	720	1,661
Real estate:
Residential	333	71	130	164	116
Commercial	189	232	349	230	272
Construction	64	19	66	112	64
Home equity	90	36	15	51	67
Consumer	2,231	1,787	1,982	2,638	2,406

Total recoveries	4,194	3,193	3,348	3,915	4,586

Net loans charged off	5,844	8,374	7,111	9,524	8,830

Balance of allowance for possible loan losses at year end	$57,464	$48,197	$45,268	$40,255	$41,079

Loans outstanding at end of year	$3,724,865	$2,973,863	$2,838,177	$2,856,098	$2,904,809
Average loans outstanding during the year	3,550,648	2,974,370	2,885,228	2,912,975	2,877,218
Ratio of net charge-offs during year to average loans outstanding	0.16%	0.28%	0.24%	0.32%	0.31%
Allowance as a percent of loans outstanding at end of year	1.54	1.62	1.59	1.41	1.42

Management strives for directional consistency between its provision for loans losses, the balance of its allowance, and the other numeric indicators of its asset quality. The provision was flat on a year over year basis from 1999 to 2000. In 2001, the provision was $659,000 lower than in the previous year, primarily due to lower levels of charge-offs that year compared to 2000. The allowance as a percentage of loans climbed to 1.59%, as a result of the MBT acquisition and lower commercial charge-offs. In 2002, the provision was increased by approximately $300,000, primarily due to higher levels of commercial charge-offs and the ONB acquisition, which brought a concentration of commercial real estate loans that was higher than the Company had carried previously. Finally in 2003, the provision was reduced by $1.156 million, primarily due to improved credit quality evidenced by much lower net charge-offs, which declined $2.5 million. The allowance as a percentage of loans declined from 1.62% to 1.54% as a result of the reduced provision and because of the low levels of nonperforming assets (NPAs). The level of NPAs at December 31, 2003, were down slightly from 2002 and up slightly from 2001. However, due to strong loan growth during the period NPAs as a percentage of loans plus OREO declined from the mid to upper 40 basis point range in 2001-2002, to 39 basis points in 2003. Based on these qualitative factors, the lower provision in 2003 was considered appropriate.

The allowance for loan losses is allocated to various loan categories as part of the Company’s process of evaluating the adequacy of the allowance for loan losses. Allocated reserves increased by approximately $9.5 million to $52.8 million at December 31, 2003. Changes in the distribution of the allocated allowance principally occurred due to the acquisition of GB.

The following table summarizes the allocation of the allowance for loan losses for the five years ended December 31, 2003:

	December 31,
	2003		2002		2001		2000		1999
	Amount Allocated	Loan Distribution	Amount Allocated	Loan Distribution	Amount Allocated	Loan Distribution	Amount Allocated	Loan Distribution	Amount Allocated	Loan Distribution
	(in thousands)
Commercial	$13,302	20%	$11,252	22%	$9,381	23%	$7,861	21%	$8,207	20%
Real estate:
Residential	1,763	24	1,733	22	1,950	24	2,276	31	2,985	32
Commercial	25,832	38	19,429	37	15,637	32	13,510	25	11,333	22
Construction	2,240	4	1,257	3	1,250	3	865	2	882	2
Home equity	966	7	748	7	671	6	566	5	616	5
Consumer and leasing.	4,454	7	4,821	9	5,139	12	7,290	16	7,912	19
Unfunded commitments and contingencies	4,207	—	4,106	—	3,570	—	3,536	—	3,191	—
Other	4,700	—	4,851	—	7,670	—	4,351	—	5,953	—

	$57,464	100%	$48,197	100%	$45,268	100%	$40,255	100%	$41,079	100%

During 2003, the allowance for loan loss allocated to commercial loans increased by $2.1 million, the amount allocated to commercial real estate loans increased by $6.4 million, and the amount allocated to construction loans increased $1.0 million. These increases were primarily attributed to the GB acquisition and to loan growth in these categories. During 2003, the amount allocated to the consumer and leasing portfolios declined by approximately $367,000, while the overall percentage of portfolio loans in these categories declined from 9% to 7%. Amounts allocated to unfunded include reserves for certain contingencies such as letters of credit and merchant processing.

The other category is the allowance considered necessary by management based on its assessment of historical loss experience, industry trends, and the impact of the local and regional economy on the Company’s borrowers that have not been captured in the specific risk classifications. Due to the imprecise nature of the loan loss estimation process and the effects of changing environmental conditions, these risk attributes may not be adequately captured in the data related to the formula-based loan loss components used to determine allocations in the Company’s analysis of the adequacy of the allowance for loan losses.

Investment Securities

The investment portfolio is used to meet liquidity demands, mitigate interest rate sensitivity, invest excess liquidity, and generate interest income. At December 31, 2003, the Company held investments available for sale totaling $1.6 billion, an increase of 6% from 2002. The increase from 2002 to 2003 is primarily attributable to the GB acquisition as well as continued deposit growth throughout the Company. At December 31, 2003, net unrealized gains were $23.7 million compared with net unrealized gains of $44.3 million at December 31, 2002. The decline is primarily due to higher interest rates at year-end and sales of securities during 2003. In 2003, the financial markets experienced significant interest rate volatility with the two, five and ten year treasuries hitting lows of 1.10%, 2.08% and 3.13% and highs of 2.12%, 3.63% and 4.61% respectively. This volatility primarily impacted mortgage backed securities and callable agencies both in terms of accelerated paydowns as well as duration. Unrealized losses that are considered other than temporary are recorded as an impairment expense against earnings. There was no impairment in the available for sale portfolio at December 31, 2003.

The following table shows the composition of the Company’s investment portfolio, at:

	December 31,
	2003	2002	2001	2000	1999
Securities available for sale (at book value)
U.S. Treasury securities	$7,797	$51,989	$3,296	$4,696	$18,946
U.S. government agency obligations	497,573	475,268	228,189	251,778	235,326
Obligations of states and political subdivisions	1,297	1,571	4,663	6,133	8,345
Mortgage-backed securities	537,033	453,855	371,631	152,377	200,414
Corporate bonds and notes	519,890	469,301	172,636	163,948	196,402
Government bond mutual funds	3	—	31,700	5,250	274
Other debt securities	840	874	923	833	642

Total securities available for sale	$1,564,433	$1,452,858	$813,038	$585,015	$660,349

The following table shows the maturity distribution of the amortized cost of the Company’s investment securities and weighted average yields of such securities on a fully taxable equivalent basis at December 31, 2003, with comparative totals for 2002. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain investments:

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield(2)	Amount	Yield(2)	Amount	Yield(2)	Amount	Yield(2)	Amount	Yield(2)
	(in thousands)
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities	$2,279	2.07%	$5,518	2.75%	$0	0.00%	$0	0.00%	$7,797	2.55%
U.S. government agency obligations	42,486	2.11%	418,582	3.15%	36,505	6.23%	—	—	497,573	3.29%
Obligations of states and political subdivisions	3	8.79%	1,175	5.97%	60	8.79%	59	8.79%	1,297	6.25%
Mortgage-backed securities(1)	114,886	4.40%	291,841	4.41%	124,340	4.41%	5,966	4.48%	537,033	4.41%
Corporate bonds and notes	50,065	5.50%	436,473	5.02%	33,352	3.94%	—	—	519,890	5.00%
Other debt securities	510	6.50%	320	7.27%	10	6.75%	—	—	840	6.71%
Marketable equity securities	—	—	—	—	—	—	3	0.00%	3	0.00%

Total available for sale	$210,229	4.18%	$1,150,919	4.18%	$197,257	4.67%	$6,025	4.52%	$1,564,433	4.24%

Comparative totals for 2002	$162,347	3.98%	$1,027,560	4.98%	$248,916	5.38%	$14,035	4.87%	$1,452,858	4.94%

(1)	Maturities of mortgage-backed securities are based on contractual payments and estimated mortgage loan prepayments.
(2)	Tax-equivalent yield computed using a 35% effective tax rate and historical cost balances and does not give effect to changes in fair value.

The Company evaluates and monitors the credit risk of its investments utilizing a variety of resources including external credit rating agencies. The following table shows the rating distribution of the investment portfolio on December 31, 2003 with comparative totals for 2002 (in thousands):

	AAA	AA	A	Baa	BBB	B	Not rated	TOTAL
Securities available for sale (at book value)
U.S. Treasury securities	$7,797	$—	$—	$—	$—	$—	$—	$7,797
U.S. government agency obligations	497,573	—	—	—	—	—	—	497,573
Corporate bonds notes	32,777	104,400	382,713	—	—	—	—	519,890
Mortgage-backed securities	537,033	—	—	—	—	—	—	537,033
Other debt securities	410	1,600					130	2,140

TOTAL	$1,075,590	$106,000	$382,713	$—	$—	$—	$130	$1,564,433

Comparative totals for 2002	$1,007,166	$90,283	$343,259	$11,990	$—	$—	$160	$1,452,858

Deposits

During 2003, total deposits averaged $4.8 billion, up from $3.9 billion in 2002. The increase is primarily attributable to the acquisition of GB, which contributed a total of $783 million in deposits at the date of acquisition as well as continued strong deposit growth throughout the Company. Approximately, 45% of the Company’s deposit base is comprised of demand deposits, savings and NOW accounts, which have an overall weighted average cost of 17 basis points. In addition, approximately 32% of the Company’s total deposits are held in CMA/money market accounts that are primarily from its commercial customers. The Company’s jumbo CDs are within the franchise and offered to customers primarily through its captive insurance and government banking operations. The overall cost of interest bearing deposits in 2003 was 1.04% and all in cost of funds was 1.03% compared to 1.80% and 1.62% respectively in 2002. During 2003, time accounts (retirement and certificates of deposit) averaged $1.1 billion, compared to $900 million in 2002. Depositors in this category tend to seek bids regularly, and the Company raises or lowers the interest rates it offers depending on its liquidity needs and investment opportunities.

The following table shows average balances of the Company’s deposits for the periods indicated:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Demands	$793,877	$624,305	$545,664
Savings	517,003	387,080	325,824
NOWs	825,947	518,492	426,956
CMA/Money Market	1,551,136	1,467,230	1,268,082
Certificates of deposit less than $100,000	814,089	676,350	630,779
Certificates of deposit $100,000 and over	256,336	223,511	210,134

Total deposits	$4,758,388	$3,896,968	$3,407,439

The Company’s ending balances of outstanding certificates of deposit and other time deposits in denominations of $100,000 and over had maturities as follows:

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Three months or less	$130,067	$126,062	$119,696	$135,263	$135,371
Over three months to six months	38,440	54,448	42,179	35,065	39,647
Over six months to twelve months	73,370	57,433	39,770	42,433	45,439
Over twelve months	61,782	33,748	21,828	28,100	15,252

	$303,659	$271,691	$223,473	$240,861	$235,709

Borrowings

During 2003, borrowings averaged $413.3 million, up from $194 million in 2002. This funding consists of proceeds from the issuance of trust-preferred securities, borrowings from the US Treasury, securities sold under agreements to repurchase, Federal Home Loan Bank (FHLB) borrowings, and federal funds purchased. FHLB borrowings averaged $177.5 million for 2003, up from $83.9 million in 2002. The increase in average FHLB borrowings was attributable to the Granite acquisition, which contributed $155 million at date of acquisition. Treasury borrowings averaged $435,000 for 2003 compared with $555,000 during 2002. Repurchase agreements, consisting entirely of retail agreements, averaged $97.5 million for 2003, up from $29.9 million in 2002. The Company’s FHLB borrowings decreased by $42.5 million or 35.1% from December 31, 2002. As discussed earlier the Company sold securities to fund the prepayment of borrowings totaling $164 million subsequent to the GB acquisition primarily in the fourth quarter of 2003.

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

As part of the Company’s first quarter 2004 adoption of FIN 46 (revised December 2003), Consolidations of Variable Interest Entities, the Company will no longer consolidate the trust subsidiary in its financial statements. However, the $125 million of junior subordinate debentures issued by the Company to the Trust will continue to be classified as borrowings on the Company’s balance sheet, and the related interest expense will continue to be so classified in the future. Certain immaterial balances between the Company and the Trust, which are currently eliminated in consolidation, may be recognized in the Company’s financial statements. However, management does not expect that the deconsolidation of the Trust subsidiary will have a material impact on the Company’s financial position or results of operations in 2004.

Capital Resources

The Company’s capital is the foundation for developing programs for growth and new activities. Total capital at December 31, 2003 was $580 million an increase of $161 million from December 31, 2002. The current level reflects the issuance of $116 million in common stock on February 28, 2003 as consideration in the Granite Bank transaction. Net income of $74.8 million increased the Company’s capital position in 2003, while dividend payments of $28.3 million reduced it. The increase in capital was also affected by decreases in accumulated other comprehensive income which were primarily driven by lower net unrealized gains on securities available for sale of $8.7 million. This decrease was partially offset by a reduction in the net accrued minimum pension liability.

The Company periodically repurchased its own stock under a share repurchase program originally authorized by the Board of Directors on January 19, 2000, which expired on December 31, 2003. The Company repurchased 4,131,800 shares at a total cost of $92.9 million under this program.

Net income of $63.6 million increased the capital position in 2002, while dividend payments of $25.4 million and share repurchases of $9.9 million (331,800 shares) reduced it. The increase in capital was also affected by increases in accumulated other comprehensive income of $20.0 million.

The FRB, FDIC and OCC have defined leverage capital requirements, which measure Tier I capital (as defined below) against average total assets without regard to risk weighting. Additionally, the FRB and the FDIC have a risk-based capital standard. Under this measure of capital, banks are required to hold more capital against certain assets perceived as higher risk, such as commercial loans, than against other assets perceived as lower risk, such as residential mortgage loans and U.S. Treasury securities. Further, off-balance sheet items such as unfunded loan commitments and standby letters of credit, are included for the purposes of determining risk-weighted assets. Commercial banking organizations are required to have total capital equal to 8% of risk-weighted assets, and Tier 1 capital—consisting of common stock and certain types of preferred stock, including the TPS equal to at least 4% of risk-weighted assets. Tier 2 capital, included in total capital, includes the allowance for possible loan losses up to a maximum of 1.25% of risk-weighted assets.

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

The following table presents the regulatory capital ratios for each subsidiary bank and the Company at December 31, 2003:

	CTC	BWM	FBT	MBT	ONB	GB	COMPANY
Leverage	6.91%	8.16%	7.12%	9.62%	8.30%	7.54%	7.79%
Tier 1 Risk-Based	9.20	9.15	9.47	9.65	9.57	11.24	10.07
Total Risk-Based	10.42	10.40	10.73	10.90	10.82	12.49	11.32

These ratios placed the Banks in the FDIC’s highest capital category of “well capitalized”. Capital ratios in excess of minimum requirements indicate capacity to take advantage of profitable and credit-worthy opportunities as well as the potential to respond to unforeseen adverse conditions.

As noted previously, the trust subsidiary that issued the Company’s trust preferred securities will no longer be consolidated into the Company’s financial statements upon adoption of FIN 46R in the first quarter of 2004. However, the Company will continue to reflect the amounts payable to the trust’s preferred shareholders as debt in its financial statements. At some future point, this accounting change may result in the exclusion of the Trust Preferred securities from Tier 1 capital; however, the FRB has indicated that it will continue to qualify as such until further notice and that it may be grandfathered for some period of time in the event that it were to conclude that it should no longer qualify as Tier 1 capital. The Company has evaluated the potential impact of such a change on its Tier 1 capital ratio and has concluded that it would remain well capitalized in the event the FRB were to change the regulatory capital treatment of these securities to Tier II. The regulatory treatment of the TPS will not impact in the Company’s total capital ratio.

The following table presents regulatory capital components and ratios of the Company at:

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Leverage
Stockholders’ equity	$445,778	$445,581	$324,363	$322,929	$350,715
Total average assets (1)	5,720,890	4,804,216	4,057,839	3,735,584	4,294,030
	7.79%	9.28%	7.99%	8.65%	8.17%
Risk-based
Capital components:
Tier 1	$445,778	$445,581	$324,363	$322,929	$350,715
Tier 2 (2)	55,359	45,509	39,357	37,301	36,647

Total	$501,137	$491,090	$363,720	$360,230	$387,362

Risk-weighted assets:
On-balance sheet	$4,199,347	$3,448,755	$2,960,493	$2,787,046	$2,824,133
Off-balance sheet	229,382	191,897	188,079	212,812	126,100

	$4,428,729	$3,640,652	$3,148,572	$2,999,858	$2,950,233

Ratios:
Tier 1	10.07%	12.25%	10.32%	10.82%	11.96%
Total (including Tier 2)	11.32	13.50	11.57	12.08	13.23

(1)	Total average assets for the most recent quarter.
(2)	Allowable portion of allowance for loan losses.

The components of capital under GAAP that are not considered capital for regulatory purposes include goodwill, unrealized gains (losses) on investments and directors deferred compensation to be settled in stock.

Liquidity

The Company’s liquidity and rate sensitivity are monitored by the asset and liability committee, based upon policies approved by the Board of Directors. The measure of an institution’s liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. The Company’s affiliate banks generate significant amounts of low cost funds through their deposit gathering operations. For the year ended December 31, 2003, the Company’s ratio of average loans to average deposits was approximately 76.2%. At December 31, 2003, the Company maintained cash balances and short-term investments of approximately $174.9 million, compared with $192.1 million at December 31, 2002. Borrowings at December 31, 2003 were $287.4 million compared to $298.7 million on December 31, 2002.

In addition, the Company has available borrowing capacity under certain programs including the FHLB, U.S. Treasury, repurchase agreements lines, and advised Fed Funds lines totaling more than $723 million. The Company also has an effective shelf registration statement under which an additional $225 million in debt securities, common stock, preferred stock, or warrants may be offered from time to time.

Aggregate Contractual Obligations

	Payments due by period
	(in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
FHLB borrowings	$77,567	$—	$—	$—	$77,567
Trust preferred securities	125,000	—	—	—	125,000
Data processing contract	14,117	6,911	6,110	1,096	—
Equity investment commitments to limited partnerships	8,769	2,557	6,212	—	—
Operating leases	19,681	4,765	10,360	1,439	3,117

Total	$245,134	$14,233	$22,682	$2,535	$205,684

No minimum required pension contribution is expected for 2004. Due to recent contributions made in excess of the minimum required amounts, the Company does not anticipate a required contribution during 2004. However, it is possible that the Company, if appropriate in its tax and cash position, will make a voluntary contribution during 2004 to respond to changes in pension funding legislation and/or to further improve the plan’s funded status. No pension contributions are reflected beyond 12 months because these depend on a variety of factors that cannot be easily predicted.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, to meet the financing needs of their customers and to reduce their own exposure to fluctuations in interest rates, the Banks are parties to financial instruments with off-balance sheet risk, held for purposes other than trading. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Banks’ exposure to credit loss in the event of nonperformance by the other party to the financial instrument, for loan commitments and standby letters of credit, is represented by the contractual amount of those instruments, assuming that the amounts are fully advanced and that collateral or other security is of no value. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet loans. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

Financial instruments whose contractual amounts represent off-balance sheet risk at December 31, 2003 and 2002 are as follows:

	2003	2002
	(in thousands)
Loans and Other Commitments
Commitments to originate loans	$131,610	$181,344
Unused home equity lines of credit	292,823	220,289
Unused portions of credit card lines	37,554	32,917
Unadvanced portions of construction loans	192,826	153,160
Equity investment commitments to limited partnerships	8,769	9,314

Standby Letters of Credit
Notional amount of standby letters of credit fully collateralized by cash	65,051	45,909
Notional amount of other standby letters of credit	40,812	47,599
Liability associated with letters of credit recorded on balance sheet	290	—

Results of Operations

Comparison of Years Ended December 31, 2003 and 2002

Net Interest Income

Net interest income is the amount by which interest income on interest earning assets exceeds interest paid on interest bearing liabilities. Fluctuations in interest rates, as well as changes in the amount and type of interest earning assets and interest bearing liabilities, combine to affect net interest income.

For 2003, net interest income was $218.1 million, up $25.4 million from the 2002 level. On a fully tax equivalent basis, net interest income increased $25.1 million from 2002, to $219.3 million in 2003. These increases resulted from higher levels of interest earning assets, which were up $1.040 billion from 2002, to $5.322 billion for 2003. The increased level of earning assets offset a decrease in the net yield on earning assets from 4.53% in 2002 to 4.12% in 2003. The significant declines noted in the yield on earning assets and the costs of interest-bearing liabilities relate to the numerous reductions in federal funds rates by the Federal Reserve during 2002 and 2003 and the resulting declines in market interest rates, as well as to the Granite acquisition.

The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the years indicated:

	2003			2002			2001
	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate (1)
	(in thousands)
Assets
Interest-earning assets:
Loans
Commercial	$619,658	$34,101	5.50%	$324,378	$33,998	10.48%	$571,310	$44,477	7.79%
Municipal	89,974	2,937	3.26	90,577	3,683	4.07	97,965	5,766	5.89
Real Estate:
Residential	1,218,033	64,981	5.33	1,109,022	61,741	5.57	1,003,199	76,294	7.61
Commercial	1,308,792	73,086	5.58	1,080,325	65,951	6.10	781,778	62,298	7.97
Construction	117,293	6,539	5.57	152,698	6,536	4.28	59,220	4,848	8.19

Total Real Estate	2,644,118	144,606	5.47	2,342,045	134,228	5.73	1,844,197	143,440	7.78
Consumer & leasing	271,109	18,909	6.97	260,968	23,522	9.01	401,798	31,918	7.94

Total Loans	3,624,859	200,553	5.53	3,017,968	195,431	6.48	2,915,271	225,601	7.74

Investments:
Taxable	1,660,119	71,552	4.31	1,232,543	64,238	5.21	682,494	41,201	6.04
Tax-favored equity securities	9,569	231	2.42	22,065	694	3.15	30,303	1,393	4.60
Interest-bearing deposits in banks	182	3	1.91	225	7	3.06	225	8	3.56
Federal funds sold	27,112	291	1.07	9,323	162	1.74	16,005	632	3.95

Total interest-earning assets	5,321,841	272,630	5.12	4,282,124	260,532	6.08	3,644,298	268,835	7.38

Noninterest-earning assets	512,233			318,293			270,091
Allowance for loan losses	(56,536)			(48,538)			(43,372)

Total assets	$5,777,538			$4,551,879			$3,871,017

Interest-bearing liabilities:
Savings	$517,003	$2,121	0.41%	$387,080	$4,125	1.07%	$325,824	$6,585	2.02%
NOWs	825,947	3,121	0.38	518,492	1,994	0.38	426,956	3,045	0.71
CMA / Money Market	1,551,136	13,333	0.86	1,467,230	23,976	1.63	1,268,082	41,887	3.30
CDs under $100,000	814,089	17,798	2.19	676,350	22,684	3.35	630,779	31,443	4.98
CDs $100,000 and over	256,336	4,799	1.87	223,511	6,034	2.69	210,134	10,086	4.80

Total interest-bearing deposits	3,964,511	41,172	1.04	3,272,663	58,813	1.80	2,861,775	93,046	3.25
Borrowings	288,339	8,302	2.88	117,063	4,752	4.06	52,752	3,146	5.96
Company obligated mandatorily redeemable securities of subsidiary trust	125,000	3,905	3.12	77,055	2,839	3.68	—	—	—

Total interest-bearing liabilities	4,377,850	53,379	1.22	3,466,781	66,404	1.92	2,914,527	96,192	3.30

Noninterest-bearing liabilities:
Demands	793,877			624,305			545,664
Other liabilities	67,594			66,053			57,297

Total liabilities	5,239,321			4,157,139			3,517,488
Stockholders’ equity	538,217			394,740			353,529

Total liabilities and stockholders’ equity	$5,777,538			$4,551,879			$3,871,017

Net interest income		$219,251			$194,128			$172,643

Interest rate spread (2)			3.90%			4.16%			4.08%
Net yield on earning assets (3)			4.12%			4.53%			4.74%

(1)	On a fully taxable equivalent basis using a Federal income tax rate of 35%. Loan income includes fees.
(2)	Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(3)	Net yield on earning assets is net interest income divided by total interest-earning assets.

The following table attributes changes in the Company’s net interest income (on a fully taxable equivalent basis) to changes in either average balances or average rates. Changes due to both interest rate and volume have been allocated to change due to balance and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

	2003 Compared With 2002			2002 Compared With 2001
	Increase (Decrease) Due to Change in Net Interest Income:		Total Increase (Decrease)	Increase (Decrease) Due to Change in Net Interest Income:		Total Increase (Decrease)
	Average Rate	Average Balance		Average Rate	Average Balance
	(in thousands)
Interest income:
Loans
Commercial	$(16,147)	$16,250	$103	$15,402	$(25,881)	$(10,479)
Municipals	(726)	(20)	(746)	(1,783)	(300)	(2,083)
Real estate:
Residential	(2,576)	5,816	3,240	(20,444)	5,891	(14,553)
Commercial	(5,623)	12,758	7,135	(14,573)	18,226	3,653
Construction	1,977	(1,974)	3	(2,313)	4,001	1,688

Total real estate	(6,222)	16,600	10,378	(37,330)	28,118	(9,212)
Consumer	(5,320)	707	(4,613)	4,298	(12,694)	(8,396)

Total loans	(28,415)	33,537	5,122	(19,413)	(10,757)	(30,170)

Investments:
Taxable	(11,216)	18,530	7,314	(5,631)	28,668	23,037
Tax-favored debt securities	(161)	(302)	(463)	(440)	(259)	(699)
Interest-bearing deposits	(4)	—	(4)	(1)	—	(1)
Federal funds sold	(62)	191	129	(354)	(116)	(470)

Total interest income	(39,858)	51,956	12,098	(25,839)	17,536	(8,303)

Interest expense:
Savings	2,537	(533)	2,004	3,113	(653)	2,460
NOW	35	(1,162)	(1,127)	1,403	(352)	1,051
Money market	11,364	(721)	10,643	21,165	(3,254)	17,911
CDs under $100,000 and other time deposits	7,897	(3,011)	4,886	10,288	(1,529)	8,759
CDs $100,000 and over	1,850	(615)	1,235	4,413	(361)	4,052

Total deposits	23,683	(6,042)	17,641	40,382	(6,149)	34,233
Borrowings	1,813	(6,429)	(4,616)	1,005	(5,450)	(4,445)

Total interest expense	25,496	(12,471)	13,025	41,387	(11,599)	29,788

Change in net interest income	$(14,362)	$39,485	$25,123	$15,548	$5,937	$21,485

Noninterest Income and Noninterest Expense

Noninterest income was $97.0 million in 2003, up $31.9 million from the $65.1 million reported in 2002. The increase was primarily due to higher gains on the sale of mortgage loans, mortgage servicing income and a variety of fee income businesses. The underlying factors driving these increases are described further on pp. 20-21, under the “Executive Overview” section.

Noninterest expense totaled $191.4 million in 2003, compared to $151.5 million in 2002, an increase of $39.9 million. The primary drivers of this increase in noninterest expenses was the acquisition of GB, higher commissions and sales-based incentive expenses, and the conversion and restructuring charges which are described further on pp. 20-21, under the “Executive Overview” section.

The components of other noninterest expense for the years presented are as follows:

	2003	2002	2001	2000	1999
	(in thousands)
Legal and professional	$1,569	$854	$1,320	$1,522	$2,216
Marketing	3,282	2,942	2,746	2,749	3,143
Software and supplies	7,288	4,924	4,884	4,722	4,755
Net OREO and collection expenses	(129)	(293)	86	48	(147)
Telephone	3,210	3,071	2,799	3,118	3,979
Postage	3,009	2,561	2,338	2,553	3,147
Other	18,776	17,131	14,599	15,171	17,155

	$37,005	$31,190	$28,772	$29,883	$34,248

Income Taxes

The Company and the Banks are taxed on income by the IRS at the Federal level and by various states in which they do business. The State of Vermont levies franchise taxes on banking institutions based upon average deposit levels in lieu of taxing income. Franchise taxes are included in income tax expense in the consolidated statements of operations.

Income Tax Provision

For the years ended December 31, 2003 and 2002, Federal and state income tax provisions amounted to $41.7 million and $34.2 million, respectively. The effective tax rates for the respective periods were 35.8% and 34.9%. During both periods, the Company’s statutory Federal corporate tax rate was 35%. The Company’s effective tax rates differed from the statutory rates primarily because of state income taxes paid, net of benefit on Federal taxes, and the proportion of interest income from state and municipal securities and loans and corporate dividends which are partially exempt from Federal taxation, and tax credits on investments in qualified low income housing projects. The Company invests in these partnerships primarily as a means of managing its effective tax rate and targets its investments in communities where they qualify for inclusion as CRA eligible investments.

Results of Operations

Comparison of Years Ended December 31, 2002 and 2001

Net Interest Income

For 2002, net interest income was $192.6 million, compared with $170.3 million for 2001. On a fully taxable equivalent basis, net interest income increased $21.5 million from 2001 to $194.1 million in 2002. These increases resulted from higher levels of interest earning assets, which were up $637.8 million from 2001, to $4.282 billion for 2002. The increased level of earning assets offset a decrease in the net yield on earning assets from 4.74% in 2001, to 4.53% in 2002.

Noninterest Income and Noninterest Expense

Noninterest income was $65.1 million in 2002, up $1.3 million from the $63.7 million reported in 2001. Service charges on deposits increased $1.7 million to $16.0 million in 2002. The increase was due to higher levels of deposits and the acquisition of ONB. Gains on sales of mortgage loans increased by $3.5 million over 2001 due to strong mortgage refinancing activity throughout 2002. This strong refinancing activity and the associated increase in prepayments led to the recognition of $8.5 million in impairment reserves against the Company’s mortgage servicing rights in 2002. Excluding this impairment reserve, mortgage-servicing income was down approximately $1.5 million, due to higher levels of amortization on MSRs. Gains on sales of securities of $10.6 million resulted from the rebalancing of the Company’s available for sale securities portfolio caused by accelerated paydowns on mortgage-backed securities and callable agencies.

Noninterest expense totaled $151.5 million in 2002, an increase of $15.8 million, compared to $135.8 million in 2001. Salaries and benefits increased $13.2 million from $74.8 million in 2001. Approximately $6.8 million of the variance in salaries and employee benefits was due to the acquisition of ONB and MBT. Also, incentive accruals for the year were $1.5 million higher in 2002 than 2001 and sales-based incentive payments were $1.9 million higher.

Income Taxes

For the years ended December 31, 2002 and 2001, Federal and state income tax provisions amounted to $34.2 million and $31.7 million, respectively. The effective tax rates for the respective periods were 34.9% for 2002 and 35.2% for 2001. During both periods, the Company’s statutory Federal corporate tax rate was 35%. The Company’s effective tax rates differed from the statutory rates primarily because of state income taxes paid, net of benefit on Federal taxes; the proportion of interest income from state and municipal securities and loans and corporate dividends, which are partially exempt from Federal taxation and tax credits on investments in qualified low income housing projects.

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

To measure the sensitivity of its income to changes in interest rates, the Company uses a variety of methods, including simulation, and gap analyses. Interest rate risk is the sensitivity of income to variations in interest rates over both short-term and long-term horizons. The primary goal of interest-rate management is to control this risk within limits approved by the Board of Directors, which reflect the Company’s tolerance for interest-rate risk. The Company attempts to control interest-rate risk by identifying exposures, quantifying them and taking appropriate actions.

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

The Company’s limits on interest-rate risk specify that if interest rates were to shift immediately, up or down 200 basis points, estimated net interest income for the next twelve months should neither improve or be impacted by greater than 10%. An additional analysis is performed to review results if interest rates were to shift quarterly, (ramped) up or down 100 and 200 basis points over a twelve-month period. The results of these simulations are shown below:

Interest Rate Sensitivity Analysis

	Calculated increase (decrease) in projected net interest income December 31,
	2003	2002
Changes in interest rates
+ 200 bps	2.05%	(0.17)%
+ 100 bps	1.00	—
- 100 bps	(2.36)	—
- 200 bps (1)	(9.28)	(0.44)

Policy Limit	+/- 10.00%	+/- 20.00%

(1)	The 200 basis point shock down scenario has a very remote probability of occurring; therefore the results are only for informational purposes.

As noted above, one of the tools used to measure rate sensitivity is the funds gap. The funds gap is defined as the amount by which a bank’s rate sensitive assets exceed its rate sensitive liabilities. A positive gap exists when rate sensitive assets exceed rate sensitive liabilities. This indicates that a greater volume of assets than liabilities will reprice during a given period. This mismatch will improve earnings in a rising rate environment and inhibit earnings when rates decline. Conversely, when rate sensitive liabilities exceed rate sensitive assets, the gap is referred to as negative and indicates that a greater volume of liabilities than assets will reprice during the period. In this case, a rising rate environment will inhibit earnings and declining rates will improve earnings. Notwithstanding this general description of the effect on income of the gap position, it may not be an accurate predictor of changes in net interest income. The Company’s limits on interest-rate risk specify that the cumulative one-year gap should be less than 15% of total assets. As of December 31, 2003, the estimated exposure was 1.15% and the Company was asset-sensitive.

The following table shows the amounts of interest-earning assets and interest-bearing liabilities at December 31, 2003 that reprice during the periods indicated:

	Repricing Date
	One Day To Six Months	Over Six Months To One Year	Over One Year To Five Years	Over Five Years	Total
	(in thousands)
Interest-earning assets:
Loans (1)	$2,152,763	$394,458	$1,082,908	$119,817	$3,749,946
Investment securities (2)	201,765	161,414	1,082,161	163,564	1,608,904
Interest-bearing cash equivalents	3,500	160	20	10	3,690

Total interest-earning assets	2,358,028	556,032	2,165,089	283,391	5,362,540

Interest-bearing liabilities:
Deposits	2,270,268	310,954	514,932	974,817	4,070,971
Borrowings	264,895	31	262	22,246	287,434

Total interest-bearing liabilities	2,535,163	310,985	515,194	997,063	4,358,405

Net interest rate sensitivity gap	$(177,135)	$245,047	$1,649,895	$(713,672)	$1,004,135

Cumulative gap at December 31, 2003	$(177,135)	$67,912	$1,717,807	$1,004,135
Cumulative gap at December 31, 2002	$(344,541)	$(133,400)	$1,323,235	$865,349

(1)	Total includes loans held for sale and total loans.
(2)	Amounts are based on amortized cost balances. Total includes securities available for sale and FHLB stock.

The following table shows scheduled maturities of selected loans at December 31, 2003:

	Less Than One Year	One Year To Five Years	Over Five Years	Total
	(in thousands)
Predetermined rates:
Commercial (1)	$111,624	$69,664	$31,483	$212,771
Commercial real estate and construction	61,905	335,338	156,317	553,560

	$173,529	$405,002	$187,800	$766,331

Comparative totals for 2002	$162,278	$343,937	$222,444	$728,659

Floating or adjustable rates:
Commercial (1)	$188,079	$204,859	$139,986	$532,924
Commercial real estate and construction	157,127	494,850	366,209	1,018,186

	$345,206	$699,709	$506,195	$1,551,110

Comparative totals for 2002	$262,444	$526,617	$317,733	$1,106,794

(1)	Total includes commercial and municipal loans.

[THIS PAGE INTENTIONALLY LEFT BLANK]

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHITTENDEN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(in thousands)
Assets
Cash and cash equivalents	$174,939	$192,142
Securities available for sale	1,588,151	1,497,111
FHLB stock	20,753	17,030
Loans held for sale	25,262	94,874
Loans	3,724,684	2,973,863
Less: Allowance for loan losses	(57,464)	(48,197)

Net loans	3,667,220	2,925,666

Accrued interest receivable	29,124	27,992
Other assets	68,587	35,427
Premises and equipment, net	75,179	57,074
Mortgage servicing rights	12,265	8,491
Identified intangibles	22,733	9,480
Goodwill	216,431	55,257

Total assets	$5,900,644	$4,920,544

Liabilities and Stockholders’ Equity
LIABILITIES:
Deposits:
Demand	$898,920	$684,077
Savings	517,789	400,616
NOW	899,018	578,272
Cash Management and Money Market	1,604,138	1,540,267
Certificates of deposit less than $100,000 and other time deposits	789,066	691,467
Certificates of deposit $100,000 and over	260,960	231,393

Total deposits	4,969,891	4,126,092

Borrowings	162,434	173,654
Company obligated, manditorily redeemable securities of subsidiary trust	125,000	125,000
Accrued expenses and other liabilities	63,368	77,006

Total liabilities	5,320,693	4,501,752
STOCKHOLDERS’ EQUITY:
Preferred stock—$100 par value—authorized: 1,000,000 shares—issued and outstanding: none	—	—
Common stock—$1 par value—authorized: 60,000,000 shares—issued and outstanding: 40,142,289 in 2003 and 35,748,653 in 2002	40,142	35,749
Surplus	256,974	145,191
Retained earnings	341,441	294,943
Treasury stock, at cost—3,505,739 shares in 2003 and 3,809,183 shares in 2002	(78,579)	(85,382)
Accumulated other comprehensive income	15,595	24,289
Directors’ deferred compensation to be settled in stock	4,413	4,052
Unearned portion of employee restricted stock	(35)	(50)

Total stockholders’ equity	579,951	418,792

Total liabilities and stockholders’ equity	$5,900,644	$4,920,544

The accompanying notes are an integral part of these consolidated financial statements.

CHITTENDEN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2003	2002	2001
	(in thousands, except per share amounts)
INTEREST INCOME:
Interest on loans	$199,436	$194,121	$223,661
Interest on investment securities:
Taxable	71,551	64,238	41,201
Tax-favored	162	491	995
Short-term investments	293	169	640

Total interest income	271,442	259,019	266,497

INTEREST EXPENSE:
Deposits	41,172	58,813	93,046
Borrowings	12,207	7,591	3,146

Total interest expense	53,379	66,404	96,192

Net interest income	218,063	192,615	170,305
Provision for loan losses	7,175	8,331	8,041

Net interest income after provision for loan losses	210,888	184,284	162,264

NONINTEREST INCOME:
Investment management and trust	15,956	15,601	15,722
Service charges on deposits	18,396	16,026	14,294
Mortgage servicing	281	(6,442)	3,564
Gains on sales of loans, net	21,765	10,068	11,207
Gains (losses) on sales of securities	17,380	10,562	(72)
Loss on prepayments of borrowings	(3,070)	—	—
Credit card income, net	4,079	3,656	3,964
Insurance commissions, net	6,686	3,733	3,391
Retail investment services	4,621	2,370	1,906
Other	10,937	9,486	9,757

Total noninterest income	97,031	65,060	63,733

NONINTEREST EXPENSE:
Salaries	89,431	72,595	61,425
Employee benefits	20,578	15,478	13,426
Net occupancy expense	23,256	19,526	17,744
Data processing	9,384	11,476	11,430
Amortization of intangibles	2,748	1,279	2,963
Conversion and restructuring charges	8,969	—	—
Other	37,005	31,190	28,772

Total noninterest expense	191,371	151,544	135,760

Income before income taxes	116,548	97,800	90,237
Income tax expense	41,749	34,155	31,736

Net income	$74,799	$63,645	$58,501

Basic earnings per share	$2.09	$1.98	$1.82
Diluted earnings per share	2.07	1.96	1.80
Dividends per share	0.80	0.79	0.76
Weighted average common shares outstanding	35,776	32,106	32,164
Weighted average common and common equivalent shares outstanding	36,120	32,495	32,547

The accompanying notes are an integral part of these consolidated financial statements.

CHITTENDEN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years ended December 31, 2003, 2002 and 2001

(In thousands)

	Comp- rehensive Income	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accum- ulated Other Comp- rehensive Income	Directors’ Deferred Comp. Stock	Unearned Portion of Employee Restricted Stock	Total Stock- holders’ Equity
BALANCE AT DECEMBER 31, 2000		$35,736	$146,327	$222,140	$(65,637)	$163	$3,414	$(78)	$342,065
Comprehensive income:
Net income	$58,501	—	—	58,501	—	—	—	—	58,501
Other comprehensive income (Note 9)	8,457	—	—	—	—	8,457	—	—	8,457

Total comprehensive income	$66,958

Cash dividends ($0.76 per share)		—	—	(24,661)	—	—	—	—	(24,661)
Shares issued under stock plans, net		7	(640)	697	2,377	—	(143)	(66)	2,232
Amortization of for restricted stock		—	—	—	—	—	—	57	57
Directors’ deferred compensation		—	—	—	—	—	475	—	475
Purchase of treasury stock		—	—	—	(16,473)	—	—	—	(16,473)

BALANCE AT DECEMBER 31, 2001		35,743	145,687	256,677	(79,733)	8,620	3,746	(87)	370,653
Comprehensive Income:
Net income	$63,645	—	—	63,645	—	—	—	—	63,645
Other comprehensive income (Note 9)	15,669	—	—	—	—	15,669	—	—	15,669

Total comprehensive income	$79,314

Cash dividends ($0.79 per share)		—	—	(25,379)	—	—	—		(25,379)
Shares issued under stock plans, net		6	(496)	—	4,255	—	(183)	—	3,582
Amortization of for restricted stock		—	—	—	—	—	—	37	37
Directors’ deferred compensation		—	—	—	—	—	489	—	489
Purchase of treasury stock		—	—	—	(9,904)	—	—	—	(9,904)

BALANCE AT DECEMBER 31, 2002		35,749	145,191	294,943	(85,382)	24,289	4,052	(50)	418,792
Comprehensive income:
Net income	$74,799	—	—	74,799	—	—	—	—	74,799
Other comprehensive income (Note 9)	(8,694)	—	—	—	—	(8,694)	—	—	(8,694)

Total comprehensive income	$66,105

Cash dividends ($0.80 per share)		—	—	(28,301)	—	—	—	—	(28,301)
Shares issued under stock plans, net		9	241	—	6,803	—	(15)	—	7,038
Shares issued in Granite acquisition		4,384	111,542	—	—	—	—	—	115,926
Amortization of restricted stock		—	—	—	—	—	—	15	15
Directors deferred compensation		—	—	—	—	—	376	—	376

BALANCE AT DECEMBER 31, 2003		$40,142	$256,974	$341,441	$(78,579)	$15,595	$4,413	$(35)	$579,951

The accompanying notes are an integral part of these consolidated financial statements.

CHITTENDEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$74,799	$63,645	$58,501
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,175	8,331	8,041
Depreciation	8,362	7,428	6,130
Amortization of intangible assets	2,748	1,279	2,963
Amortization of premiums, fees, and discounts, net	11,457	4,564	2,514
Provision for (recovery of) impairment of MSR asset	(5,732)	8,464	—
Investment securities (gains) losses	(17,380)	(10,562)	72
Deferred (prepaid) income taxes	(6,385)	(9,990)	7,808
Loans originated for sale	(1,312,649)	(764,259)	(485,516)
Proceeds from sales of loans	1,416,877	729,661	491,465
Gains on sales of loans, net	(21,765)	(10,068)	(11,207)
Changes in assets and liabilities:
Accrued interest receivable	5,388	(3,173)	3,153
Other assets	(1,044)	11,211	(6,555)
Accrued expenses and other liabilities	(3,927)	4,559	15,550

Net cash provided by operating activities	157,924	41,090	92,919

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired, net of cash paid in acquisitions	(90,468)	(41,481)	8,001
Proceeds from sale (purchase) of Federal Home Loan Bank stock	4,545	(2,211)	(616)
Proceeds from sales of securities available for sale	677,467	650,966	203,485
Proceeds from maturing securities and principal payments on securities available for sale	627,407	405,384	387,374
Purchases of securities available for sale	(1,014,748)	(1,647,249)	(814,214)
Loans originated, net of principal repayments	(146,798)	51,848	179,533
Purchases of premises and equipment	(13,143)	(5,464)	(3,478)

Net cash provided by (used in) investing activities	44,262	(588,207)	(39,915)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	60,904	220,395	165,014
Net increase (decrease) in borrowings	(258,322)	122,570	(49,348)
Proceeds from issuance of trust preferred securities, net	—	120,321	—
Proceeds from issuance of treasury and common stock	6,330	3,233	1,866
Dividends on common stock	(28,301)	(25,379)	(24,661)
Repurchase of common stock	—	(9,904)	(16,473)

Net cash provided by (used in) financing activities	(219,389)	431,236	76,398

Net increase (decrease) in cash and cash equivalents	(17,203)	(115,881)	129,402
Cash and cash equivalents at beginning of year	192,142	308,023	178,621

Cash and cash equivalents at end of year	$174,939	$192,142	$308,023

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$51,755	$66,905	$97,923
Income taxes	61,228	27,712	27,213
Non-cash investing and financing activities:
Loans transferred to other real estate owned	380	1,104	2,014
Issuance of treasury and restricted stock	6,803	183	612
Assets acquired and liabilities assumed through acquisitions:
Fair value of assets acquired	1,122,089	267,310	239,253
Fair value of liabilities assumed	1,044,334	242,968	212,389
Equity issued	115,931	—	—
Cash paid	122,998	53,250	47,452
Excess of cost over fair value of net assets acquired	161,174	28,908	20,590

The accompanying notes are an integral part of these consolidated financial statements.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note	1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Chittenden Corporation (the “Company”) and its subsidiaries: Chittenden Trust Company (CTC), and its subsidiaries Chittenden Insurance Group (CIG) and Chittenden Securities, Inc. (CSI); The Bank of Western Massachusetts (BWM); Flagship Bank and Trust Company (FBT); Maine Bank & Trust (MBT); Ocean National Bank (ONB); Granite Bank (GB) and its subsidiary GSBI and Chittenden Connecticut Corporation (CCC). (CTC, BWM, FBT, MBT, ONB and GB are collectively referred to as the “Banks.”) All material intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year balances to conform to the current year presentation.

Nature of Operations

The Banks’ primary business is providing loans, deposits, and other banking services to commercial, individual, and public sector customers. CCC is a mortgage banking operation with offices in Brattleboro, Vermont. CIG is an independent insurance agency with offices in Waterbury, Rutland and Burlington, Vermont, as well as Springfield, Massachusetts and Manchester, New Hampshire. CSI is a registered broker/dealer providing brokerage services to its customers through existing branch locations in Vermont, Massachusetts, New Hampshire, and Maine. GB operates GSBI Insurance Group, which offers various insurance related products.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses, the goodwill impairment, income tax expenses, mortgage-servicing rights, the recognition of interest income on loans, and the recognition of restructuring charges.

Restructuring Charges

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standard No. 146 Accounting for Costs Associated with Exit or Disposal Activities, which contains specific guidance regarding the types of, and circumstances under which, certain expenses related to restructuring activities that can be accrued. In general, the Statements require that the Company have a detailed plan in place, which has been communicated to employees affected in the staff reduction, branch closures/sales, or computer conversions. Significant management judgement is required in estimating the amount of expense that is appropriate to recognize in relation to these plans.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, amounts due from banks, interest-bearing deposits and certain money market fund investments. Cash equivalents are accounted for at cost, which approximates fair value.

Investments

Investments in debt securities may be classified as held for investment and measured at amortized cost only if the Company has the positive intent and ability to hold such securities to maturity. Investments in debt

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Securities transferred between categories are accounted for at market value. Unrealized holding gains and losses on trading securities are included in earnings; unrealized holding gains and losses on securities available for sale or on securities transferred into the available for sale category from the held for investment category are reported as a separate component of stockholders’ equity, net of applicable income taxes. Unrealized losses that are considered other than temporary in nature are recognized in earnings. The Company uses the specific identification method to determine the cost basis in the recognition of gains and losses on the sales of securities as well as the calculation of unrealized gains and losses.

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

Adequacy of the allowance is determined using a consistent, systematic methodology, which analyzes the size and risk of the loan portfolio. In addition to evaluating the collectibility of specific loans when determining the adequacy of the allowance for loan losses, management also takes into consideration other factors such as changes in the mix and volume of the loan portfolio, historic loss experience, the amount of delinquencies and loans adversely classified, and economic trends. An allocation process whereby specific loss allocations are made against certain adversely classified loans assesses the adequacy of the allowance for loan losses, and general loss allocations are made against segments of the loan portfolio, which have similar attributes.

Provisions charged against current earnings increase the allowance for loan losses. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is doubtful.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recoveries on loans previously charged off are credited to the allowance. Management believes that the allowance for loan losses was adequate at December 31, 2003. While management uses available information to assess probable losses on loans, future additions to the allowance may be necessary. In addition, various regulatory agencies periodically review the Company’s allowance for loan losses as an integral part of their examination process. Such agencies may require the Company to recognize additions to the allowance based on judgements different from those of management.

Credit quality of the commercial portfolios is quantified by a corporate credit rating system designed to parallel regulatory criteria and categories of loan risk. Individual loan officers monitor their loans to ensure appropriate rating assignments are made on a timely basis. Risk ratings and quality of both commercial and consumer credit portfolios are also assessed on a regular basis by an independent Credit Review Department. Credit Review personnel conduct ongoing portfolio trend analyses and individual credit reviews to evaluate loan risk and compliance with corporate lending policies. Results and recommendations from this process provide senior management and the Board of Directors with independent information on loan portfolio condition. The Board of Directors monitors asset quality throughout the year. Consumer and residential real estate loan quality is evaluated on the basis of delinquency data and other credit data available due to the large number of such loans and the relatively small size of individual credits.

Key elements of the above estimates, including assumptions used in developing independent appraisals, are dependent on the economic conditions prevailing at the time such estimates are made. Accordingly, uncertainty exists as to the final outcome of certain valuation judgments as a result of changes in economic conditions in the Banks’ lending areas.

Loan Origination and Commitment Fees

Loan origination and commitment fees, and certain loan origination costs, are deferred and amortized over the contractual term of the related loans as yield adjustments using primarily the level-yield method. When loans are sold or paid off, the unamortized net fees and costs are recognized in income. Net deferred loan fees amounted to $5,104,000 and $5,517,000 at December 31, 2003 and 2002, respectively.

Loans Held for Sale / Gains and Losses on Sales of Mortgage Loans

Loans held for sale are carried at the lower of aggregate cost or market value. Gains and losses on sales of mortgage loans are recognized at the time of the sale and are generally comprised of two components: 1) an amount representing a mortgage servicing right (see below) and 2) a cash gain or loss based on the sale of the loan to a third party. The price paid by a willing third party is influenced by the contractual interest rate charged to the borrower and the prevailing market rate for similar loans. The Company enters into forward sale contracts on substantially all loan commitments at the time that the customer locks their contractual interest rate, so that the exposure due to interest rate changes on the cash gain / loss recognized by the Company is minimal.

Mortgage Servicing Rights

Servicing assets are recognized when rights are acquired through purchase or sale of residential mortgage loans. Capitalized servicing rights are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage loans. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions.

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

Identified Intangible Assets & Goodwill

Intangible assets include the excess of the purchase price over the fair value of net assets acquired (goodwill) in the acquisitions of BWM, MBT, ONB, GB and CIG, as well as core deposit intangibles (CDI) related to BWM, ONB and GB, an acquired trust relationship and a customer list intangible related to the acquisition of GSBI Insurance Group. The core deposit intangibles for ONB and GB are amortized straight-line over 10 years and the CDI for BWM is amortized using the sum of the year’s digits method over 10 years. The customer list intangibles are amortized straight-line over 10 years for the trust acquisitions and 10 years for the insurance agency acquisitions. The Company periodically evaluates intangible assets for impairment on the basis of whether these assets are fully recoverable from projected, undiscounted net cash flows of the related acquired segment or customer base.

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

Investment Management and Trust

Assets under administration of approximately $6.7 billion and $5.9 billion at December 31, 2003 and 2002, respectively, held by the Banks in a fiduciary or agency capacity for customers, are not included in the accompanying consolidated balance sheets. Investment management and trust income is recorded on the cash basis (which approximates the accrual basis) in accordance with industry practice.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Card Income

Credit card income includes interchange income from credit cards issued by the Company, and merchant discount income. Merchant discount income consists of the fees charged on credit card receipts submitted by the Company’s commercial customers. Credit card income is presented net of credit card expense, which includes fees paid by the Company to credit card issuers and third-party processors. Such amounts are recognized on the accrual basis, and are presented in noninterest income in the consolidated statements of income.

Insurance Commissions

Insurance commissions income is recognized when billed to the customer, net of commissions paid to the producing agent. In addition, CIG and GSBI may receive additional commissions based on achieving specific sales goals and loss experience targets. These performance-based commissions are recognized in income on a cash basis.

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

If compensation cost for these plans had been determined in accordance with SFAS 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	2003	2002	2001
	(in thousands, except per share data)
Net Income :
As reported	$74,799	$63,645	$58,501
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,546)	(2,043)	(2,001)

Pro forma	$72,253	$61,602	$56,500

Earnings Per Share:
Basic:
As reported	$2.09	$1.98	$1.82
Pro forma	2.02	1.92	1.76
Diluted:
As reported	$2.07	$1.96	$1.80
Pro forma	2.00	1.90	1.74

The SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995; the resulting pro forma compensation cost may not be representative for future years.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001:

	2003	2002	2001
Expected life (years)	5.13	4.94	7.49
Volatility	23.9	23.7	21.9
Interest rate	3.11%	4.14%	4.92%
Dividend yield	2.96%	2.64%	3.11%
Fair value per share	$5.05	$6.00	$5.35

Business Combinations

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), and No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The Company adopted SFAS 141 as of July 1, 2001, which required that the purchase accounting method be used for all business combinations initiated after June 30, 2001. The Company adopted SFAS 142 as of January 1, 2002. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic impairment evaluations of goodwill.

Accounting for Derivatives

The Company accounts and reports for derivative instruments in accordance with Statement of Financial Accounting 149, Amendment of Statement of 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in paragraph 6(b) of Statement 133, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Statement 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies, as a fair value hedge, along with changes in fair value of the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded currently in noninterest income. If a derivative has ceased to be highly effective, hedge accounting is discontinued prospectively.

Accounting Policies Adopted in the Current Period

At its November 25, 2003 meeting, the Emerging Issues Task Force (“EITF”) ratified the consensus reached with regard to Issue 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The consensus provides guidance regarding the meaning of other-than-temporary impairment and its application to investments accounted for under Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities. The consensus also requires certain quantitative and qualitative disclosures relating to investments with unrealized losses that have not been recognized as other-than-temporary impairments.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits (“SFAS 132R”). SFAS 132R is an amendment to Statements of Financial Accounting Standards No. 87, 88, and 106 and a revision of FASB Statement No. 132. This statement requires disclosures about defined benefit pension plans and other postretirement benefit plan assets, obligations, cash flows, and net cost. The adoption of SFAS 132R did not have a significant impact on either of the Company’s financial position or results of operations but it did result in the enhanced disclosures presented in Note 11.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, the Statement requires an issuer to classify certain instruments with specific characteristics described in it as liabilities. The adoption of SFAS 150 did not have a significant impact on either the Company’s financial position or results of operations.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. This statement amends SFAS 123 and provides alternative methods of transition for companies that voluntarily change to the fair value method of accounting for stock-based employee compensation. The disclosure requirements of SFAS 123 were also amended to include disclosure in quarterly financial statements of compensation expense calculated under the fair value method.

Note 2 ACQUISITIONS

Granite Bank

On February 28, 2003, Chittenden acquired Granite State Bankshares, Inc., headquartered in Keene, New Hampshire, and its subsidiary, Granite Bank for $239 million in cash and stock. The transaction has been accounted for as a purchase and, accordingly, the operations of Granite Bank are included in the Company’s consolidated financial statements from the date of acquisition.

The purchase price has been allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. The excess of purchase price over the fair value of net tangible and intangible assets acquired has been recorded as goodwill. The fair value of these assets and liabilities is summarized as follows (in thousands):

Cash and cash equivalents	$32,530
FHLB Stock	8,271
Securities available for sale	395,443
Loans, Net	626,238
Prepaid expenses and other assets	26,907
Premises and equipment	13,387
Identified intangibles	19,313
Goodwill	161,174
Deposits	(782,894)
Borrowings	(247,102)
Accrued expenses and other liabilities	(14,338)

Total acquisition cost	$238,929

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Ocean National Bank

On February 28, 2002, Chittenden acquired Ocean National Corporation, headquartered in Kennebunk, Maine and its subsidiary Ocean National Bank for $53.25 million in cash. The transaction has been accounted for as a purchase and, accordingly, the operations of Ocean National Bank are included in the Company’s consolidated financial statements from the date of acquisition.

The purchase price has been allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. The excess of purchase price over the fair value of net tangible and intangible assets acquired has been recorded as goodwill. The fair value of these assets and liabilities is summarized as follows (in thousands):

Cash and cash equivalents	$11,769
FHLB Stock	1,256
Securities available for sale	41,498
Loans, Net	207,443
Prepaid expenses and other assets	(5,341)
Premises and equipment	3,934
Identified intangibles	6,751
Goodwill	28,908
Deposits	(235,851)
Accrued expenses and other liabilities	(7,117)

Total acquisition cost	$53,250

Maine Bank & Trust

On April 30, 2001, the Company acquired Maine Bank Corp., headquartered in Portland, Maine and its subsidiary, Maine Bank & Trust for $49.25 million in cash. In accordance with the purchase agreement, certain transaction related costs borne by the seller were deducted from the purchase price, so that the net amount paid was $47.5 million. The acquisition has been accounted for as a purchase and, accordingly, the operations of Maine Bank & Trust are included in the Company’s financial statements from the date of acquisition.

The purchase price has been allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. The excess of purchase price over the fair value of net tangible and intangible assets acquired has been recorded as goodwill. The fair value of these assets and liabilities is summarized as follows (in thousands):

Cash and cash equivalents	$55,453
FHLB Stock	686
Securities available for sale	5,034
Loans, Net	168,860
Prepaid expenses and other assets	3,422
Premises and equipment	5,798
Goodwill	20,590
Deposits	(212,425)
Accrued expenses and other liabilities	34

Total acquisition cost	$47,452

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is unaudited supplemental information, reflecting selected pro forma results as if each of these acquisitions had been consummated as of January 1, 2001 (in thousands, except EPS):

	For the years ended December 31,
	2003	2002	2001
Total revenue	$326,571	$292,129	$289,068
Income before income taxes	122,759	113,178	108,712
Net income	78,350	72,532	73,941
Diluted earnings per share (EPS)	2.13	1.97	2.00

Total revenue includes net interest income and noninterest income.

Note 3 INTANGIBLE ASSETS AND GOODWILL

Identified Intangible Assets

	As of December 31, 2003 (in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangibles	$28,541	$10,320	$18,221
Customer list intangible	2,733	250	2,483
Acquired trust relationships	4,000	1,971	2,029

Total	$35,274	$12,541	$22,733

(in thousands)
Aggregate Amortization Expense:
For year ended December 31, 2003	$2,748

Estimated Amortization Expense:
For year ended December 31, 2004	$3,347
For year ended December 31, 2005	3,019
For year ended December 31, 2006	2,910
For year ended December 31, 2007	2,910
For year ended December 31, 2008	2,910

Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2003 are as follows (in thousands):

	Commercial Banking Segment	Other Segment	Total
Balance as of December 31, 2002	$50,205	$5,052	$55,257
Goodwill acquired during year	161,174	—	161,174
Impairment losses	—	—	—

Balance as of December 31, 2003	$211,379	$5,052	$216,431

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets—Adoption of Statement 142

The following table presents pro forma results of the Company’s net income from prior periods adjusted to exclude amortization expense net of any taxes recognized in those periods relating to goodwill that is no longer being amortized in accordance with SFAS 142.

	As of December 31, 2003
	2003	2002	2001
	(in thousands except per share information)
Net Income: As reported	$74,799	$63,645	$58,501
Add back: goodwill amortization	—	—	2,134

Net Income: As adjusted	$74,799	$63,645	$60,635

Basic earnings per share:
Net Income: As reported	$2.09	$1.98	$1.82
Add back: goodwill amortization	—	—	0.07

Net Income: As adjusted	$2.09	$1.98	$1.89

Diluted earnings per share:
Net Income: As reported	$2.07	$1.96	$1.80
Add back: goodwill amortization	—	—	0.06

Net Income: As adjusted	$2.07	$1.96	$1.86

Note 4 INVESTMENTS

Investment securities at December 31, 2003 and 2002 are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
2003
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury securities	$7,797	$79	$(3)	$7,873
U.S. government agency obligations	497,573	3,616	(2,859)	498,330
Mortgage-backed securities	537,033	6,279	(5,544)	537,768
Corporate bonds and notes	519,890	22,199	(106)	541,983
Other debt securities	2,137	57	—	2,194
Marketable equity securities	3	—	—	3

Total securities available for sale	$1,564,433	$32,230	$(8,512)	$1,588,151

2002
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury securities	$51,989	$106	$—	$52,095
U.S. government agency obligations	475,268	11,639	—	486,907
Mortgage-backed securities	453,855	12,046	—	465,901
Corporate bonds and notes	469,301	20,661	(276)	489,686
Other debt securities	2,445	77	—	2,522

Total securities available for sale	$1,452,858	$44,529	$(276)	$1,497,111

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information related to sales of debt securities in each of the last three year periods ended December 31,:

	2003	2002	2001
	(in thousands)
Proceeds	$677,467	$650,966	$203,485
Realized losses	1,895	—	1,234
Realized gains	19,275	10,562	1,162

The market value of securities pledged to secure U.S. Treasury borrowings, public deposits, securities sold under agreements to repurchase, and for other purposes required by law, amounted to $314,391,000 and $273,652,000 at December 31, 2003 and 2002, respectively.

The following table shows the maturity distribution of the amortized cost of the Company’s investment securities at December 31, 2003, with comparative totals for 2002. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations:

	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	No Fixed Maturity	Total
	(in thousands)
Investment securities:
U.S. Treasury securities	$2,279	$5,518	$—	$—	$—	$7,797
U.S. government agency obligations	42,486	418,582	36,505	—	—	497,573
Mortgage-backed securities (1)	114,886	291,841	124,340	5,966	—	537,033
Corporate bonds and notes	50,065	436,473	33,352	—	—	519,890
Other debt securities	513	1,495	70	59	—	2,137
Marketable equity securities	—	—	—	—	3	3

Total investment securities	$210,229	$1,153,909	$194,267	$6,025	$3	$1,564,433

Comparative totals for 2002	$162,347	$1,027,560	$248,916	$14,035	$—	$1,452,858

(1)	Maturities of mortgage-backed securities are based on contractual payments and estimated mortgage loan prepayments.

The following table shows the maturity distribution of the fair value of the Company’s investment securities at December 31, 2003, with comparative totals for 2002. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations:

	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	No Fixed Maturity	Total
	(in thousands)
INVESTMENT SECURITIES:
U.S. Treasury securities	$2,291	$5,582	$—	$—	$—	$7,873
U.S. government agency obligations	42,724	418,871	36,735	—	—	498,330
Mortgage-backed securities (1)	115,044	292,240	124,510	5,974	—	537,768
Corporate bonds and notes	50,964	457,515	33,504	—	—	541,983
Other debt securities	513	1,552	70	59	—	$2,194
Marketable equity securities	—	—	—	—	3	3

Total investment securities	$211,536	$1,175,760	$194,819	$6,033	$3	$1,588,151

Comparative totals for 2002	$165,205	$1,062,247	$255,252	$14,407	$—	$1,497,111

(1)	Maturities of mortgage-backed securities are based on contractual repayments and estimated mortgage loan prepayments.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporarily Impaired Investment Securities

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Investment Securities
U.S. Treasury securities	$2,252	$(3)	$—	$—	$2,252	$(3)
U.S. government agency obligations	147,381	(2,859)	—	—	147,381	(2,859)
Mortgage-backed securities	324,959	(5,544)	—	—	324,959	(5,544)
Corporate bonds and notes	45,700	(106)	—	—	45,700	(106)
Other debt securities	—	—	—	—	—	—

Total temporarily impaired securities	$520,292	$(8,512)	$—	$—	$520,292	$(8,512)

Note 5 LOANS

Major classifications of loans at December 31, 2003 and 2002 are as follows:

	2003	2002
	(in thousands)
Commercial	$658,615	$568,224
Municipal	87,080	77,820
Real estate:
Residential
1-4 family	700,671	561,330
Multi-family	176,478	96,494
Home equity	270,959	203,882
Commercial	1,430,945	1,103,897
Construction	140,801	85,512

Total real estate	2,719,854	2,051,115
Consumer	238,982	222,547
Lease financing	20,153	54,157

Total gross loans	3,724,684	2,973,863
Allowance for loan losses	(57,464)	(48,197)

Net loans	$3,667,220	$2,925,666

Loans held for sale	$25,262	$94,874

Lease financing receivable includes the estimated residual value of leased vehicles of approximately $16,070,000 and $40,131,000 at December 31, 2003 and 2002, respectively, and is net of unearned interest income of approximately $1,654,000 and $5,646,000 at those dates.

The Company’s lending activities are conducted primarily in Vermont, New Hampshire, Massachusetts and Maine, with additional activity relating to nearby trading areas in New York and Connecticut. The Banks make single-family and multi-family residential loans, commercial real estate loans, commercial loans, a variety of consumer loans and municipal loans. In addition, the Banks make loans for the construction of residential homes, multi-family and commercial properties, and for land development.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the allowance for loan losses are summarized as follows:

	2003	2002	2001
	(in thousands)
Balance at beginning of year	$48,197	$45,268	$40,255
Allowance acquired through acquisitions	7,936	2,972	4,083
Provision for loan losses	7,175	8,331	8,041
Loan recoveries	4,194	3,193	3,348
Loans charged off	(10,038)	(11,567)	(10,459)

Balance at end of year	$57,464	$48,197	$45,268

The principal amount of loans on nonaccrual status was $14,331,000 and $14,576,000 at December 31, 2003 and 2002, respectively. Loans whose terms have been substantially modified in troubled debt restructurings were $0 at December 31, 2003 and $225,000 at December 31, 2002. At December 31, 2003, the Banks were not committed to lend any additional funds to borrowers with loans whose terms have been restructured.

The amount of interest which was not earned but which would have been earned had nonaccrual loans performed in accordance with their original terms and conditions was as follows:

	2003	2002	2001
	(in thousands)
Interest income in accordance with original loan terms	$1,937	$1,872	$1,375
Interest income recognized	1,497	730	535

Reduction in interest income	$440	$1,142	$840

Information regarding loans that were considered to be impaired under SFAS 114 is as follows:

	December 31,
	2003	2002	2001
	(in thousands)
Investment in impaired loans	$9,863	$9,060	$7,177
Impaired loans with no specific reserve	4,197	5,517	1,562
Impaired loans with a specific reserve	5,666	3,543	5,615
Specific reserve for impaired loans	1,725	2,290	1,900
Average investment in impaired loans during the year	10,130	8,365	7,415
Cash-basis interest income recognized during the year	2	27	90
Accrual-basis interest income recognized during the year	14	56	86

Residential mortgage loans serviced for others, which are not reflected in the consolidated balance sheets, totaled approximately $2.314 billion and $1.837 billion at December 31, 2003 and 2002, respectively. No recourse provisions exist in connection with such servicing.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table is a summary of activity for mortgage servicing rights purchased and originated for the three years ended December 31, 2003:

	Purchased	Originated	Total
	(in thousands)
Balance at December 31, 2000	$3,626	$10,543	$14,169
Additions	—	4,080	4,080
Amortization	(575)	(1,654)	(2,229)

Balance at December 31, 2001	3,051	12,969	16,020
Additions	—	4,440	4,440
Amortization	(728)	(2,777)	(3,505)
Provision for impairment	(1,341)	(7,123)	(8,464)

Balance at December 31, 2002	982	7,509	8,491
MSR’s obtained in Granite acquisition	—	1,480	1,480
Additions	—	7,839	7,839
Amortization	(1,279)	(9,998)	(11,277)
Provision for impairment	—	—	—
Recovery of impairment	921	4,811	5,732

Balance at December 31, 2003	$624	$11,641	$12,265

SFAS 140 requires enterprises to measure the impairment of servicing assets based on the difference between the carrying amount of the servicing rights and their current fair value. Fair value is measured as the discounted cash flow of future servicing income expected to be received based upon market conditions at the time the estimate is made. Significant assumptions made by management at December 31, 2003 include discount rate (9%), weighted average prepayment speed (348 PSA/20.9 CPR), weighted average servicing fee (25.90 basis points) and net cost to service loans ($18/loan).

The Company stratifies its servicing portfolio based upon interest rate (in increments of 50 basis points) and original loan term (primarily 15 and 30 year). The estimated market value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds, and discount rates.

At December 31, 2003 and 2002 the impairment valuation allowance was $2,732,000 and $8,464,000 respectively.

Note 6 PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2003 and 2002 are summarized as follows:

	2003	2002	Estimated Original Useful Lives
	(in thousands)
Land	$11,667	$8,664	—
Buildings and improvements	55,565	32,104	25-50 years
Leasehold improvements	12,762	21,384	2-50 years
Furniture and equipment	49,783	37,898	3-15 years
Construction in progress	9,381	1,506	—

Premises and equipment, gross	139,158	101,556
Accumulated depreciation and amortization	(63,979)	(44,482)

Premises and equipment, net	$75,179	$57,074

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total depreciation expense amounted to approximately $8,362,000, $7,428,000 and $6,130,000 in 2003, 2002 and 2001.

The Company is obligated under various noncancelable operating leases for premises and equipment expiring in various years through the year 2021. Total lease expense, net of income from subleases, amounted to approximately $4,480,000, $4,056,000 and $3,646,000 in 2003, 2002, and 2001, respectively.

Future minimum rental commitments for noncancelable operating leases on premises and equipment with initial or remaining terms of one year or more at December 31, 2003 are as follows:

Year	Lease Obligations
(in thousands)
2004	$4,765
2005	4,258
2006	3,405
2007	2,697
2008	1,439
Thereafter	3,117

Total minimum lease payments	$19,681

Note 7 BORROWINGS

Borrowings at December 31, 2003 and 2002 consisted of the following:

	2003	2002
	(in thousands)
Federal funds purchased, rate at 12/31/03 of 0.94% and 12/31/02 of 1.16%	$4,652	$7,254
Securities sold under agreements to repurchase:
Customer Repurchase agreements	78,980	—
Due through June 10, 2003, weighted average rate of 2.48%	—	20,243
Due through December 12, 2003, weighted average rate of 3.05%	—	23,995
U.S. Treasury borrowings, 0.99% in 2002, due on demand	—	875
Note Payable, 4.12% in 2003 and 4.67% in 2002, due January 1, 2015	261	251
FHLB Advances:
Maturing February 27, 2003 @ 5.77%	—	11,925
Maturing December 8, 2003 @ 3.06%	—	27,000
Maturing June 07, 2004 @ 3.45%	—	40,000
Maturing June 06, 2005 @ 4.14%	—	20,000
Maturing December 27, 2010 @ 4.80%,	20,000	20,000
Maturing February 7, 2011 @ 4.58%	5,208	—
Maturing February 7, 2011 @ 4.82%	5,282	—
Maturing March 28, 2011 @ 3.99%	10,036	—
Maturing April 19, 2011 @ 3.50%	1,507	1,551
Maturing May 9, 2011 @ 4.47%	5,165
Maturing August 1, 2011 @ 5.00%	560	560
Maturing August 12, 2011 @ 4.55%	10,373	—
Maturing January 17, 2012 @ 3.95%	19,910	—
Maturing December 29, 2023 @ 0.13%	500	—

Total Borrowings	$162,434	$173,654

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-term borrowings, securities sold under agreements to repurchase and U.S. treasury borrowings are collateralized by U.S. Treasury and agency securities, mortgage-backed securities and corporate notes or bonds. These assets had a carrying value and a market value of $89,727,000 and $89,038,000 respectively, at December 31, 2003, and $47,460,000 and $48,573,000, respectively, at December 31, 2002. The borrowings from the Federal Home Loan Bank of Boston are secured by residential mortgage loans held in the Company’s loan portfolio. Federal funds purchased and the note payable are unsecured.

The following information relates to securities sold under agreements to repurchase:

	2003	2002	2001
	(in thousands)
Average balance outstanding during the year	$97,508	$29,947	$10,000
Average interest rate during the year	1.42%	3.95%	9.20%
Maximum amount outstanding at any month-end	$123,131	$54,238	$10,000

The following information relates to U.S. Treasury borrowings:

	2003	2002	2001
	(in thousands)
Average balance outstanding during the year	$435	$555	$4,672
Average interest rate during the year.	0.93%	1.40%	4.81%
Maximum amount outstanding at any month-end	$875	$915	$20,664

The following information relates to FHLB borrowings:

	2003	2002	2001
	(in thousands)
Average balance outstanding during the year	$177,494	$83,870	$37,468
Average interest rate during the year	3.81%	4.21%	5.26%
Maximum amount outstanding at any month-end	$272,644	$121,057	$40,063

On May 21, 2002, a wholly-owned subsidiary of the Company, Chittenden Capital Trust I, issued $125 million of 8% trust preferred securities (“Securities”) to the public and invested the proceeds from this offering in an equivalent amount of junior subordinated debentures issued by the Company. These debentures are the sole asset of the trust subsidiary. The proceeds from the offering, which was net of $4.5 million of issuance costs, were used as the cash consideration in the GB acquisition. The Securities pay interest quarterly, are mandatorily redeemable on July 1, 2032 and may be redeemed by the Trust at par any time on or after July 1, 2007. The Company has fully and unconditionally guaranteed the Securities issued by the Chittenden Capital Trust I.

Concurrent with the issuance of these securities, the Company entered into interest rate swap agreements with two counterparties, in which the Company will receive 8% fixed on the notional amount of $125 million, while paying the counterparties a variable rate based on the three month LIBOR (London Interbank Offered Rate), plus approximately 122 basis points.

The following information relates to Trust Preferred Securities borrowings:

	2003	2002	2001
	(in thousands)
Average balance outstanding during the year	$125,000	$77,055	—
Average effective interest rate during the year (net of interest rate swaps)	2.48%	3.11%	—
Maximum amount outstanding at any month-end	$125,000	$125,000	—

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8 INCOME TAXES

Income tax expense consists of the following:

	2003	2002	2001
	(in thousands)
Current payable
Federal	$41,260	$40,369	$20,600
State	6,874	3,776	3,328

	48,134	44,145	23,928
Deferred (prepaid)
Federal	(5,471)	(9,811)	7,851
State	(914)	(179)	(43)

	(6,385)	(9,990)	7,808

Income tax expense	$41,749	$34,155	$31,736

Current income taxes receivable, included in other assets, were $2,298,563 and $238,786 at December 31, 2003 and 2002, respectively. The State of Vermont assesses a franchise tax for banks in lieu of a bank income tax. The franchise tax, assessed based on deposits, amounted to approximately $2,757,000, $2,694,000, and $2,592,000 in 2003, 2002, and 2001, respectively. These amounts are included in income tax expense in the accompanying consolidated statements of income. The Company is also taxed on income in the other states in which it operates.

The following is a reconciliation of the provision for Federal income taxes, calculated at the statutory rate, to the recorded income tax expense:

	2003	2002	2001
	(in thousands)
Computed tax at statutory Federal rate of 35%	$40,792	$34,230	$31,583
Increase (decrease) in taxes from:
Amortization of intangible assets	98	98	709
Tax-exempt interest, net	(825)	(970)	(1,275)
Dividends received deduction	(25)	(86)	(208)
State taxes, net of Federal tax benefit	3,874	2,338	2,135
Tax credits	(1,562)	(1,555)	(1,282)
Other, net	(603)	100	74

Total	$41,749	$34,155	$31,736

Effective income tax rate	35.8%	34.9%	35.2%

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net deferred tax liability at December 31, 2003 and 2002 are as follows:

	2003	2002
	(in thousands)
Allowance for loan losses	$22,829	$17,932
Deferred compensation and pension	6,653	5,305
Depreciation	(392)	(2,461)
Accrued liabilities	565	3,192
Unrealized (gain) loss on securities available for sale	(10,298)	(15,848)
Basis differences, purchase accounting	(4,268)	(374)
Core deposit intangible	(6,392)	(2,617)
Lease financing	(6,408)	(15,393)
Mortgage servicing	(3,434)	(2,620)
Other	(3,328)	(3,528)

	$(4,473)	$(16,412)

Note 9 STOCKHOLDERS’ EQUITY

Treasury Stock

The Company periodically repurchased its own stock under a share repurchase program authorized by the Board of Directors on January 19, 2000, which expired on December 31, 2003. The Company repurchased no shares in 2003, 331,800 shares at a cost of $9.9 million during 2002, and 666,000 shares at a cost of $16.5 million in 2001. Over the four-year period the program was outstanding, the Company repurchased 4,122,800 shares at a cost of $92.9 million.

Dividends

Dividends paid by the Banks are the primary source of funds available to the Company for payment of dividends to its stockholders and for other corporate needs. Applicable federal and state statutes, regulations, and guidelines impose restrictions on the amount of dividends that may be declared by the Banks. The Company paid dividends of $28,301,000, $25,379,000 and $24,661,000 during 2003, 2002, and 2001, respectively. These amounts represented $0.80, $0.79, and $0.76 per share.

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

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings Per Share

The following table summarizes the calculation of basic and diluted earnings per share:

	2003	2002	2001
	(in thousands except per share information)
Net income	$74,799	$63,645	$58,501

Weighted average common shares outstanding	35,776	32,106	32,164
Dilutive effect of common stock equivalents	344	389	383

Weighted average common and common equivalent shares outstanding	36,120	32,495	32,547

Basic earnings per share	$2.09	$1.98	$1.82
Dilutive effect of common stock equivalents	(0.02)	(0.02)	(0.02)

Diluted earnings per share	$2.07	$1.96	$1.80

The following table summarizes options that could potentially dilute earnings per share in the future which were not included in the computation of the common stock equivalents because to do so would have been antidilutive:

	2003	2002	2001
Anti-dilutive options	614,663	695,451	569,712
Weighted average exercise price	$31.13	$30.50	$29.37

Comprehensive Income

Comprehensive income is the total of net income and all other non-owner changes in equity. The Company has chosen to display comprehensive income in the Consolidated Statements of Changes in Stockholders’ Equity. The following table summarizes reclassification detail for other comprehensive income for the years ended December 31,:

	2003	2002	2001
	(in thousands)
Unrealized gains (losses) on securities available for sale for period, net of tax	$(1,681)	$26,818	$8,410
Reclassification adjustment for realized (gains) losses arising during period, net of tax	(11,297)	(6,865)	47
Accrued minimum pension liability, net of tax	4,284	(4,284)	—

Total other comprehensive income	$(8,694)	$15,669	$8,457

Note 10 STOCK PLANS

The Company has the following three stock option plans: 2001 Employee Stock Option plan, 1993 Stock Incentive Plan, and the Directors’ Omnibus Long-term Incentive Plan. The Company accounts for these plans in accordance with APB Opinion No. 25, under which no compensation cost for stock options has been recognized, since all options qualify for fixed plan accounting and all options are granted at fair market value, or higher in the case of stepped options.

Under the plans, certain key employees and directors are eligible to receive various types of stock incentives, including options to purchase a specified number of shares of stock at a specified price (including incentive stock options and non-qualified stock options); restricted stock which vests after a specified period of

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

time; and non-employee directors’ stock options to purchase stock at predetermined fixed prices. There were a total of 4,550,659 and 3,550,659 shares at December 31, 2003 and 2002, respectively, available to be issued under the plans and 3,495,894 and 2,720,459 had been issued.

The following tables summarize information regarding the Company’s stock option plans:

	Weighted Average Exercise Price Per Share	Options
December 31, 2000	$21.16	1,186,892
Granted	25.21	599,988
Exercised	15.62	(106,788)
Expired	28.03	(39,677)

December 31, 2001	22.82	1,640,415
Granted	29.08	525,500
Exercised	16.91	(187,540)
Expired	30.68	(19,064)

December 31, 2002	24.98	1,959,311
Granted	27.18	811,000
Exercised	19.97	(294,571)
Expired	—	—

December 31, 2003	$26.36	$2,475,740

OPTIONS OUTSTANDING AND EXERCISABLE

December 31, 2003

	Options Outstanding			Options Exercisable
Range of Exercise Prices:	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
$ 6.85 - $23.90	530,352	4.35	$19.82	530,352	$19.82
$24.04 - $25.19	419,967	8.36	$24.92	419,967	$24.92
$25.30 - $27.71	450,008	7.34	$26.62	447,008	$26.62
$27.80 - $28.67	459,500	7.80	$28.57	459,500	$25.57
$28.70 - $31.69	476,779	8.99	$29.64	476,779	$29.64
$31.98 - $45.02	139,134	5.03	$36.24	139,134	$36.24

$ 6.85 - $45.02	2,475,740	7.15	$26.36	2,472,740	$26.36

Note	11 EMPLOYEE BENEFITS

Pension Plan

The Company sponsors two qualified defined benefit pension plans that together cover substantially all of its employees. The Chittenden Pension Account Plan (“Chittenden Plan”) covers substantially all employees other than employees of Granite Bank and GSBI Insurance Group (“GSBI”) who meet minimum age and service requirements and provides benefits based on years of service and compensation earned during those years of service. The Retirement Plan of Granite State Bankshares, Inc. in RSI Retirement Trust (“Granite Plan”) covers

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

substantially all employees of Granite Bank and GSBI who meet minimum age and service requirements and provides benefits based on years of service and final average compensation. Granite Bank and GSBI were acquired by the Company effective February 28, 2003.

Effective December 31, 2003, benefits earned under the Granite Plan were frozen. The Company expects to merge the Granite Plan into the Chittenden Plan in early 2004 once a favorable determination letter is received from the IRS relative to the Granite Plan. Effective January 1, 2004, eligible employees of Granite Bank and GSBI will begin to earn benefits under the Chittenden Plan.

The changes in the benefit obligation for the years ended December 31, 2003 and 2002 are as follows:

	2003	2002
	(in thousands)
Projected benefit obligation at beginning of year	$45,847	$40,126
Service cost	2,817	1,926
Interest cost	3,376	2,903
Plan amendments	(800)	294
Actuarial loss	3,392	2,218
Disbursements	(1,675)	(1,620)
Granite Acquisition	6,956	—

Projected benefit obligation at end of year	$59,913	$45,847

The accumulated benefit obligation for the U.S. pension plans at the end of 2003 and 2002 was $52,676,050 and $40,359,492, respectively.

Weighted-average assumptions used in determining pension obligations for the years ended December 31:

	2003	2002
Discount rate	6.00%	6.50%
Rate of compensation increase	4.50%	4.50%

The changes in the plan assets for the years ended December 31, 2003 and 2002 are as follows:

	2003	2002
	(in thousands)
Fair value of assets at beginning of year	$34,287	$38,138
Actual return on plan assets	6,237	(3,855)
Company contributions	13,277	1,624
Disbursements	(1,675)	(1,620)
Granite Acquisition	5,020	—

Fair value of assets at end of year	$57,146	$34,287

The asset allocation for the Company’s pension plans at December 31, 2002 and 2003, and the target asset allocation for 2004, by asset category are as follows:

Asset Category	2002	2003	Target Asset Allocation 2004
Equity securities	60%	52%	40-65%
Debt securities	35%	25%	30-55%
Cash	5%	23%	0-20%

Total	100%	100%

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Chittenden uses a measurement date of September 30 for its pension plans. The cash positions shown in the actual allocation are due to significant contributions made just prior to the measurement date, which at the time had not yet been allocated into other asset categories.

The Company’s investment policy seeks to achieve long-term capital growth to enable the plan to meet its future benefit obligations to participants and to maintain liquidity sufficient to cover plan distributions without exposing the Company to undue investment risk. The Retirement Plan Committee is responsible for overseeing the investment performance of the plan, including evaluating the performance of the investment managers. The Committee is also responsible for periodically reviewing the plan’s investment objectives and guidelines to ensure they remain appropriate. Current guidelines specify generally that 30-55% of plan assets be invested in corporate bonds and other fixed income securities and 40-65% of plan assets be invested in equity securities.

The funded status of the plans, reconciled to the amount on the statement of financial position, follows:

	2003	2002
	(in thousands)
Funded status	$(2,766)	$(11,559)
Prior service cost not yet recognized in net periodic pension cost	(3,396)	(3,186)
Unrecognized net transition asset amortized over participants’ service	(111)	(240)
Unrecognized net loss from actual experience versus assumptions	16,255	15,556

Accrued pension cost included in accrued expenses and other liabilities	$9,982	$571

	2003	2002
	(in thousands)
Prepaid benefit cost	$12,159	$571
Accrued benefit cost	(2,177)	(6,642)
Accumulated other comprehensive income	—	6,642

Net amount recognized	$9,982	$571

At the end of 2003 and 2002 the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets were as follows:

	Accumulated Benefit Obligation exceeds the Fair Value of Plan Assets
	2003	2002
Projected benefit obligation	$7,000	$45,847
Accumulated benefit obligation	7,000	40,359
Fair value of plan assets	5,731	34,287

Amounts disclosed in the above table reflect the Chittenden Plan in 2002 and the Granite Plan in 2003. The Chittenden plan is not reflected in the 2003 amounts due to the contribution made during the year which led to the present value of the plan assets to exceed the accumulated benefit obligation at September 30, 2003.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employer contributions for the years ended December 31, 2002 and 2003, and expected contributions for 2004 are as follows:

	2002	2003	Projected 2004
Employer contribution	$1,624	$13,277	$—
Benefit disbursements	1,620	1,675	N/A

No minimum required contribution is expected for 2004. Due to recent contributions made in excess of the minimum required amounts, the Company does not anticipate a required contribution during 2004. However, it is possible that the Company, if appropriate to its tax and cash position, will make a voluntary contribution during 2004 to respond to changes in pension funding legislation and/or to further improve the plan’s funded status.

Net pension expense components included in employee benefits in the consolidated statements of income are as follows:

	December 31,
	2003	2002	2001
	(in thousands)
Service cost	$2,817	$1,926	$1,679
Interest cost	3,376	2,903	2,905
Expected return on plan assets	(3,544)	(3,970)	(4,141)

Net amortization:
Prior service cost	(590)	(618)	(622)
Net actuarial loss/(gain)	—	—	(145)
Transition amount	(129)	(129)	(128)

Total amortization	(719)	(747)	(895)

Net pension (income) expense	$1,930	$112	$(452)

Weighted-average assumptions used to determine net cost:

	2003	2002
Discount rate	6.50%	6.50%
Expected long term return on plan assets	7.25%	7.25%
Rate of compensation increase	4.50%	4.50%

Based on representative allocation within the target asset allocation described above, management expects an annual long-term return for its portfolio of 7.25%. In formulating this assumed long-term rate of return, the Company considered historical returns by asset category and expectations for future returns by asset category based, in part, on simulated capital market performance over the next 15 years. Resulting expected returns by asset category have been weighted based on the target asset allocation to produce the weighted average assumption of 7.25%.

Amounts resulting from changes in actuarial assumptions used to measure the Company’s benefit obligations are not recognized as they occur, but are amortized systematically over subsequent periods.

CTC has supplemental pension arrangements with certain retired employees. The liability, included in accrued expenses and other liabilities, related to such arrangements was $1,677,000 and $1,889,000 at December 31, 2003 and 2002, respectively.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has established a supplemental executive retirement plan (SERP) for members of the executive management group. This unfunded plan is intended to cover only those benefits excluded from coverage under the Company’s qualified defined benefit pension plan as a result of IRS regulations. The design elements of this SERP mirror those of the Company’s qualified plan. In addition to the SERP, the Company has a separate arrangement with its Chief Executive Officer under which contributions are accrued based upon the Company’s return on equity (ROE). A ROE of 10% is the minimum threshold at which any contribution will be made. Benefits are payable upon attaining the age of 55, except in the event of death or disability. The liability related to the SERPs, included in accrued expenses and other liabilities was $3,771,000 and $3,157,000 at December 31, 2003 and 2002 respectively. Expenses related to this plan were $614,000, $577,000 and $483,000 in 2003, 2002 and 2001, respectively.

Other Benefit Plans

The Company has an incentive savings and profit sharing plan to provide eligible employees with a means to invest a portion of their earnings for retirement. Eligible employees of the Company may contribute, by salary reductions, up to 6% of their compensation as a basic employee contribution and may contribute up to an additional 10% of their compensation as a supplemental employee contribution. Investment in the Company’s common stock is one of the investment options available to employees; however, there are no restrictions on transfers or required holding periods.

The Company made an incentive savings contribution in an amount equal to 35% of each employee’s basic contribution in 2003, 2002 and 2001, of $1,184,000, $1,202,000, and $1,005,000, respectively, which was charged to benefit expense. The Company may also make an additional matching contribution to the incentive savings and profit sharing plan based on the extent to which the annual corporate profitability goals established by the Board of Directors are met. Benefit expense related to the additional matching contribution totaled $761,000, $643,000, and $501,000, in 2003, 2002, and 2001, respectively. In 2003, 2002, and 2001, 132,796, 94,891, and 60,477 shares, respectively, of the Company’s common stock were purchased through the incentive savings and profit sharing plan.

The Company has established a supplemental executive savings plan. This plan is intended to cover only those benefits excluded from coverage under the Corporation’s qualified incentive savings and profit sharing plan as a result of IRS regulations. Any contributions under this supplemental plan, when combined with the regular pre-tax contributions shall not exceed 16% of the individual’s earnings. Benefit expense related to this plan was $29,000, $29,000 and $33,000 in 2003, 2002 and 2001, respectively.

The Company also has an Executive Management Incentive Compensation Plan. Executives at defined levels of responsibility are eligible to participate in the plan. Incentive award payments are determined on the basis of corporate profitability and individual performance, with incentive awards ranging from zero to 100% of annual compensation. Expenses for this plan totaled $2,169,000, $2,155,000 and $1,144,000 in 2003, 2002, and 2001, respectively.

The Company has a Directors’ Deferred Compensation Plan. Under the plan, Directors may defer fees and retainers that would otherwise be payable currently. Deferrals may be made to an uninsured interest bearing account or an account recorded in equivalents of the Company’s common stock. Directors are required to defer 50% of their compensation (and may defer as much as 100%) in the equivalent of the Company’s common stock. Expenses for this plan totaled $879,000, $713,000, and $787,000 for 2003, 2002, and 2001, respectively. Based on these elections, shares which could be issued under the plan, totaled 335,400 at December 31, 2003.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12 FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, to meet the financing needs of their customers and to reduce their own exposure to fluctuations in interest rates, the Banks are parties to financial instruments with off-balance sheet risk, held for purposes other than trading. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Banks’ exposure to credit loss in the event of nonperformance by the other party to the financial instrument, for loan commitments and standby letters of credit, is represented by the contractual amount of those instruments, assuming that the amounts are fully advanced and that collateral or other security is of no value. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet loans. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

Financial instruments whose contractual amounts represent off-balance sheet risk at December 31, 2003 and 2002 are as follows:

	2003	2002
	(in thousands)
Loans and Other Commitments
Commitments to originate loans	$131,610	$181,344
Unused home equity lines of credit	292,823	220,289
Unused portions of credit card lines	37,554	32,917
Unadvanced portions of construction loans	192,826	153,160
Equity investment commitments to limited partnerships	8,769	9,314

Standby Letters of Credit
Notional amount of standby letters of credit fully collateralized by cash	65,051	45,909
Notional amount of other standby letters of credit	40,812	47,599
Liability associated with letters of credit recorded on balance sheet	290	—

Note 13 COMMITMENTS AND CONTINGENCIES

As nonmembers of the Federal Reserve System, the Banks are required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement, included in cash and cash equivalents, was $10,592,000 and $11,647,000 at December 31, 2003 and 2002, respectively.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has entered into severance agreements with the Chief Executive Officer and several members of senior management. These agreements are triggered by a change of control under certain circumstances. Payments are equal to 2.99 times annual salary for the Chief Executive Officer and from 1 to 2 times annual salary for the individual participating members of senior management.

Various legal claims against the Company arising in the normal course of business were outstanding at December 31, 2003. Management, after reviewing these claims with legal counsel, is of the opinion that the resolution of these claims will not have a material effect on the financial condition or results of operations of the Company.

Note 14 OTHER NONINTEREST EXPENSE

The components of other noninterest expense for the years presented are as follows:

	2003	2002	2001
	(in thousands)
Legal and professional	1,569	854	1,320
Marketing	3,282	2,942	2,746
Software and supplies	7,288	4,924	4,884
Net OREO and collection expenses	(129)	(293)	86
Telephone	3,210	3,071	2,799
Postage	3,009	2,561	2,338
Other	18,776	17,131	14,599

	$37,005	$31,190	$28,772

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

Loans

Fair values are estimated for portfolios of loans with similar financial and credit characteristics. The loan portfolio was evaluated in the following segments: commercial, municipal, residential real estate, commercial real estate, construction, home equity, lease financing and other consumer loans.

The fair value of performing commercial and real estate loans is estimated by discounting cash flows through the estimated maturity using discount rates that reflect the expected maturity, credit and interest rate risk inherent in such loans. The fair value of nonperforming commercial and real estate loans is estimated using historical net charge-off experience applied to the nonperforming balances. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources. The fair value of municipal loans is estimated to be equal to

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amortized cost since most of these loans mature within six months. The fair value of home equity, lease financing and other consumer loans is estimated based on secondary market prices for asset-backed securities with similar characteristics.

Mortgage Servicing Rights

The fair value is estimated by discounting the future cash flows through the estimated maturity of the underlying mortgage loans.

Deposits

The fair value of deposits with no stated maturity, is equal to the amount payable on demand, that is, the carrying amount. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate used is based on the estimated rates currently offered for deposits of similar remaining maturities.

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

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$174,939	$174,939	$192,142	$192,142
Securities available for sale	1,588,151	1,588,151	1,497,111	1,497,111
FHLB stock	20,753	20,753	17,030	17,030
Loans, net	3,667,220	3,682,159	2,925,666	2,961,324
Loans held for sale	25,262	25,262	94,874	94,874
Mortgage servicing rights	12,265	18,015	8,491	8,491
Financial liabilities:
Deposits:
Demand	898,920	898,920	684,077	684,077
Savings	517,789	517,789	400,616	400,616
NOW	899,018	899,018	578,272	578,272
Money markets & cash management	1,604,138	1,604,138	1,540,267	1,540,267
Certificates of deposit less than $100,000 and other time deposits	789,066	797,365	691,467	698,822
Certificates of deposit $100,000 and over	260,960	262,454	231,393	233,023
Borrowings	162,434	163,940	173,654	178,046
Commitments	290	827	—	867

Note 16 PARENT COMPANY FINANCIAL STATEMENTS

Chittenden Corporation (Parent Company Only)

BALANCE SHEETS	December 31,
	2003	2002
	(in thousands)
Assets
Cash and cash equivalents	$34,342	$95,322
Investment in subsidiaries	682,694	453,171
Other assets	17,483	3,408

Total assets	$734,519	$551,901

Liabilities and stockholders’ equity
Liabilities:
Accrued expenses and other liabilities	29,568	5,793
Subordinated debentures supporting mandatory redeemable trust securities	125,000	127,316

Total liabilities	154,568	133,109

Total stockholders’ equity	579,951	418,792

Total liabilities and stockholders’ equity	$734,519	$551,901

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STATEMENTS OF INCOME	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Operating income:
Dividends from bank subsidiaries	$78,350	$53,700	$88,900
Interest income	607	597	168
Other operating income	—	—	7

Total operating income	78,957	54,297	89,075

Operating expense:
Interest expense	2,795	2,203	—
Other operating expense	3,823	1,388	1,384

Total expense	6,618	3,591	1,384

Income before income taxes and equity in undistributed earnings of subsidiaries	72,339	50,706	87,691
Income tax benefit	2,301	1,143	381

Income before equity in undistributed earnings of subsidiaries	74,640	51,849	88,072
Equity in undistributed earnings of subsidiaries	159	11,796	(29,571)

Net income	$74,799	$63,645	$58,501

STATEMENTS OF CASH FLOWS	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Cash flows from operating activities:
Net income	$74,799	$63,645	$58,501
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of bank subsidiaries	(159)	(11,796)	29,571
Decrease in other assets	2,438	2,647	206
Increase in accrued expenses and other liabilities	7,159	8,691	622

Net cash provided by operating activities	84,237	63,187	88,900

Cash flows from investing activities:
Investments in and advanced to subsidiaries	(122,998)	(69,249)	(47,452)
Proceeds from the sale of securities	—	—	250

Net cash used in investing activities	(122,998)	(69,249)	(47,202)

Cash flows from financing activities:
Proceeds from subordinated debentures of trust subsidiary	—	120,321	—
Proceeds from issuance of treasury and common stock	6,082	3,233	1,531
Dividends paid on common stock	(28,301)	(25,379)	(24,661)
Repurchase of common stock	—	(9,904)	(16,473)

Net cash provided by (used in) financing activities	(22,219)	88,271	(39,603)

Net increase (decrease) in cash and cash equivalents	(60,980)	82,209	2,095
Cash and cash equivalents at beginning of year	95,322	13,113	11,018

Cash and cash equivalents at end of year	$34,342	$95,322	$13,113

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the tables below) of total and Tier I capital (as defined in the regulation) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2003, that the Company and the Banks meet all capital adequacy requirements.

As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company and the Banks as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as adequately or well capitalized, the Company and the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the tables below.

The Company’s and the Banks’ actual capital amounts (dollars in thousands) and ratios are presented in the following tables:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003
Total Capital (to Risk Weighted Assets):
Consolidated	$501,137	11.32%	354,130	8.00%	442,662	10.00%
Chittenden Trust Company	233,991	10.42	179,593	8.00	222,491	10.00
Bank of Western Massachusetts	49,495	10.40	38,070	8.00	47,600	10.00
Flagship Bank and Trust	39,781	10.73	29,670	8.00	37,087	10.00
Maine Bank & Trust	29,581	10.90	21,715	8.00	27,144	10.00
Ocean National Bank	52,566	10.82	38,868	8.00	48,585	10.00
Granite Bank	75,257	12.49	48,188	8.00	60,234	10.00
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	445,778	10.07	177,065	4.00	265,597	6.00
Chittenden Trust Company	206,464	9.20	88,797	4.00	134,695	6.00
Bank of Western Massachusetts	43,532	9.15	19,040	4.00	28,560	6.00
Flagship Bank and Trust	35,140	9.47	14,835	4.00	22,252	6.00
Maine Bank & Trust	26,184	9.65	10,858	4.00	16,286	6.00
Ocean National Bank	46,488	9.57	19,434	4.00	29,151	6.00
Granite Bank	67,726	11.24	24,094	4.00	36,141	6.00
Tier 1 Capital (to Average Assets):
Consolidated	445,778	7.79	228,836	4.00	286,045	5.00
Chittenden Trust Company	206,464	6.91	119,523	4.00	149,404	5.00
Bank of Western Massachusetts	43,532	8.16	21,344	4.00	26,680	5.00
Flagship Bank and Trust	35,140	7.12	19,754	4.00	24,692	5.00
Maine Bank & Trust	26,184	9.62	10,882	4.00	13,602	5.00
Ocean National Bank	46,488	8.30	22,397	4.00	27,996	5.00
Granite Bank	67,726	7.54	35,916	4.00	44,895	5.00

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2002:
Total Capital (to Risk Weighted Assets):
Consolidated	$491,090	13.50%	$291,037	8.00%	$363,796	10.00%
Chittenden Trust Company	241,035	11.01	175,068	8.00	218,835	10.00
Bank of Western Massachusetts	45,829	10.64	34,461	8.00	43,076	10.00
Flagship Bank and Trust	37,723	10.97	27,500	8.00	34,375	10.00
Maine Bank & Trust	25,364	10.57	19,196	8.00	23,995	10.00
Ocean National Bank	50,409	11.39	35,419	8.00	44,274	10.00
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	445,581	12.25	145,519	4.00	218,278	6.00
Chittenden Trust Company	214,458	9.80	87,534	4.00	131,301	6.00
Bank of Western Massachusetts	40,434	9.39	17,230	4.00	25,845	6.00
Flagship Bank and Trust	33,426	9.72	13,750	4.00	20,625	6.00
Maine Bank & Trust	22,345	9.31	9,598	4.00	14,397	6.00
Ocean National Bank	44,863	10.13	17,710	4.00	26,564	6.00
Tier 1 Capital (to Average Assets):
Consolidated	445,581	9.28	192,169	4.00	240,211	5.00
Chittenden Trust Company	214,458	7.13	120,339	4.00	150,424	5.00
Bank of Western Massachusetts	40,434	7.94	20,362	4.00	25,453	5.00
Flagship Bank and Trust	33,426	7.06	18,949	4.00	23,686	5.00
Maine Bank & Trust	22,345	8.87	10,076	4.00	12,595	5.00
Ocean National Bank	44,863	7.68	23,367	4.00	29,208	5.00

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

The Company has identified Commercial Banking as its reportable operating business segment based on the fact that the results of operations are viewed as a single strategic unit by the chief operating decision-maker. The Commercial Banking segment is comprised of the six Commercial Banking subsidiaries and CCC, which provide similar products and services, have similar distribution methods, types of customers and regulatory responsibilities. Commercial Banking derives its revenue from a wide range of banking services, including lending activities, acceptance of demand, savings and time deposits, business services, trust and investment management, brokerage services, mortgage banking, and loan servicing for investor portfolios.

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

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies. The consolidation adjustments reflect certain eliminations of inter-segment revenue, cash and Parent Company investments in subsidiaries.

The following tables present the results of the Company’s reportable operating business segments as of December 31, 2003, 2002 and 2001:

	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Year Ended December 31, 2003
Net interest revenue (1)	$221,353	$(3,290)	$—	$218,063
Non interest income:
Investment management income	15,956	—	—	15,956
Service charges on deposits	18,396	—	—	18,396
Mortgage servicing	281	—	—	281
Gains on sales of loans, net	21,765	—	—	21,765
Gains (losses) on sales of securities	17,380	—	—	17,380
Loss on prepayment of borrowings	(3,070)	—	—	(3,070)
Credit card income, net	4,079	—	—	4,079
Insurance commissions, net		6,870	(184)	6,686
Retail investment services	4,621	—	—	4,621
Other non-interest income	10,957	(20)	—	10,937

Total non-interest income	90,365	6,850	(184)	97,031

Total income	311,718	3,560	(184)	315,094
Provision for loan losses	7,175	—	—	7,175
Depreciation and amortization expense	11,027	82	—	11,109
Salaries and employee benefits	95,995	14,014	—	110,009
Other non-interest expense	76,107	(5,670)	(184)	70,253

Total non-interest expense	183,129	8,426	(184)	191,371

Income (loss) before income taxes	121,414	(4,866)	—	116,548
Income tax expense (benefit)	43,015	(1,266)	—	41,749

Net income (loss)	$78,399	$(3,600)	—	$74,799

End of period assets	$5,917,806	$880,403	$(897,565)	$5,900,644
End of period loans, net	3,667,220	—	—	3,667,220
End of period deposits	5,004,303	—	(34,412)	4,969,891
Expenditures for long-lived assets	13,090	53	—	13,143

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Year Ended December 31, 2002
Net interest revenue (1)	$194,158	$(1,543)	$—	$192,615

Non interest income:
Investment management income	15,601	—	—	15,601
Service charges on deposits	16,026	—	—	16,026
Mortgage servicing	(6,442)	—	—	(6,442)
Gains on sales of loans, net	10,068	—	—	10,068
Credit card income, net	3,656	—	—	3,656
Insurance commissions, net	—	3,816	(83)	3,733
Other non-interest income	22,416	2	—	22,418

Total non-interest income	61,325	3,818	(83)	65,060

Total income	255,483	2,275	(83)	257,675
Provision for loan losses	8,331	—	—	8,331
Depreciation and amortization expense	8,631	75	—	8,706
Salaries and employee benefits	86,112	1,961	—	88,073
Other non-interest expense	52,724	2,041	—	54,765

Total non-interest expense	147,467	4,077	—	151,544

Income (loss) before income taxes	99,685	(1,802)	(83)	97,800
Income tax expense (benefit)	34,025	130	—	34,155

Net income (loss)	$65,660	$(1,932)	$(83)	$63,645

End of period assets	$4,909,890	$675,853	$(665,199)	$4,920,544
End of period loans, net	2,925,666	—	—	2,925,666
End of period deposits	4,221,455	—	(95,363)	4,126,092
Expenditures for long-lived assets	5,427	37	—	5,464

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Year Ended December 31, 2001
Net interest revenue (1)	$170,025	$280	$—	$170,305
Non interest income:
Investment management income	15,722	—	—	15,722
Service charges on deposits	14,294	—	—	14,294
Mortgage servicing	3,564	—	—	3,564
Gains on sales loans, net	11,207	—	—	11,207
Credit card income, net	3,964	—	—	3,964
Insurance commissions, net	—	3,466	(75)	3,391
Other non-interest income	11,575	16	—	11,591

Total non-interest income	60,326	3,482	(75)	63,733

Total income	230,351	3,762	(75)	234,038
Provision for loan losses	8,041	—	—	8,041
Depreciation and amortization expense	8,708	385	—	9,093
Salaries and employee benefits	73,019	1,831	—	74,851
Other non-interest expense	49,917	1,900	—	51,816

Total non-interest expense	131,644	4,116	—	135,760

Income (loss) before income taxes	90,666	(354)	(75)	90,237
Income tax expense (benefit)	31,770	(34)	—	31,736

Net income (loss)	$58,896	$(320)	$(75)	$58,501

End of period assets	$4,130,079	$385,132	$(361,497)	$4,153,714
End of period loans, net	2,792,909	—	—	2,792,909
End of period deposits	3,683,056	—	(13,210)	3,669,846
Expenditures for long-lived assets	3,457	21	—	3,478

(1)	The Commercial Banking segment derives a majority of its revenue from interest. In addition, management primarily relies on net interest income, not the gross revenue and expense amounts, in managing that segment. Therefore, only the net amount has been disclosed.
(2)	Revenue derived from these non-reportable segments includes insurance commissions from various insurance related products and services, as well as other operations associated with the parent holding company.

Note 19 RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (or VIEs) which addresses consolidation by business enterprises of variable interest entities. FIN 46R expands upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Under previous guidance, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The Interpretation requires a variable interest entity to be consolidated by a company if that company is the “primary beneficiary” of that entity. The primary beneficiary is subject to a majority of the risk of loss from the VIE’s activities, or is entitled to receive a majority of the VIE’s residual returns, or both. The Company has evaluated all of the variable interest entities with which it is associated., Based upon that evaluation, no VIE’s meeting the definition of a primary beneficiary were identified.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Therefore the Company does not expect the adoption of FIN 46R to have a material effect on the Company’s financial position or results of operations.

As part of the Company’s first quarter 2004 adoption of FIN 46R, the Company will no longer consolidate the Trust subsidiary in its financial statements. However, the $125 million of junior subordinated debentures issued by the Company to the Trust will continue to be classified as borrowings on the Company’s balance sheet, and the related interest expense will continue to be so classified in the future. Certain balances between the Company and the Trust, which are currently eliminated in consolidation, will be recognized in the Company’s financial statements. However, management does not expect that the deconsolidation of the Trust subsidiary will have a material impact on the Company’s financial position or results of operations in 2004 or prior years.

REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF CHITTENDEN CORPORATION:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Chittenden Corporation and its subsidiaries at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of the Corporation as of December 31, 2001, and for the year ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated January 11, 2002 (except with respect to a subsequent event as to which the date is February 28, 2002.)

As discussed in Note 3 to the financial statements, on January 1, 2002 the Corporation adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”.) These financial statements have been revised to include the transitional disclosures required by SFAS 142, which were audited by us. In our opinion, the transitional disclosures for 2001 included in Note 3 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Corporation other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

Montpelier, VT

January 16, 2004

REPORT OF INDEPENDENT ACCOUNTANTS

The following report is a copy of a report previously issued by Arthur Andersen LLP. This report has not been reissued by Arthur Andersen LLP and Arthur Andersen LLP did not consent to the use of this report in this Form 10-K.

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF CHITTENDEN CORPORATION:

We have audited the accompanying consolidated balance sheets of Chittenden Corporation and its subsidiaries as of December 31, 2001 and 2000*, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chittenden Corporation and its subsidiaries as of December 31, 2001 and 2000*, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 11, 2002 (except with respect to the matter
Discussed in Note 21**, as to which the date is February 28, 2002)

*	Financial statements for the period ended December 31, 2000 are not presented in the accompanying consolidated financial statements.
**	Note 21 can be found in Chittenden’s 2001 Annual Report on Form 10-K

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

Management maintains a system of internal controls to provide reasonable assurance that the Company’s assets are safeguarded against loss and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in accordance with generally accepted accounting principles generally accepted in the United States of America. These internal controls include the establishment and communication of policies and procedures, the selection and training of qualified personnel and an internal auditing program that evaluates the adequacy and effectiveness of such internal controls, policies and procedures. Management recognizes that even a highly effective internal control system has inherent risks, including the possibility of human error and the circumvention or overriding of controls, and that the effectiveness of an internal control system can change with circumstances. However, management believes that the internal control system provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected on a timely basis and corrected through the normal course of business. As of December 31, 2003, management believes the internal controls were in place and operating effectively.

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

The independent accountants were engaged to perform an independent audit of the consolidated financial statements. They have conducted their audit in accordance with auditing standards generally accepted in the United States of America. An independent audit provides an objective review of management’s responsibility to report operating results and financial condition. Their reports appear on page 81 and 82.

Paul A. Perrault	Kirk W. Walters
President, Chief Executive Officer and	Executive Vice President and
Chair of Board of Directors	Chief Financial Officer

QUARTERLY FINANCIAL DATA (Unaudited)

A summary of quarterly financial data for 2003 and 2002 is presented below:

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
	(in thousands, except per share amounts)
2003
Total interest income	$65,854	$71,219	$67,231	$67,138
Total interest expense	14,906	15,119	12,570	10,784

Net interest income	50,948	56,100	54,661	56,354
Provision for loan losses	2,050	2,050	2,050	1,025
Noninterest income	19,256	29,784	24,998	22,994
Noninterest expense	42,176	54,260	46,858	48,077

Income before income taxes	25,978	29,574	30,751	30,246
Income tax expense	9,387	10,947	10,887	10,528

Net income	$16,591	$18,627	$19,864	$19,718

Basic earnings per share	$0.50	$0.51	$0.54	$0.54
Diluted earnings per share	0.49	0.51	0.54	0.53
Dividends paid per share	0.20	0.20	0.20	0.20

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
	(in thousands, except per share amounts)

2002
Total interest income	$61,240	$65,104	$66,867	$65,808
Total interest expense	16,726	16,767	17,206	15,704

Net interest income	44,514	48,337	49,661	50,104
Provision for loan losses	2,075	1,691	2,315	2,250
Noninterest income	16,160	15,563	13,776	19,561
Noninterest expense	36,046	38,597	37,046	39,855

Income before income taxes	22,553	23,612	24,076	27,560
Income tax expense	7,730	8,297	8,364	9,764

Net income	$14,823	$15,315	$15,712	$17,796

Basic earnings per share	$0.46	$0.48	$0.49	$0.56
Diluted earnings per share	0.46	0.47	0.48	0.55
Dividends paid per share	0.19	0.20	0.20	0.20

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

Effective June 19, 2002, the Audit Committee of the Board of Directors of the Company appointed PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) as the Company’s independent public accountants, replacing Arthur Andersen LLP (“Arthur Andersen”) who was dismissed.

Arthur Andersen’s report on the Company’s consolidated financial statements for the years ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s fiscal year 2001 and the interim period preceding the appointment of PricewaterhouseCoopers, there were no disagreements between the Company and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Arthur Andersen, would have caused it to make a reference to the subject matter of the disagreement(s) in connection with its report.

ITEM 9A CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2003, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the period ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors of the Registrant is included in the Company’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders of Chittenden Corporation at pages 5-8, and is specifically incorporated herein by reference.

At December 31, 2003, the principal officers of the Company with their ages, positions, and years of appointment, were as follows:

NAME	AGE	YEAR APPOINTED	POSITIONS
Paul A. Perrault	52	1990	Chairman, President and Chief Executive Officer

John P. Barnes	48	1990	Executive Vice President

Lawrence W. DeShaw	58	1990	President and Chief Executive Officer of Chittenden Bank

John W. Kelly	54	1990	Executive Vice President and Chief Banking Officer

Kirk W. Walters	48	1996	Executive Vice President, Chief Financial Officer, and Treasurer

F. Sheldon Prentice	53	1985	Senior Vice President, General Counsel, and Secretary

Howard L. Atkinson	59	1996	Chief Auditor

All of the current officers have been principally employed in executive positions with the Company for more than five years.

In accordance with the provisions of the Company’s By-laws, the officers, with the exception of the Secretary, hold office at the pleasure of the Board of Directors. The Secretary is elected annually by the Board of Directors.

AUDIT COMMITTEE FINANCIAL EXPERT

Information regarding the disclosure of the Audit Committee Financial Experts and the independence of such experts are included in the Company’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders of Chittenden Corporation at page 8 and is specifically incorporated herein by reference.

CODE OF ETHICS AND FINANCIAL EXPERT

The Company’s Policy on Ethics and Professional Standards was approved by the Chittenden Board of Directors on September 17, 2003 and is available on www.chittendencorp.com. A copy of the Code of Ethics will be provided to any person without charge upon request to the Secretary of the Company.

ITEM 11 EXECUTIVE COMPENSATION

Information regarding remuneration of the directors and officers of the Company is included in the Company’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders of Chittenden Corporation at page 8 and is specifically incorporated herein by reference.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding the security ownership of directors and director-nominees of the Company, all directors and officers of the Company as a group, and certain beneficial owners of the Company’s common stock, as of January 31, 2004, is included in the Company’s Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders of Chittenden Corporation at pages 2-3, and is specifically incorporated herein by reference.

There are no arrangements known to the registrant that may, at a subsequent date, result in a change of control of the registrant.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and transactions between the Company and its Directors, Director-Nominees, Executive Officers, and family members of these individuals, is included in the Company’s Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders of Chittenden Corporation at page 21, and is specifically incorporated herein by reference.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees paid to the principal auditor, as well as other information regarding its services, is included in the Company’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders of Chittenden Corporation on pages 21 and is incorporated herein by reference.

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)

(1) FINANCIAL STATEMENTS

The financial statements of the Company and its subsidiaries are included in Part II, Item 8 hereof and are incorporated herein by reference.

(2) FINANCIAL STATEMENT SCHEDULES

There are no financial statement schedules required to be included in this report.

(3) EXHIBITS

(a) The following are included as exhibits to this report:

3 (i).1	Amended and restated Articles of Incorporation of the Company, incorporated herein by reference to the Proxy Statement for the 1999 Annual Meeting of Stockholders.

3 (ii).1	By-laws of the Company, as amended and restated as of October 18, 1997 and further amended as of January 21, 2004.

4.	Statement of the Company regarding its Dividend Reinvestment Plan is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.

10.1	Directors’ Deferred Compensation Plan, dated April 1972, as amended May 20, 1992, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.

10.2	Amended and Restated Pension Plan, incorporated herein by reference to the Company’s Annual Report on Form 10-Q for the period ended September 30, 1996.

10.3	Incentive Savings and Profit Sharing Plan, attached to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994, as amended for the year ended December 31, 1995.

10.4	Letter from the Company to Paul A. Perrault, dated July 26, 1990, regarding terms of employment, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.

10.5	The Company’s 1988 Stock Option Plan, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987.

10.6	The Company’s Restricted Stock Plan, incorporated herein by reference to the Company’s Proxy Statement in connection with the 1986 Annual Meeting of Stockholders.

10.7	Executive Management Incentive Compensation Plan (“EMICP”), incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

10.8	Amendment to EMICP to increase cap on awards from 60% to 100% of base salary, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

10.9	The Company’s Stock Incentive Plan, amended and restated February 21, 2001, incorporated herein by reference to the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders.

10.10	Compensation plan of Paul A. Perrault, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

10.11	Supplemental Executive Retirement Plan of Paul A. Perrault incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.12	Supplemental Executive Cash Balance Restoration Plan incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.13	Supplemental Executive Savings Plan, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.14	The Company’s Amended and Restated Directors’ Omnibus Long-Term Incentive Plan incorporated herein by reference to the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders.

14	The Company’s Policy on Ethics and Professional Standards was approved by the Chittenden Board of Directors on September 17, 2003 and is available on www.chittendencorp.com. A copy of the code of ethics will be provided to any person without charge upon request to the Secretary of the Company.

21	List of subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chairman, President and Chief Executive Officer Paul A. Perrault required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer Kirk W. Walters required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman, President and Chief Executive Officer Paul A. Perrault required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer Kirk W. Walters required by Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K

10/16/03	The Company’s quarterly earnings release and attached financial statements, as well as quarterly comparative financial statements were filed under item 5.

10/31/03	The Company’s quarterly slide presentation was furnished pursuant to Regulation FD under item 9.

11/26/03	A press release announcing Chittenden’s presentation at the FBR Annual Investor Conference was furnished under Item 9.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: February 18, 2004	CHITTENDEN CORPORATION

	By:	/s/ PAUL A. PERRAULT
Paul A. Perrault President, Chief Executive Officer and Chairman of the Board of Directors

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ PAUL A. PERRAULT	President, Chief Executive Officer and Chairman of the Board of Directors	2/18/04

/s/ KIRK W. WALTERS	Executive Vice President, Chief Financial Officer and Treasurer (principal accounting officer)	2/18/04

/s/ FREDERIC H. BERTRAND	Director	2/18/04

/s/ DAVID M. BOARDMAN	Director	2/18/04

/s/ PAUL J. CARRARA	Director	2/18/04

/s/ SALLY W. CRAWFORD	Director	2/18/04

/s/ PHILIP M. DRUMHELLER	Director	2/18/04

/s/ JOHN K. DWIGHT	Director	2/18/04

/s/ LYN HUTTON	Director	2/18/04

/s/ JAMES C. PIZZAGALLI	Director	2/18/04

/S/ ERNEST A. POMERLEAU	Director	2/18/04

/s/ MARK W. RICHARDS	Director	2/18/04

/s/ CHARLES W. SMITH, JR.	Director	2/18/04

/s/ PALL D. SPERA	Director	2/18/04

/s/ OWEN W. WELLS	Director	2/18/04

MARTEL D. WILSON, JR.	Director	2/18/04

EXHIBIT 3(ii).1	BY-LAWS OF THE COMPANY, AS AMENDED AND RESTATED AS OF OCTOBER 18, 1997 AND FURTHER AMENDED AS OF JANUARY 21, 2004, HAS BEEN FILED AS AN EXHIBIT.

EXHIBIT 21	LIST OF SUBSIDIARIES OF CHITTENDEN CORPORATION

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

Granite Bank, New Hampshire

Chittenden Connecticut Corporation, Vermont, d/b/a Mortgage Service Center and CUMEX Mortgage Service Center

EXHIBIT 23	CONSENT OF PRICEWATERHOUSECOOPERS HAS BEEN FILED AS AN EXHIBIT

Exhibit 31.1

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

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) [omitted]

c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth quarter fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 2, 2004	/s/ PAUL A. PERRAULT
Chairman, President, and Chief Executive Officer

Exhibit 31.2

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

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) [omitted]

c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth quarter fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 2, 2004	/s/ KIRK W. WALTERS
Executive Vice President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF PERIODIC FINANCIAL REPORT

PURSUANT TO 18 U.S.C. SECTION 1350

The undersigned officer of Chittenden Corporation (the “Company”) hereby certifies that the Company’s annual report on Form 10-K for the period ended December 31, 2003 to which this certification is being furnished as an exhibit (the “Report”), as filed with the Securities and Exchange Commission on the date hereof, fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. This certification is provided pursuant to 18 U.S.C. Section 1350 and Item 601(b)(32) of Regulation S-K (“Item 601(b)(32)”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and the Exchange Act. In accordance with clause (ii) of Item 601(b)(32), this certification (A) shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and (B) shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

Dated: March 2, 2004	/s/ PAUL A. PERRAULT
Chairman, President, and Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF PERIODIC FINANCIAL REPORT

PURSUANT TO 18 U.S.C. SECTION 1350

The undersigned officer of Chittenden Corporation (the “Company”) hereby certifies that the Company’s annual report on Form 10-K for the period ended December 31, 2003 to which this certification is being furnished as an exhibit (the “Report”), as filed with the Securities and Exchange Commission on the date hereof, fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. This certification is provided pursuant to 18 U.S.C. Section 1350 and Item 601(b)(32) of Regulation S-K (“Item 601(b)(32)”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and the Exchange Act. In accordance with clause (ii) of Item 601(b)(32), this certification (A) shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and (B) shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

Dated: March 2, 2004	/s/ KIRK W. WALTERS
Executive Vice President and Chief Financial Officer

CHITTENDEN CORPORATION

SKU - #0667 -TK - 04