Form 10-K/A
period 2003-12-31
CHITTENDEN CORP /VT/
filed 2004-03-15
CIK 200138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note

Chittenden Corporation is filing this Form 10-K/A to amend its Annual Report on Form 10-K for the year ended December 31, 2003, which was filed with the Securities and Exchange Commission on March 5, 2004, to correct certain typographical errors in the chart appearing on page 35 in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Interest Income”. The corrected numbers are set forth in the columns entitled “2002 Average Balance” and “2002 Average Yield/Rate” for the following line items under “Interest-earning assets”: “Loans—Commercial”, “Real Estate—Residential”, “Real Estate—Commercial”, “Real Estate—Construction”, “Total Real Estate” and “Loans—Consumer”. As a result of these changes, revisions have also been made to the chart on page 36 to the Change in Net Interest Income Due to Average Rate and Average Balance, in the 2003 compared with 2002 and 2002 compared with 2001 columns. The changes to these columns correspond to the line items changed on page 35. The remaining Items of the original report are not amended hereby and are repeated herein only for the reader’s convenience. Except as expressly noted herein, this report speaks as of the original date of filing.

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
	(in thousands)
Assets
Interest-earning assets:
Loans
Commercial	$619,658	$34,101	5.50%	$565,153	$33,998	6.02%	$571,310	$44,477	7.79%
Municipal	89,974	2,937	3.26	90,421	3,683	4.07	97,965	5,766	5.89
Real Estate:
Residential	1,218,033	64,981	5.33	940,162	61,741	6.57	1,003,199	76,294	7.61
Commercial	1,308,792	73,086	5.58	1,028,853	65,951	6.41	781,778	62,298	7.97
Construction	117,293	6,539	5.57	85,149	6,536	7.68	59,220	4,848	8.19

Total Real Estate	2,644,118	144,606	5.47	2,054,164	134,228	6.53	1,844,197	143,440	7.78
Consumer & leasing	271,109	18,909	6.97	308,230	23,522	7.63	401,798	31,918	7.94

Total Loans	3,624,859	200,553	5.53	3,017,968	195,431	6.48	2,915,271	225,601	7.74

Investments:
Taxable	1,660,119	71,552	4.31	1,232,543	64,238	5.21	682,494	41,201	6.04
Tax-favored equity securities	9,569	231	2.42	22,065	694	3.15	30,303	1,393	4.60
Interest-bearing deposits in banks	182	3	1.91	225	7	3.06	225	8	3.56
Federal funds sold	27,112	291	1.07	9,323	162	1.74	16,005	632	3.95

Total interest-earning assets	5,321,841	272,630	5.12	4,282,124	260,532	6.08	3,644,298	268,835	7.38

Noninterest-earning assets	512,233			318,293			270,091
Allowance for loan losses	(56,536)			(48,538)			(43,372)

Total assets	$5,777,538			$4,551,879			$3,871,017

Interest-bearing liabilities:
Savings	$517,003	$2,121	0.41%	$387,080	$4,125	1.07%	$325,824	$6,585	2.02%
NOWs	825,947	3,121	0.38	518,492	1,994	0.38	426,956	3,045	0.71
CMA / Money Market	1,551,136	13,333	0.86	1,467,230	23,976	1.63	1,268,082	41,887	3.30
CDs under $100,000	814,089	17,798	2.19	676,350	22,684	3.35	630,779	31,443	4.98
CDs $100,000 and over	256,336	4,799	1.87	223,511	6,034	2.69	210,134	10,086	4.80

Total interest-bearing deposits	3,964,511	41,172	1.04	3,272,663	58,813	1.80	2,861,775	93,046	3.25
Borrowings	288,339	8,302	2.88	117,063	4,752	4.06	52,752	3,146	5.96
Company obligated mandatorily redeemable securities of subsidiary trust	125,000	3,905	3.12	77,055	2,839	3.68	—	—	—

Total interest-bearing liabilities	4,377,850	53,379	1.22	3,466,781	66,404	1.92	2,914,527	96,192	3.30

Noninterest-bearing liabilities:
Demands	793,877			624,305			545,664
Other liabilities	67,594			66,053			57,297

Total liabilities	5,239,321			4,157,139			3,517,488
Stockholders’ equity	538,217			394,740			353,529

Total liabilities and stockholders’ equity	$5,777,538			$4,551,879			$3,871,017

Net interest income		$219,251			$194,128			$172,643

Interest rate spread (2)			3.90%			4.16%			4.08%
Net yield on earning assets (3)			4.12%			4.53%			4.74%

(1)	On a fully taxable equivalent basis using a Federal income tax rate of 35%. Loan income includes fees.
(2)	Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(3)	Net yield on earning assets is net interest income divided by total interest-earning assets.

The following table attributes changes in the Company’s net interest income (on a fully taxable equivalent basis) to changes in either average balances or average rates. Changes due to both interest rate and volume have been allocated to change due to balance and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

	2003 Compared With 2002			2002 Compared With 2001
	Increase (Decrease) Due to Change in Net Interest Income:		Total Increase (Decrease)	Increase (Decrease) Due to Change in Net Interest Income:		Total Increase (Decrease)
	Average Rate	Average Balance		Average Rate	Average Balance
	(in thousands)
Interest income:
Loans
Commercial	$(2,897)	$3,000	$103	$(10,109)	$(370)	$(10,479)
Municipals	(731)	(15)	(746)	(1,776)	(307)	(2,083)
Real estate:
Residential	(3,857)	7,097	3,240	(10,418)	(4,185)	(14,553)
Commercial	(8,495)	15,630	7,135	(12,227)	15,880	3,653
Construction	10,281	(10,278)	3	(305)	1,993	1,688

Total real estate	(2,071)	12,449	10,378	(22,950)	13,738	(9,212)
Consumer	(2,021)	(2,592)	(4,613)	(1,243)	(7,153)	(8,396)

Total loans	(7,720)	12,842	5,122	(36,078)	5,908	(30,170)

Investments:
Taxable	(11,216)	18,530	7,314	(5,631)	28,668	23,037
Tax-favored debt securities	(161)	(302)	(463)	(440)	(259)	(699)
Interest-bearing deposits	(4)	—	(4)	(1)	—	(1)
Federal funds sold	(62)	191	129	(354)	(116)	(470)

Total interest income	(19,163)	31,261	12,098	(42,504)	34,201	(8,303)

Interest expense:
Savings	2,537	(533)	2,004	3,113	(653)	2,460
NOW	35	(1,162)	(1,127)	1,403	(352)	1,051
Money market	11,364	(721)	10,643	21,165	(3,254)	17,911
CDs under $100,000 and other time deposits	7,897	(3,011)	4,886	10,288	(1,529)	8,759
CDs $100,000 and over	1,850	(615)	1,235	4,413	(361)	4,052

Total deposits	23,683	(6,042)	17,641	40,382	(6,149)	34,233
Borrowings	1,813	(6,429)	(4,616)	1,005	(5,450)	(4,445)

Total interest expense	25,496	(12,471)	13,025	41,387	(11,599)	29,788

Change in net interest income	$6,333	$18,790	$25,123	$(1,117)	$22,602	$21,485

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

Date: March 12, 2004	CHITTENDEN CORPORATION

	By:	/s/ PAUL A. PERRAULT
Paul A. Perrault President, Chief Executive Officer and Chairman of the Board of Directors

EXHIBIT 3(ii).1	BY-LAWS OF THE COMPANY, AS AMENDED AND RESTATED AS OF OCTOBER 18, 1997 AND FURTHER AMENDED AS OF JANUARY 21, 2004, HAS BEEN FILED AS AN EXHIBIT.

EXHIBIT 21	LIST OF SUBSIDIARIES OF CHITTENDEN CORPORATION

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

Exhibit 31.1

CERTIFICATION

I, Paul A. Perrault, certify that:

1. I have reviewed this annual report on Form 10-K/A of Chittenden Corporation;

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

Date: March 12, 2004	/s/ PAUL A. PERRAULT
Chairman, President, and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Kirk W. Walters, certify that:

1. I have reviewed this annual report on Form 10-K/A of Chittenden Corporation;

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

Date: March 12, 2004	/s/ KIRK W. WALTERS
Executive Vice President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF PERIODIC FINANCIAL REPORT

PURSUANT TO 18 U.S.C. SECTION 1350

The undersigned officer of Chittenden Corporation (the “Company”) hereby certifies that the Company’s annual report on Form 10-K/A for the period ended December 31, 2003 to which this certification is being furnished as an exhibit (the “Report”), as filed with the Securities and Exchange Commission on the date hereof, fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. This certification is provided pursuant to 18 U.S.C. Section 1350 and Item 601(b)(32) of Regulation S-K (“Item 601(b)(32)”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and the Exchange Act. In accordance with clause (ii) of Item 601(b)(32), this certification (A) shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and (B) shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

Dated: March 12, 2004	/s/ PAUL A. PERRAULT
Chairman, President, and Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF PERIODIC FINANCIAL REPORT

PURSUANT TO 18 U.S.C. SECTION 1350

The undersigned officer of Chittenden Corporation (the “Company”) hereby certifies that the Company’s annual report on Form 10-K/A for the period ended December 31, 2003 to which this certification is being furnished as an exhibit (the “Report”), as filed with the Securities and Exchange Commission on the date hereof, fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. This certification is provided pursuant to 18 U.S.C. Section 1350 and Item 601(b)(32) of Regulation S-K (“Item 601(b)(32)”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and the Exchange Act. In accordance with clause (ii) of Item 601(b)(32), this certification (A) shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and (B) shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

Dated: March 12, 2004	/s/ KIRK W. WALTERS
Executive Vice President and Chief Financial Officer

CHITTENDEN CORPORATION

SKU - #0667 -TK - 04