Form 10-Q
period 2004-03-31
CHITTENDEN CORP /VT/
filed 2004-05-06
CIK 200138

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Three Months Ended March 31, 2004

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 001-13769

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

At April 30, 2004, there were 36,805,926 shares of the Corporation’s $1.00 par value common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Chittenden Corporation

Consolidated Balance Sheets

(Unaudited)

	March 31, 2004	December 31, 2003
	(in thousands)
Assets
Cash and cash equivalents	$154,178	$174,939
Securities available for sale	1,473,497	1,588,151
FHLB stock	20,753	20,753
Loans held for sale	32,276	25,262
Loans:
Commercial	686,304	658,615
Municipal	92,338	87,080
Real Estate:
Residential
1-4 family	666,753	700,671
Multi-family	182,085	176,478
Home equity	277,062	270,959
Commercial	1,485,031	1,430,945
Construction	138,497	140,801

Total Real Estate	2,749,428	2,719,854
Consumer	252,097	259,135

Total Loans	3,780,167	3,724,684
Less: Allowance for loan losses	(57,500)	(57,464)

Net loans	3,722,667	3,667,220
Accrued interest receivable	25,582	29,124
Other assets	51,870	68,587
Premises and equipment, net	77,534	75,179
Mortgage servicing rights	10,866	12,265
Identified intangibles	21,978	22,733
Goodwill	216,431	216,431

Total assets	$5,807,632	$5,900,644

Liabilities:
Deposits:
Demand	$848,758	$898,920
Savings	526,625	517,789
NOW	894,575	899,018
CMAs/ Money market deposits	1,472,377	1,604,138
Certificates of deposit less than $100,000	780,940	789,066
Certificates of deposit $100,000 and over	311,067	260,960

Total deposits	4,834,342	4,969,891
Securities sold under agreements to repurchase	76,051	78,980
Borrowings	236,446	208,454
Accrued expenses and other liabilities	61,308	63,368

Total liabilities	5,208,147	5,320,693
Stockholders’ Equity:
Preferred stock - $100 par value authorized – 1,000,000 shares; issued and outstanding - none	—	—
Common stock - $1 par value; authorized – 60,000,000 shares; issued – 40,156,617 in 2004 and 40,142,289 in 2003	40,157	40,142
Surplus	257,503	256,974
Retained earnings	351,569	341,441
Treasury stock, at cost – 3,393,249 shares in 2004 and 3,505,739 shares in 2003	(76,058)	(78,579)
Accumulated other comprehensive income	21,964	15,595
Directors deferred compensation to be settled in stock	4,381	4,413
Unearned portion of employee restricted stock	(31)	(35)

Total stockholders’ equity	599,485	579,951

Total liabilities and stockholders’ equity	$5,807,632	$5,900,644

The accompanying notes are an integral part of these consolidated financial statements.

Chittenden Corporation

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
	(in thousands, except per share amount)
Interest income:
Loans	$49,258	$47,580
Investment securities:
Taxable	15,580	18,216
Tax-favored	13	46
Short-term investments	7	12

Total interest income	64,858	65,854

Interest expense:
Deposits	8,220	11,796
Borrowings	1,925	3,110

Total interest expense	10,145	14,906

Net interest income	54,713	50,948
Provision for loan losses	427	2,050

Net interest income after provision for loan losses	54,286	48,898

Noninterest income:
Investment management and trust	4,371	3,810
Service charges on deposits	4,685	4,393
Mortgage servicing	(767)	(757)
Gains on sales of loans, net	1,899	4,436
Gains on sales of securities	1,802	1,391
Loss on prepayments of borrowings	(1,194)	—
Credit card income, net	908	903
Insurance commissions, net	2,626	1,613
Retail investment services	947	896
Other	2,730	2,571

Total noninterest income	18,007	19,256

Noninterest expense:
Salaries	20,895	20,282
Employee benefits	5,983	4,857
Net occupancy expense	6,097	5,479
Data processing	2,305	2,501
Amortization of intangibles	755	511
Conversion and restructuring charges	152	—
Other	8,421	8,546

Total noninterest expense	44,608	42,176

Income before income taxes	27,685	25,978
Income tax expense	10,218	9,387

Net income	$17,467	$16,591

Basic earnings per share	$0.48	$0.50
Diluted earnings per share	0.47	0.49
Dividends per share	0.20	0.20

The accompanying notes are an integral part of these consolidated financial statements.

Chittenden Corporation

Consolidated Statements of CashFlows

(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income	$17,467	$16,591
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	427	2,050
Depreciation	2,153	1,943
Amortization of intangible assets	755	511
Amortization of premiums, fees, and discounts, net	2,016	2,708
Provision for (recovery of) impairment of MSR asset	(448)	(133)
Investment securities gains	(1,802)	(1,391)
Deferred income taxes	(2,104)	(2,493)
Loans originated for sale	(122,228)	(286,632)
Proceeds from sales of loans	117,113	300,215
Gains on sales of loans, net	(1,899)	(4,436)
Changes in assets and liabilities, net of effect from purchase of acquired companies:
Accrued interest receivable	3,542	2,257
Other assets	19,836	8,976
Accrued expenses and other liabilities	(3,132)	(8,215)

Net cash provided by operating activities	31,696	31,952

Cash flows from investing activities:
Cash paid, net of cash acquired in acquisition	—	(90,468)
Proceeds from sales of Federal Home Loan Bank stock	—	946
Proceeds from sales of securities available for sale	80,633	81,477
Proceeds from maturing securities and principal payments on securities available for sale	94,897	186,918
Purchases of securities available for sale	(51,301)	(83,699)
Loans originated, net of principal repayments	(56,956)	(34,989)
Purchases of premises and equipment	(4,508)	(1,675)

Net cash provided by investing activities	62,765	58,510

Cash flows from financing activities:
Net decrease in deposits	(135,549)	(94,948)
Net increase in borrowings	25,063	7,841
Proceeds from issuance of treasury and common stock	2,603	1,433
Dividends on common stock	(7,339)	(6,393)

Net cash used in financing activities	(115,222)	(92,067)

Net decrease in cash and cash equivalents	(20,761)	(1,605)
Cash and cash equivalents at beginning of period	174,939	192,142

Cash and cash equivalents at end of period	$154,178	$190,537

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$9,411	$14,839
Income taxes	852	10,365
Non-cash investing and financing activities:
Loans transferred to other real estate owned	20	20
Issuance of treasury and common stock	2,521	2,127
Assets acquired and liabilities assumed through acquisitions:
Fair value of assets acquired	—	$1,122,089
Fair value of liabilities assumed	—	1,044,334
Equity issued	—	115,931
Cash paid	—	122,998
Goodwill	—	$161,174

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - ACCOUNTING POLICIES

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results for interim periods are not necessarily indicative of the results of operations for the full year or any other interim period.

The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its 2003 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.

NOTE 2 - ACCOUNTING POLICIES ADOPTED

On March 9, 2004, the Securities and Exchange Commission (SEC) issued SEC Staff Accounting Bulletin (SAB) No. 105 – Application of Accounting Principles to Loan Commitments. SAB No. 105 summarizes the views of the staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. Specifically, the SAB prohibits the recognition of an Originated Mortgage Servicing Right (OMSR) upon the issuance of a loan commitment that the entity intends to sell after it is funded. As described in footnote 1 of the Company’s 10-K/A for the year ended December 31, 2003, it is the Company’s accounting policy to recognize such OMSRs only upon the sale of the underlying loan.

In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46, Consolidation of Variable Interest Entities, (or VIEs) which addresses consolidation by business enterprises of variable interest entities. FIN 46R expands upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Under previous guidance, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The Interpretation requires a variable interest entity to be consolidated by a company if that company is the “primary beneficiary” of that entity. The primary beneficiary is subject to a majority of the risk of loss from the VIE’s activities, or is entitled to receive a majority of the VIE’s residual returns, or both. The Company has evaluated all of the variable interest entities with which it is associated. Based upon that evaluation, no VIE’s meeting the definition of a primary beneficiary were identified. The adoption of FIN 46R did not have a material effect on the Company’s financial position or results of operations.

As part of the Company’s first quarter 2004 adoption of FIN 46R, the Company no longer consolidates the Chittenden Capital Trust I (“the Trust”), which issued $125 million of 8% trust preferred securities to the public, in its financial statements. However, the $125 million of junior subordinated debentures issued by the Company to the Trust continues to be classified as borrowings on the Company’s balance sheet, and the related interest expense continues to be so classified on the statements of income. Certain balances between the Company and the Trust, which are currently eliminated in consolidation, have been recognized in the Company’s financial statements.

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

Following is supplemental information reflecting selected pro forma results as if this acquisition had been consummated as of the beginning of the earliest period presented, January 1, 2003 (in thousands, except EPS):

	For the three months ended March 31,
	2004	2003
Total revenue	$72,720	$78,173
Income before income taxes	27,685	28,584
Net income	17,467	17,687
Diluted earnings per share (EPS)	0.47	0.48

Total revenue includes net interest income and noninterest income.

NOTE 4 – ACQUIRED INTANGIBLE ASSETS

	As of March 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Core deposit intangibles	$28,541	$10,929	$17,612
Customer list intangible	2,733	326	2,407
Acquired trust relationships	4,000	2,041	1,959

Total	$35,274	$13,296	$21,978

Aggregate Amortization Expense:
For three months ended March 31, 2004	$755
Estimated Amortization Expense:
For year ended 12/31/05	$3,019
For year ended 12/31/06	2,910
For year ended 12/31/07	2,910
For year ended 12/31/08	2,910
For year ended 12/31/09	2,910

NOTE 5 – GOODWILL

The changes in the carrying amount of goodwill for the three months ended March 31, 2004 are as follows:

	Commercial Banking Segment	Other Segment	Total
Balance as of December 31, 2003	$211,379	$5,052	$216,431
Goodwill acquired during year	—	—	—
Impairment losses	—	—	—

Balance as of March 31, 2004	$211,379	$5,052	$216,431

NOTE 6 – CAPITAL TRUST SECURITIES

On May 21, 2002, Chittenden Capital Trust I, (which, as a result of the adoption of FIN46-R and as discussed in footnote 2, is no longer included in Chittenden Corporation’s consolidated financial statements), issued $125 million of 8% trust preferred securities (“Securities”) to the public and invested the proceeds from this offering in an equivalent amount of junior subordinated debentures issued by Chittenden. These debentures are the sole asset of the trust. The proceeds from the offering, which was net of $4.4 million of issuance costs, were primarily used to fund the cash consideration paid in the Granite Bank transaction. The Securities pay interest quarterly, are mandatorily redeemable on July 1, 2032 and may be redeemed by the Trust at par any time on or after July 1, 2007. Chittenden has fully and unconditionally guaranteed the Securities issued by the Chittenden Capital Trust I.

Concurrent with the issuance of these securities, Chittenden entered into interest rate swap agreements with two counterparties, in which Chittenden will receive 8% fixed on the notional amount of $125 million, while paying the counterparties a variable rate based on the three month LIBOR (London Interbank Offered Rate), plus approximately 122 basis points.

NOTE 7 – COMPREHENSIVE INCOME

The Company’s comprehensive income for the three months ended March 31, 2004 and 2003 is presented below (amounts in thousands):

	For the Three Months Ended March,
	2004	2003
Net Income	$17,467	$16,591
Unrealized gains/losses on investment securities:
Unrealized holding gains on securities available for sale, net of tax	7,540	5,720
Reclassification adjustments for gains arising during period, net of tax	(1,171)	(904)
Accrued minimum pension liability, net of tax	0	228

Total Comprehensive Income	$23,836	$21,635

NOTE 8 – EARNINGS PER SHARE

The following table summarizes the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2004	2003
	(in thousands except per share information)
Net income	$17,467	$16,591

Weighted average common shares outstanding	36,719	33,493
Dilutive effect of common stock equivalents	499	306

Weighted average common and common equivalent shares outstanding	37,218	33,799

Basic earnings per share	$0.48	$0.50
Diluted earnings per share	0.47	0.49

The following table summarizes options that could potentially dilute earnings per share in the future which were not included in the computation of the common stock equivalents because to do so would have been antidilutive:

	Three Months Ended March 31,
	2004	2003
Anti-dilutive options	327,317	953,897
Weighted average exercise price	$35.57	$29.80

NOTE 9 – STOCK PLANS

The Company has three stock option plans, which are described more fully in Note 10 of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K/A for the period ended December 31, 2003. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock option-related compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock options granted in the respective periods.

	Three Months Ended March 31,
	2004	2003
Net Income:
As reported	$17,467	$16,591
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(843)	(1,098)

Pro forma	$16,624	$15,493

Earnings Per Share:
Basic:
As reported	$0.48	$0.50
Pro forma	0.45	0.46
Diluted:
As reported	$0.47	$0.49
Pro forma	0.45	0.46

The SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995. The resulting pro forma compensation cost may not be representative of that to be expected in future periods and is primarily affected by the number of stock options granted in a particular period.

NOTE 10 – EMPLOYEE BENEFITS

Pension Plan

The Company sponsors two qualified defined benefit pension plans that together cover substantially all of its employees. The Chittenden Pension Account Plan (“Chittenden Plan”) covers substantially all employees other than employees of Granite Bank and GSBI Insurance Group (“GSBI”) who meet minimum age and service requirements and provides benefits based on years of service and compensation earned during those years of service. The Retirement Plan of Granite State Bankshares, Inc. in RSI Retirement Trust (“Granite Plan”) covers substantially all employees of Granite Bank and GSBI who meet minimum age and service requirements and provides benefits based on years of service and final average compensation. Granite Bank and GSBI were acquired by the Company effective February 28, 2003.

Effective December 31, 2003, benefits earned under the Granite Plan were frozen. The Company expects to merge the Granite Plan into the Chittenden Plan in 2004 once a favorable determination letter is received from the IRS relative to the Granite Plan. Effective January 1, 2004, eligible employees of Granite Bank and GSBI began to earn benefits under the Chittenden Plan.

Net periodic pension expense components included in employee benefits in the consolidated statements of income are as follows:

Three Months Ended March 31,

	Pension Benefits (in thousands)
	2004	2003
Service cost	$874	$586
Interest cost	923	753
Expected return on plan assets	(1,108)	(807)

Net Amortization:
Prior service cost	(147)	(147)
Net actuarial loss	117	—
Transition cost	(28)	(32)

Total amortization	(58)	(179)

Net periodic pension (income) expense	$631	$353

As Chittenden previously disclosed in its financial statements for the year ended December 31, 2003, due to a prior contribution made in excess of the minimum required amounts, the Company does not anticipate a required contribution during 2004.

NOTE 11 – BUSINESS SEGMENTS

The Company has identified Commercial Banking as its reportable operating business segment based on the fact that the results of operations are viewed as a single strategic unit by the chief operating decision-maker. The Commercial Banking segment is comprised of the six Commercial Banking subsidiaries and Chittenden Connecticut Corporation, which provide similar products and services, have similar distribution methods, types of customers and regulatory responsibilities. Commercial Banking derives its revenue from a wide range of banking services, including lending activities, acceptance of demand, savings and time deposits, business services, investment management and trust, brokerage services, and mortgage banking.

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

The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies included in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K/A fro the period ended December 31, 2003. The consolidation adjustments reflect certain eliminations of inter-segment revenue, cash and parent company investments in subsidiaries.

For the Three Months Ended March 31, 2004 (in thousands)	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Net interest income (1)	$55,669	$(956)	$—	$54,713
Noninterest income	15,373	2,663	(29)	18,007
Provision for loan losses	427	—	—	427
Noninterest expense	39,698	4,939	(29)	44,608

Net income (loss) before income tax	30,917	(3,232)	—	27,685
Income tax expense/(benefit)	10,951	(733)	—	10,218

Net income (loss)	$19,966	$(2,499)	$—	$17,467

End of Period Assets	$5,871,338	$859,493	$(923,199)	$5,807,632

For the Three Months Ended March 31, 2003 (in thousands)	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Net interest income (1)	$51,140	(192)	$—	$50,948
Noninterest income	17,643	1,637	(24)	19,256
Provision for loan losses	2,050	—	—	2,050
Noninterest expense	37,753	4,447	(24)	42,176

Net income (loss) before income tax	28,980	(3,002)	—	25,978
Income tax expense/(benefit)	10,343	(956)	—	9,387

Net income (loss)	$18,637	$(2,046)	$—	$16,591

End of Period Assets	$6,049,073	$811,898	$(864,384)	$5,996,587

(1)	The Commercial Banking segment derives a majority of its revenue from interest. In addition, management primarily relies on net interest income, not the gross revenue and expense amounts, in managing the segment. Therefore, only the net amount has been disclosed.

(2)	Revenue derived from these non-reportable segments includes insurance commissions from various insurance related products and services, as well as other operations associated with the parent holding company.

NOTE 12 – STOCKHOLDERS’ EQUITY

On April 21, 2004, the Company declared dividends of $0.22 per share or approximately $8.0 million, to be paid on May 14, 2004 to shareholders of record on April 30, 2004.

NOTE 13 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

Financial instruments whose contractual amounts represent off-balance sheet risk at March 31, 2004 (in thousands):

Loans and Other Committments
Commitments to originate loans	$204,917
Unused home equity lines of credit	301,965
Other unused lines of credit	38,126
Unadvanced portions of construction loans	160,051
Equity investment commitments to limited partnerships	8,213

Standby Letters of Credit
Notional amount fully collateralized by cash	68,618
Notional amount of other standby letters of credit	40,778
Liability associated with letters of credit recorded on balance sheet	235

NOTE 14–RECENT ACCOUNTING PRONOUNCEMENTS

On December 12, 2003, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position 03-3: Accounting for Certain Loans of Debt Securities Acquired in a Transfer. The Statement of Position (SOP) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. SOP 03-3 does not apply to loans originated and held by the entity. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as an impairment.

SOP 03-3 would apply to the accounting for loans acquired as described above by the Company, after January 1, 2005. Other than recording the expected cash flows associated with the acquired loans on a net rather than a gross basis, it would not impact the day one accounting to record such a purchase. However, any differences between actual cash flows from the loans and those expected upon acquisition would be recognized in earnings after the acquisition.

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

Application of Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s Form 10-K/A for the year-ended December 31, 2003. The Company considers the following accounting policies and related estimates to be the most critical in their potential effect on its financial position or results of operations:

Allowance for Loan Losses. The allowance for loan losses is established through a charge against current earnings to the provision for loan losses. The allowance for loan losses is based on management’s estimate of the amount required to reflect the probable inherent losses in the loan portfolio, based on circumstances and conditions known at each reporting date in accordance with Generally Accepted Accounting Principles (“GAAP”). There are three components of the allowance for loan losses: 1) specific reserves for loans considered to be impaired or for other loans for which management considers a specific reserve to be necessary; 2) allocated reserves based upon management’s formula-based process for assessing the adequacy of the allowance for loan losses; and 3) a non-specific environmentally-driven allowance considered necessary by management based on its assessment of other qualitative factors. The allowance for loan losses is a significant estimate and is regularly reviewed by the Company for adequacy using a consistent, systematic methodology which assesses such factors as changes in the mix and volume of the loan portfolio; trends in portfolio credit quality, including delinquency and charge-off rates; and current economic conditions that may affect a borrower’s ability to repay. Adverse changes in management’s assessment of these factors could lead to additional provisions for loan losses. The Company’s methodology with respect to the assessment of the adequacy of the allowance for loan losses is more fully discussed in its Form 10-K/A for the period ended December 31, 2003.

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

Income Taxes. The Company must estimate income tax expense in each of the jurisdictions in which it operates for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of March 31, 2004, there were no valuation allowances set aside against any deferred tax assets.

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

Results of Operations

Chittenden Corporation posted first quarter 2004 net income of $0.47 per diluted share, compared to net income of $0.49 per diluted share posted in the first quarter of last year. Net income for the first quarter of 2004 was $17.5 million, compared to net income of $16.6 million a year ago. Return on average equity (ROE) was 11.97% for the quarter ended March 31, 2004, compared with 14.53% for the comparable quarter a year ago. The decrease in ROE from the first quarter of 2003 is primarily due to the issuance of $116 million in common stock related to the Granite acquisition, which was included for only one month in the 2003 calculation. Return on average assets was 1.21% for the first quarter of 2004, down from 1.29% for the first quarter of last year. The decline from a year ago was due to higher levels of average assets caused by the acquisition of Granite.

Net interest income on a tax equivalent basis for the three months ended March 31, 2004 was $55.0 million, up from $51.2 million for the same period a year ago. The net yield on earning assets was 4.17% in the first quarter of 2004, compared with 4.22% in the first quarter of 2003. The decline in the net yield on earning assets was primarily attributable to lower earning asset yields and the inclusion of Granite for the full quarter of 2004 as compared to just one month in 2003.

The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the three months ended March 31, 2004 and 2003:

	2004			2003
	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate (1)
	(in thousands)
Assets
Interest-earning assets:
Loans:
Commercial	$658,978	$8,573	5.23%	$587,206	$8,102	5.60%
Municipal	91,168	687	3.01	79,167	596	3.01
Real estate:
Residential	1,163,711	15,053	5.19	1,084,715	15,583	5.78
Commercial	1,449,413	19,415	5.39	1,171,050	17,092	5.92
Construction	141,110	1,771	5.05	91,210	1,457	6.48

Total real estate	2,754,234	36,239		2,346,975	34,132	5.87
Consumer	255,007	4,035	6.36	274,672	4,969	7.34

Total loans	3,759,388	49,534	5.29	3,288,020	47,799	5.88
Investments:
Taxable	1,529,237	15,580	4.08	1,578,903	18,216	4.62
Tax-favored securities	1,297	20	6.33	9,356	66	2.83
Interest-bearing deposits in banks	150	1	1.49	225	1	2.23
Federal funds sold	2,796	7	0.95	3,267	11	1.34

Total interest-earning assets	5,292,868	65,142	4.94	4,879,771	66,093	5.46

Noninterest-earning assets	557,038			396,182
Allowance for loan losses	(57,894)			(51,284)

Total assets	$5,792,012			$5,224,669

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Savings	519,064	412	0.32	434,849	635	0.59
NOW	865,650	550	0.26	630,920	690	0.44
CMAs/money market deposits	1,514,764	2,443	0.65	1,509,163	4,240	1.13
Certificates of deposit under $100,000	782,154	3,680	1.89	754,295	4,932	2.65
Certificates of deposit $100,000 and over	280,533	1,135	1.63	243,019	1,299	2.17

Total interest-bearing deposits	3,962,165	8,220	0.83	3,572,246	11,796	1.34
Securities sold under agreements to repurchase	76,938	148	0.78	91,554	467	2.05
Borrowings	263,045	1,777	2.72	314,627	2,643	3.38

Total interest-bearing liabilities	4,302,148	10,145	0.95	3,978,427	14,906	1.52

Noninterest-bearing liabilities:
Demand deposits	846,169			706,631
Other liabilities	56,907			76,462

Total liabilities	5,205,224			4,761,520
Stockholders’ equity	586,788			463,149

Total liabilities and stockholders’ equity	$5,792,012			$5,224,669

Net interest income		$54,997			$51,187

Interest rate spread (2)			3.99			3.94
Net yield on earning assets (3)			4.17			4.22

(1)	On a fully taxable equivalent basis. Calculated using a Federal income tax rate of 35%. Loan income includes fees.

(2)	Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.

(3)	Net yield on earning assets is net interest income divided by total interest-earning assets.

The significant declines noted in the yields on earning assets and the costs of interest-bearing liabilities relate to the numerous reductions in federal funds rates by the Federal Reserve during 2001, which continued into 2002 and 2003, and exerted downward pressure on market interest rates during both of the reported periods.

The following table attributes changes in the Company’s net interest income (on a fully taxable equivalent basis) to changes in either average balances or average rates. Changes due to both interest rate and volume have been allocated to change due to balance and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

	YTD 2004 Compared with YTD 2003
	Increase (Decrease) in Net Interest Income Due to:		Total Increase (Decrease)
	Average Rate	Average Balance
	(in thousands)
Interest income:
Loans:
Commercial	$(526)	$997	$471
Municipal	0	91	91
Real estate
Residential	(1,539)	1,009	(530)
Commercial	(1,536)	3,859	2,323
Construction	(322)	636	314

Total real estate	(3,397)	5,504	2,107
Consumer	(664)	(270)	(934)

Total loans	(4,587)	6,322	1,735
Investments:
Taxable	(2,081)	(556)	(2,637)
Tax-favored	81	(126)	(45)
Interest-bearing deposits in banks	(1)	1	0
Federal funds sold	(3)	(1)	(4)

Total interest income	(6,591)	5,640	(951)

Interest expense:
Savings	286	(63)	223
NOWs	285	(145)	140
CMAs/ money market deposits	1,780	17	1,797
Certificates of deposit under $100,000	1,342	(91)	1,251
Certificates of deposit $100,000 and over	303	(139)	164
Repurchase agreements	290	29	319
Borrowings	501	365	866

Total interest expense	4,787	(27)	4,760

Change in net interest income	$(1,804)	$5,613	$3,809

Noninterest Income and Noninterest Expense

Noninterest income declined $1.2 million from the same period a year ago and $5.0 million from the prior quarter. During the first quarter the MSR amortization was $2.7 million, as compared to $2.2 million in the similar quarter a year ago. In addition, the continued volatility in long-term interest rates generated an impairment recovery of $448,000 in the first quarter of 2004 as compared to $133,000 in the comparable quarter of a year ago. Gains on sales of securities, net of losses on prepayments of borrowings, were $608,000 in the first quarter of 2004, compared to $1.4 million in the first quarter of 2003. Partially offsetting these declines, on a year-over-year basis, were significantly higher insurance commissions and increased investment management income. Insurance commissions increased from the same quarter a year ago primarily due to the inclusion of Granite’s insurance operations for the full quarter in 2004 versus only one month in 2003. In addition, the Company experienced higher investment management income, which was attributable to stronger equity markets and better penetration in the non-Vermont banks.

The decline from the fourth quarter of 2003 was attributable to reduced gains on sales of mortgages, lower mortgage servicing income, and a decline in gains on sales of securities. Gains on sales of mortgage loans decreased $2.4 million from the fourth quarter of 2003 due to lower volumes of loan sales caused by higher mortgage interest rates. Mortgage servicing income declined $1.4 million in the first quarter of 2004 due to higher forward-looking prepayment speeds which were driven by the dip in interest rates in early March, continued heavy paydowns on adjustable rate mortgages, and the decision by one of the Company’s credit union customers to service its portfolio in house.

Noninterest expenses were $44.6 million for the quarter ending March 31, 2004, which was an increase of $2.4 million from a year ago. The increase from a year ago is attributable to the acquisition of Granite Bank, which in 2004 contributed three months of expenses compared to one month in 2003.

Income Taxes

The Company and its subsidiaries are taxed on their income at the Federal level and by various states in which they do business. The State of Vermont levies franchise taxes on banks based upon average deposit levels in lieu of taxing income. Franchise taxes are included in income tax expense in the consolidated statements of income.

Income tax expense for the first quarter of 2004 was $10.2 million, up from $9.4 million the same period a year ago. The Company’s effective income tax rate for the first quarter of 2004 was 36.9% compared to 36.1% for the respective period in 2003. The higher effective income tax rate was primarily attributable to increased taxable income in New Hampshire, which has a higher statutory tax rate than other states in which the Company has operations.

Financial Position

The Company invests the majority of its assets in loans and securities. Chittenden Corporation’s total assets at March 31, 2004 were $5.8 billion. Total loans increased $151.6 million from March 31, 2003 and $55.5 million from December 31, 2003. The increase in the loan portfolio from March 31, 2003 was entirely attributable to the double-digit growth in the Company’s commercial and commercial real estate loan portfolios. Partially offsetting the growth in commercial loans was the continued decline in the residential real estate loan portfolio, which experienced faster than expected prepayments. Securities available for sale declined $114.7 million from year-end. The decrease is due to the sale of securities to fund the redemption of borrowings, seasonally lower deposit levels, and the loan growth described above.

Total deposits increased $20.3 million from March 31, 2003 and decreased $135.5 million from year-end. The decrease from year-end is primarily attributable to normal seasonal trends relating to the Company’s municipal, commercial, and captive insurance customers. Borrowings at March 31, 2004 were $312.5 million, a decrease of $241.1 million from the same period a year ago. The decline was due to maturities and the early redemption of $214 million of FHLB borrowings assumed in the Granite acquisition. The Company redeemed $26 million in the first quarter of 2004 and incurred prepayment penalties of approximately $1.2 million on the early termination of these borrowings, which had an effective rate of 3.95%.

Credit Quality

Net charge-off activity totaled $391,000 for the first quarter of 2004 compared to $1.5 million for the same period in 2003. The allowance for loan losses was $57.5 million at March 31, 2004, up from $56.7 million a year ago. Nonperforming assets include nonaccrual loans and foreclosed real estate (Other Real Estate Owned). As of March 31, 2004, nonperforming assets (NPAs) were $20.7 million, an increase of $6.3 million from December 31, 2003. As a percentage of total loans NPAs were 55 basis points compared with 39 basis points for the first quarter of 2003. The level of nonperforming assets in 2004 is consistent with the Company’s historical experience, which has averaged approximately 50 basis points over the last six years.

A summary of credit quality follows:

	3/31/04	12/31/03	3/31/03
	(in thousands)
Loans on nonaccrual	$20,621	$14,331	$14,724
Troubled debt restructurings	—	—	220
Other real estate owned (OREO)	36	100	37

Total nonperforming assets	$20,657	$14,431	$14,981

Loans past due 90 days or more and still accruing interest	$3,201	$4,029	$3,106
Allowance for loan losses	57,500	57,464	56,708
NPAs as % of loans plus OREO	0.55%	0.39%	0.40%
Allowance as % of loans	1.52%	1.54%	1.52%
Allowance as % of nonperforming loans	278.85%	400.99%	379.48%

Provisions for and activity in the allowance for loan losses are summarized as follows:

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Beginning balance	$57,464	$48,197
Provision for loan losses	427	2,050
Allowance acquired through acquisitions	—	7,937
Loans charged off	(1,251)	(2,250)
Loan recoveries	860	774

Ending balance	$57,500	$56,708

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

Adequacy of the allowance is determined using a consistent, systematic methodology which analyzes the size and risk of the loan portfolio. In addition to evaluating the collectibility of specific loans when determining the adequacy of the allowance for loan losses, management also takes into consideration other factors such as changes in the mix and volume of the loan portfolio, historic loss experience, the amount of the delinquencies and loans adversely classified, and economic trends. The adequacy of the allowance for loan losses is assessed by an allocation process whereby specific loss allocations are made against certain adversely classified loans, and general loss allocations are made against segments of the loan portfolio which have similar attributes. The Company’s historical loss experience, industry trends, and the impact of the local and regional economy on the

Company’s borrowers, were considered by management in determining the adequacy of the allowance for loan losses. For a full discussion on the Company’s allowance for loan loss policies see “Allowance for Loan Losses” in the Company’s 2003 annual report on Form 10-K/A.

Mortgage Servicing Rights

The following table summarizes activity for mortgage servicing rights purchased and originated for the three months ended March 31, 2004:

	Purchased	Originated	Total
	(in thousands)
Balance at December 31, 2003	$624	$11,641	$12,265
Additions	0	894	894
Amortization	(215)	(2,526)	(2,741)
Recovery of impairment	67	381	448

Balance at March 31, 2004	$476	$10,390	$10,866

At March 31, 2004, a $2.3 million impairment valuation allowance was necessary to recognize the excess of the mortgage-servicing rights’ book value over their current fair value.

Capital

Stockholders’ equity totaled $599.5 million at March 31, 2004, compared to $579.9 million at December 31, 2003. “Tier One” capital, consisting of common equity and certain types of preferred stock, including the Trust Preferred issuance, measured 10.36% of risk-weighted assets at March 31, 2004. Total capital, including the “Tier Two” allowance for loan losses, was 11.61% of risk-weighted assets and the leverage capital ratio was 8.28%. These ratios placed Chittenden in the “well-capitalized” category according to regulatory standards.

The trust subsidiary, which issued the Company’s trust preferred securities, is no longer consolidated into the Company’s financial statements upon the adoption of FIN 46R in the first quarter of 2004. However, the Company continues to reflect the amounts payable to the trust’s preferred shareholders as debt in its financial statements. At some future point, this accounting change may result in the exclusion of the Trust Preferred securities (TPS) from Tier 1 capital, however, the Federal Reserve Board (FRB) has indicated that it will continue to qualify as such until further notice and that it may be grandfathered for some period of time in the event that they were to conclude that it should no longer qualify. The Company has evaluated the potential impact of such a change on its Tier 1 capital ratio and has concluded that it would remain well capitalized in the event the FRB were to change the regulatory capital treatment of these securities. The regulatory capital treatment of the TPS in the Company’s total capital ratio would be unchanged.

Liquidity

The Company’s liquidity and rate sensitivity are monitored by the asset and liability committee, based upon policies approved by the Board of Directors. The measure of an institution’s liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. The Company’s commercial banking operations generate significant amounts of low cost funds through their deposit gathering operations. For the quarter ended March 31, 2004, the Company’s ratio of average loans to average deposits was approximately 78.2%. At March 31, 2004, the Company maintained cash balances and short-term investments of approximately $154.2 million, compared with $174.9 million at December 31, 2004. Borrowings at March 31, 2004 were $312.5 million compared to $287.4 million on December 31, 2004.

The Company has available borrowing capacity under certain programs including Federal Home Loan Bank borrowings, Treasury Tax & Loan borrowings, repo lines with investment banks, and advised Fed

Funds lines totaling more than $577 million. The Company also has an effective shelf registration statement under which an additional $225 million in debt securities, common stock, preferred stock, or warrants may be offered from time to time.

Aggregate Contractual Obligations

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
FHLB borrowings	$105,153	$52,600	$—	$—	$52,553
Trust preferred securities	125,000	—	—	—	125,000
Data processing contract	12,531	6,911	5,620	—	—
Equity investments commitments to limited partnerships	8,213	981	7,232	—	—
Operating leases	19,338	4,692	10,117	1,415	3,114

Total	$270,235	$65,184	$22,969	$1,415	$180,667

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

Financial instruments whose contractual amounts represent off-balance sheet risk at March 31, 2004 (in thousands):

Loans and Other Committments
Commitments to originate loans	$204,917
Unused home equity lines of credit	301,965
Other unused lines of credit	38,126
Unadvanced portions of construction loans	160,051
Equity investment commitments to limited partnerships	8,213

Standby Letters of Credit
Notional amount fully collateralized by cash	68,618
Notional amount of other standby letters of credit	40,778
Liability associated with letters of credit recorded on balance sheet	235

Item 3.	Qualitative and Quantitative Disclosures About Market Risk

To measure the sensitivity of its income to changes in interest rates, the Company uses a variety of methods, including simulation, valuation techniques and gap analyses. Interest-rate risk is the sensitivity of income to variations in interest rates over both short-term and long-term horizons. The primary goal of interest-rate management is to control this risk within limits approved by the Board of Directors. These limits and guidelines reflect the Company’s tolerance for interest-rate risk. The Company attempts to control interest-rate risk by identifying exposures, quantifying them and taking appropriate actions. For a full discussion of interest-rate risk see “Liquidity and Rate Sensitivity” in the Company’s 2003 annual report on Form 10-K/A. There has not been a material change in the Company’s interest-rate exposure or its anticipated market risk during the current period.

Item 4.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2004, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

PART II - OTHER INFORMATION

Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

(e)	PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

As described in footnote 9 of the Company’s annual report on Form 10-K/A, the Company’s share repurchase program expired December 31, 2003.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

31.1	Certification of Chairman, President and Chief Executive Officer, Paul A. Perrault pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer, Kirk W. Walters pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman, President, and Chief Executive Officer, Paul A. Perrault, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer, Kirk W. Walters, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	REPORTS ON FORM 8-K

The Company’s fourth quarter 2003 press release announcing earnings and quarterly dividends, as well as a copy of the quarterly comparative financial statements and average balance sheet were filed on Form 8-K on January 22, 2004. On March 17, 2004, the Company filed an amendment to this 8-K filing to correct certain typographical errors in the chart entitled “Average Balances, Interest Income and Expense and Average Rates”. These corrections related to the 2002 data and are described in the Form 8-K/A.

A slide presentation distributed at various presentations during the first quarter of 2004 was filed on January 29, 2004.

CHITTENDEN CORPORATION

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHITTENDEN CORPORATION Registrant

May 5, 2004 Date	/S/ PAUL A. PERRAULT

Paul A. Perrault, Chairman, President and Chief Executive Officer

May 5, 2004 Date	/S/ KIRK W. WALTERS

Kirk W. Walters Executive Vice President, Treasurer, and Chief Financial Officer