Form 10-Q
period 2004-06-30
CHITTENDEN CORP /VT/
filed 2004-08-05
CIK 200138

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004

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

At July 30, 2004, there were 36,932,282 shares of the Corporation’s $1.00 par value common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Chittenden Corporation

Consolidated Balance Sheets

(Unaudited)

	June 30, 2004	December 31, 2003
	(in thousands)
Assets
Cash and cash equivalents	$170,940	$174,939
Securities available for sale	1,412,206	1,588,151
FHLB stock	12,240	20,753
Loans held for sale	49,497	25,262
Loans:
Commercial	740,410	658,615
Municipal	66,533	87,080
Real Estate:
Residential
1-4 family	667,676	700,671
Multi-family	189,589	176,478
Home equity	276,640	270,959
Commercial	1,505,880	1,430,945
Construction	129,901	140,801

Total Real Estate	2,769,686	2,719,854
Consumer	249,208	259,135

Total Loans	3,825,837	3,724,684
Less: Allowance for loan losses	(57,969)	(57,464)

Net loans	3,767,868	3,667,220

Accrued interest receivable	27,376	29,124
Other assets	64,145	68,587
Premises and equipment, net	80,241	75,179
Mortgage servicing rights	12,562	12,265
Identified intangibles	21,972	22,733
Goodwill	216,697	216,431

Total assets	$5,835,744	$5,900,644

Liabilities:
Deposits:
Demand	$891,244	$898,920
Savings	541,138	517,789
NOW	912,175	899,018
CMAs/ Money market	1,491,522	1,604,138
Certificates of deposit less than $100,000	779,492	789,066
Certificates of deposit $100,000 and over	298,721	260,960

Total deposits	4,914,292	4,969,891
Securities sold under agreements to repurchase	75,016	78,980
Borrowings	204,122	208,454
Accrued expenses and other liabilities	54,452	63,368

Total liabilities	5,247,882	5,320,693
Stockholders’ Equity:
Preferred stock - $100 par value authorized – 1,000,000 shares; issued and outstanding - none	—	—
Common stock - $1 par value; authorized – 60,000,000 shares; issued – 40,163,091 in 2004 and 40,142,289 in 2003	40,163	40,142
Surplus	258,280	256,974
Retained earnings	361,623	341,441
Treasury stock, at cost – 3,255,342 shares in 2004 and 3,505,739 shares in 2003	(72,967)	(78,579)
Accumulated other comprehensive income	(3,772)	15,595
Directors deferred compensation to be settled in stock	4,562	4,413
Unearned portion of employee restricted stock	(27)	(35)

Total stockholders’ equity	587,862	579,951

Total liabilities and stockholders’ equity	$5,835,744	$5,900,644

The accompanying notes are an integral part of these consolidated financial statements.

Chittenden Corporation

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Interest income:
Interest on loans	$50,461	$52,543	$99,715	$100,124
Investment securities:
Taxable	14,757	18,511	30,337	36,727
Tax-favored	13	42	26	87
Short-term investments	52	123	59	135

Total interest income	65,283	71,219	130,137	137,073

Interest expense:
Deposits	8,539	11,264	16,728	23,060
Borrowings	1,820	3,855	3,774	6,965

Total interest expense	10,359	15,119	20,502	30,025

Net interest income	54,924	56,100	109,635	107,048
Provision for loan losses	1,100	2,050	1,527	4,100

Net interest income after provision for loan losses	53,824	54,050	108,108	102,948

Noninterest income:
Investment management and trust	4,573	3,841	8,922	7,652
Service charges on deposits	4,775	4,735	9,466	9,128
Mortgage servicing	1,204	(829)	437	(1,587)
Gains on sales of loans, net	3,039	6,099	4,940	10,535
Gains on sales of securities	240	9,054	2,042	10,444
Loss on prepayments of borrowings	—	—	(1,194)	—
Credit card income, net	1,022	970	1,930	1,873
Insurance commissions, net	1,728	1,531	4,354	3,144
Retail investment services	903	1,314	1,850	2,210
Other	3,154	3,069	5,894	5,641

Total noninterest income	20,638	29,784	38,641	49,040

Noninterest expense:
Salaries	21,786	23,668	42,666	43,949
Employee benefits	5,679	5,145	11,650	10,002
Net occupancy expense	5,752	6,198	11,777	11,676
Data Processing	1,985	2,161	4,277	4,661
Amortization of intangibles	772	727	1,526	1,238
Conversion and restructuring charges	1,318	6,800	1,470	6,800
Other	8,671	9,561	17,199	18,110

Total noninterest expense	45,963	54,260	90,565	96,436

Income before income taxes	28,499	29,574	56,184	55,552
Income tax expense	10,345	10,947	20,563	20,334

Net income	$18,154	$18,627	$35,621	$35,218

Basic earnings per share	$0.49	$0.51	$0.97	$1.01

Diluted earnings per share	0.49	0.51	0.96	1.00

Dividends per share	0.22	0.20	0.42	0.40

The accompanying notes are an integral part of these consolidated financial statements.

Chittenden Corporation

Consolidated Statements of CashFlows

(Unaudited)

	For the Six Months Ended June 30,
	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income	$35,621	$35,218
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,527	4,100
Depreciation	4,071	4,273
Amortization of intangible assets	1,526	1,238
Amortization of premiums, fees, and discounts, net	8,227	5,895
Provision for (recovery of) impairment of MSR asset	(2,079)	(622)
Investment securities gains	(2,042)	(10,444)
Deferred income taxes	(6,864)	(9,739)
Loans originated for sale	(295,842)	(715,571)
Proceeds from sales of loans	273,987	736,331
Gains on sales of loans, net	(4,940)	(10,535)
Changes in assets and liabilities, net of effect from purchase of acquired companies:
Accrued interest receivable	1,748	4,304
Other assets	8,696	12,552
Accrued expenses and other liabilities	7,659	2,588

Net cash provided by operating activities	31,295	59,588

Cash flows from investing activities:
Cash paid, net of cash acquired in acquisition	(1,120)	(90,468)
Proceeds from sales of Federal Home Loan Bank stock	8,513	946
Proceeds from sales of securities available for sale	141,600	402,045
Proceeds from maturing securities and principal payments on securities available for sale	151,190	305,385
Purchases of securities available for sale	(148,469)	(566,569)
Loans originated, net of principal repayments	(104,337)	(8,022)
Purchases of premises and equipment	(9,091)	(7,618)

Net cash provided by investing activities	38,286	35,699

Cash flows from financing activities:
Net decrease in deposits	(55,599)	(41,812)
Net decrease in borrowings	(8,296)	(21,729)
Proceeds from issuance of treasury and common stock	5,754	2,475
Dividends on common stock	(15,439)	(13,689)

Net cash used in financing activities	(73,580)	(74,755)

Net (increase) decrease in cash and cash equivalents	(3,999)	20,532
Cash and cash equivalents at beginning of period	174,939	192,142

Cash and cash equivalents at end of period	$170,940	$212,674

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$20,787	$29,319
Income taxes	18,802	28,968
Non-cash investing and financing activities:
Loans transferred to other real estate owned	31	196
Issuance of treasury and common stock	5,612	3,839
Assets acquired and liabilities assumed through acquisitions:
Fair value of assets acquired	$854	$1,122,089
Fair value of liabilities assumed	—	1,044,334
Equity issued	—	115,931
Cash paid	1,120	122,998
Goodwill	$266	$161,174

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

NOTE 2 - ACCOUNTING POLICIES ADOPTED

On March 9, 2004, the Securities and Exchange Commission (SEC) issued SEC Staff Accounting Bulletin (SAB) No. 105 – Application of Accounting Principles to Loan Commitments. SAB No. 105 summarizes the views of the staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB No. 105 was issued to address divergence in practice regarding the timing of the recognition of a servicing asset, which some entities were recognizing upon the issuance of a commitment to the customer. Other entities were recording a servicing asset when a loan was funded for eventual sale on the secondary market, while others did not record a servicing asset until the sale of that loan on the secondary market. Specifically, the SAB states that at the date of origination, these loan commitments do not give rise to recognizable assets related to servicing rights or to selling the servicing rights, thus they may not be recorded. In effect, the SAB prohibits the recognition of an Originated Mortgage Servicing Right (OMSR) upon the issuance of a loan commitment that the entity intends to sell after it is funded. As described in footnote 1 of the Company’s 10-K/A for the year ended December 31, 2003, it is the Company’s accounting policy to recognize such OMSRs only upon the sale of the underlying loan.

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

As part of the Company’s first quarter 2004 adoption of FIN 46R, the Company no longer consolidates the Chittenden Capital Trust I (“the Trust”), which issued $125 million of 8% trust preferred securities to the public, in its financial statements. However, the $125 million of junior subordinated debentures issued by the Company to the Trust continues to be classified as borrowings on the Company’s balance sheet, and the related interest expense continues to be so classified on the statements of income. Certain balances between the Company and the Trust, which were previously eliminated in consolidation, have been recognized in the Company’s financial statements.

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

Following is supplemental information reflecting selected pro forma results as if this acquisition had been consummated as of the beginning of the earliest period presented, January 1, 2003 (in thousands, except EPS):

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Total revenue	$75,562	$85,486	$148,276	$164,330
Income before income taxes	28,499	29,153	56,184	58,528
Net income	$18,154	$18,358	$35,621	$36,562
Diluted earnings per share (EPS)	$0.49	$0.50	$0.96	$1.00

Total revenue includes net interest income and noninterest income.

NOTE 4 – ACQUIRED INTANGIBLE ASSETS

	As of June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Core deposit intangibles	$28,541	$11,538	$17,003
Customer list intangible	3,498	418	3,080
Acquired trust relationships	4,000	2,111	1,889

Total	$36,039	$14,067	$21,972

Aggregate Amortization Expense:
For three months ended June 30, 2004	$772
For six months ended June 30, 2004	1,526
Estimated Amortization Expense:

For year ended 12/31/05	$2,768
For year ended 12/31/06	2,659
For year ended 12/31/07	2,659
For year ended 12/31/08	2,659
For year ended 12/31/09	2,659

NOTE 5 – GOODWILL

The changes in the carrying amount of goodwill for the six months ended June 30, 2004 are as follows:

	Commercial Banking Segment	Other Segment	Total
Balance as of December 31, 2003	$211,379	$5,052	$216,431
Goodwill acquired during year	—	266	266
Impairment losses	—	—	—

Balance as of June 30, 2004	$211,379	$5,318	$216,697

NOTE 6 – CAPITAL TRUST SECURITIES

On May 21, 2002, Chittenden Capital Trust I, (which, as a result of the adoption of FIN46-R and as discussed in Note 2, is no longer included in Chittenden Corporation’s consolidated financial statements), issued $125 million of 8% trust preferred securities (“Securities”) to the public and invested the proceeds from this offering in an equivalent amount of junior subordinated debentures issued by Chittenden. These debentures are the sole asset of the trust. The proceeds from the offering, which was net of $4.4 million of issuance costs, were primarily used to fund the cash consideration paid in the Granite Bank transaction. The Securities pay interest quarterly, are mandatorily redeemable on July 1, 2032 and may be redeemed by the Trust at par any time on or after July 1, 2007. Chittenden has fully and unconditionally guaranteed the Securities issued by the Chittenden Capital Trust I.

Concurrent with the issuance of these securities, Chittenden entered into interest rate swap agreements with two counterparties, in which Chittenden will receive 8% fixed on the notional amount of $125 million, while paying the counterparties a variable rate based on the three month LIBOR (London Interbank Offered Rate), plus approximately 122 basis points.

NOTE 7 – COMPREHENSIVE INCOME

The Company’s comprehensive income for the three and six months ended June 30, 2004 and 2003 is presented below (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net Income	$18,154	$18,627	$35,621	$35,218

Unrealized gains/losses on investment securities:
Unrealized holding gains (losses) on securities available for sale, net of tax	(24,995)	9,261	(17,455)	14,980
Reclassification adjustments for (gains) losses arising during period, net of tax	(741)	(6,275)	(1,912)	(7,179)
Accrued minimum pension liability, net of tax	—	228	—	455

Total Comprehensive Income	$(7,582)	$21,841	$16,254	$43,474

NOTE 8 – EARNINGS PER SHARE

The	following table summarizes the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands except per share information)
Net income	$18,154	$18,627	$35,621	$35,218

Weighted average common shares outstanding	36,836	36,475	36,778	34,993
Dilutive effect of common stock equivalents	409	290	453	282

Weighted average common and common equivalent shares outstanding	37,245	36,765	37,231	35,275

Basic earnings per share	$0.49	$0.51	$0.97	$1.01
Diluted earnings per share	0.49	$0.51	0.96	$1.00

The following table summarizes options that could potentially dilute earnings per share in the future which were not included in the computation of the common stock equivalents because to do so would have been antidilutive:

	Three Months Ending June 30,		Six Months Ending June 30,
	2004	2003	2004	2003
Anti-dilutive options	381,134	813,326	360,134	937,147
Weighted average exercise price	$34.51	$30.09	$34.66	$29.69

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

	Three Months Ending June 30,		Six Months Ending June 30,
	2004	2003	2004	2003
	(in thousands except per share information)
Net Income:
As reported	$18,154	$18,627	$35,621	$35,218
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	353	73	1,198	1,157

Pro forma	$17,801	$18,554	$34,423	$34,061

Earnings Per Share:
Basic:
As reported	$0.49	$0.51	$0.97	$1.01
Pro forma	$0.48	0.51	$0.94	0.97
Diluted:
As reported	$0.49	$0.51	$0.96	$1.00
Pro forma	$0.48	0.50	$0.92	0.97

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

Net periodic pension expense components included in employee benefits in the consolidated statements of income are as follows:

	Six Months Ended June 30, (in thousands)
	2004	2003
Service cost	$1,722	$1,172
Interest cost	1,847	1,506
Expected return on plan assets	(2,223)	(1,614)

Net Amortization:
Prior service cost	(295)	(294)
Net actuarial loss	234	—
Transition cost	(72)	(64)

Total amortization	(133)	(358)

Net periodic pension (income) expense	$1,213	$706

As Chittenden previously disclosed in its financial statements for the year ended December 31, 2003, due to a prior contribution made in excess of the minimum required amounts, the Company does not anticipate a required contribution during 2004. On July 14, 2004, the Company made a voluntary contribution of $2 million to the Pension Account Plan.

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

For the Three Months Ended June 30, 2004 (in thousands)	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Net interest income (1)	$55,874	$(950)	$—	$54,924
Noninterest income	19,029	1,609	—	20,638
Provision for loan losses	1,100	—	—	1,100
Noninterest expense	44,640	1,323	—	45,963

Net income (loss) before income tax	29,163	(664)	—	28,499
Income tax expense/(benefit)	10,630	(285)	—	10,345

Net income (loss)	$18,533	$(379)	$—	$18,154

End of Period Assets	$5,864,996	$754,352	$(783,604)	$5,835,744

For the Three Months Ended June 30, 2003 (in thousands)	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Net interest income (1)	$56,772	$(672)	$—	$56,100
Noninterest income	28,242	1,542	—	29,784
Provision for loan losses	2,050	—	—	2,050
Noninterest expense	49,064	5,196	—	54,260

Net income (loss) before income tax	33,900	(4,326)	—	29,574
Income tax expense/(benefit)	12,310	(1,363)	—	10,947

Net income (loss)	$21,590	$(2,963)	$—	$18,627

End of Period Assets	$6,037,730	$834,719	$(829,768)	$6,042,681

For the Six Months Ended June 30, 2004 (in thousands)	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Net interest income (1)	$111,545	$(1,910)	$—	$109,635
Noninterest income	35,424	3,217	—	38,641
Provision for loan losses	1,527	—	—	1,527
Noninterest expense	88,442	2,123	—	90,565

Net income (loss) before income tax	57,000	(816)	—	56,184
Income tax expense/(benefit)	20,820	(257)	—	20,563

Net income (loss)	$36,180	$(559)	$—	$35,621

End of Period Assets	$5,864,996	$754,352	$(783,604)	$5,835,744

For the Six Months Ended June 30, 2003 (in thousands)	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Net interest income (1)	$107,921	$(873)	$—	$107,048
Noninterest income	45,848	3,192	—	49,040
Provision for loan losses	4,100	—	—	4,100
Noninterest expense	86,795	9,641	—	96,436

Net income (loss) before income tax	62,874	(7,322)	—	55,552
Income tax expense/(benefit)	22,707	(2,373)	—	20,334

Net income (loss)	$40,167	$(4,949)	$—	$35,218

End of Period Assets	$6,037,730	$834,719	$(829,768)	$6,042,681

(1)	The Commercial Banking segment derives a majority of its revenue from interest. In addition, management primarily relies on net interest income, not the gross revenue and expense amounts, in managing the segment. Therefore, only the net amount has been disclosed.
(2)	Revenue derived from these non-reportable segments includes insurance commissions from various insurance related products and services, as well as other operations associated with the parent holding company.

NOTE 12 – STOCKHOLDERS’ EQUITY

On July 21, 2004, the Company declared dividends of $0.22 per share or approximately $8.0 million, to be paid on August 13, 2004 to shareholders of record on July 30, 2004.

In addition, Chittenden’s Board of Directors declared a 5-for-4 common stock split. The effect will be an increase in outstanding shares of Chittenden’s common stock from 36.9 million to 46.1 million based on shares outstanding on June 30, 2004. The record date for the stock split is the close of business on August 27, 2004. The additional shares will be distributed on or about September 10, 2004.

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

Financial instruments whose contractual amounts represent off-balance sheet risk at June 30, 2004 (in thousands):

Loans and Other Committments
Commitments to originate loans	229,576
Unused home equity lines of credit	304,392
Other unused lines of credit	39,259
Unadvanced portions of construction loans	168,203
Equity investment commitments to limited partnerships	7,321

Standby Letters of Credit
Notional amount fully collateralized by cash	73,247
Notional amount of other standby letters of credit	36,173
Liability associated with letters of credit recorded on balance sheet	203

NOTE 14–RECENT ACCOUNTING PRONOUNCEMENTS

On December 12, 2003, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position 03-3: Accounting for Certain Loans of Debt Securities Acquired in a Transfer. The Statement of Position (SOP) addresses the accounting for acquired loans that show evidence of having deteriorated in terms of credit quality since their origination (i.e., impaired loans as defined in SFAS 114). Because of their deteriorated credit quality, the loans are generally acquired at a discount (i.e., below their par value). It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. SOP 03-3 does not apply to loans originated and held by the entity. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment.

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

Income Taxes. The Company must estimate income tax expense in each of the jurisdictions in which it operates for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of June 30, 2004, there were no valuation allowances set aside against any deferred tax assets.

Conversion and Restructuring Charges. The Company recognizes restructuring charges in accordance with Statement of Financial Accounting Standard No. 146 Accounting for Costs Associated with Exit or Disposal Activities and SEC Staff Accounting Bulletin No. 10 Restructuring and Impairment Charges, which contain specific guidance regarding the types of, and circumstances under which, certain expenses can be accrued. In general, the Statements require that the Company have a detailed plan in place, which has been communicated to substantially all the employees affected in the staff reduction, branch closures/sales, or computer conversions. Significant management judgment is required in estimating the amount of expense that is appropriate to recognize in relation to these plans.

Management Overview

During the second quarter of 2004, the Company completed the conversion of its core banking applications, for all of its banking subsidiaries, to the Jack Henry Silverlake System. At the same time, the former Granite Bank was merged into Ocean National Bank. In addition, Granite’s former insurance subsidiary was consolidated into Chittenden Insurance Group during the quarter. As a result of these activities, conversion and restructuring charges of $1.3 million (pre-tax), or approximately $0.02 per share (after-tax) were incurred.

Results of Operations

Chittenden Corporation posted second quarter 2004 net income of $0.49 per diluted share, compared to $0.51 per diluted share posted in the second quarter of last year. Net income for the second quarter of 2004 was $18.2 million, compared to $18.6 million recorded in the same quarter a year ago and $17.5 million for the first quarter of 2004. Return on average equity (ROE) was 12.40% for the quarter ended June 30, 2004 compared with 13.34% for the same period in 2003. Return on average assets (ROA) was 1.26% for the second quarter of 2004, flat with the second quarter of last year.

Net interest income on a tax equivalent basis for the three months ended June 30, 2004 was $55.2 million, down from $56.4 million for the same period a year ago. The yield on earning assets was 4.18%, a slight increase from the first quarter of 2004 and up four basis points from the second quarter of 2003. The decline in net interest income is primarily due to lower interest income earned on investments. Investments declined from the second quarter of 2003 due to the sales of securities throughout 2003 to fund the prepayment of borrowings totaling $164 million.

On a year to date basis Chittenden posted net income of $0.96 per diluted share, compared to $1.00 per diluted share posted for the same period of last year. Net income for the first six months of 2004 was $35.6 million, compared to $35.2 million recorded for the first six months of 2003. Return on average equity (ROE) was 12.19% through June 30, 2004 compared with 13.87% for the same period in 2003. Return on average assets (ROA) was 1.24% for the six month period ended June 30, 2004, down from 1.27% for the same period in 2003. Net interest income on a tax equivalent basis for the six months ended June 30, 2004 was $110.2 million, up from $107.6 million for the same period a year ago. The yield on earning assets was 4.18%, flat with a year ago.

The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the three and six months ended June 30, 2004 and 2003:

	For the Three Months Ended June 30, 2004			For the Three Months Ended June 30, 2003
Description	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate (1)
ASSETS
Interest-Earning Assets:
Loans:
Commercial	$715,030	$9,561	5.38%	$618,983	$8,796	5.70%
Municipal	88,460	676	3.06%	72,894	792	4.35%
Real Estate:
Residential	1,163,196	15,197	5.24%	1,302,745	18,259	5.61%
Commercial	1,497,110	19,965	5.36%	1,320,561	18,606	5.65%
Construction	124,017	1,565	5.08%	106,758	1,476	5.54%

Total Real Estate	2,784,323	36,727	5.30%	2,730,064	38,341	5.63%
Consumer	247,169	3,778	6.15%	273,858	4,897	7.17%

Total loans	3,834,982	50,742	5.32%	3,695,799	52,826	5.73%
Investments:
Taxable	1,448,125	14,757	4.08%	1,710,561	18,511	4.33%
Tax-Favored Securities	1,294	20	6.34%	10,274	58	2.32%
Interest-Bearing Deposits	150	0	1.04%	203	1	1.98%
Federal Funds Sold	9,506	50	2.12%	39,735	122	1.23%

Total Interest-Earning Assets	5,294,057	65,569	4.97%	5,456,572	71,518	5.25%

Noninterest-Earning Assets	563,468			543,499
Allowance for Loan Losses	(57,942)			(57,030)

Total Assets	$5,799,583			$5,943,041

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Savings	$527,304	399	0.30%	$505,310	623	0.49%
NOW	894,578	593	0.27%	880,119	1,113	0.51%
CMA/money market	1,506,059	2,637	0.70%	1,497,022	3,546	0.95%
Certificates of deposit under $100,000	777,550	3,604	1.86%	864,357	4,694	2.18%
Certificates of deposit $100,000 and over	301,141	1,306	1.74%	262,179	1,288	1.97%

Total Interest-Bearing Deposits	4,006,632	8,539	0.86%	4,008,987	11,264	1.13%

Borrowings	222,299	1,682	3.04%	391,389	3,340	3.42%
Customer repurchase agreements	68,431	138	0.81%	120,841	515	1.71%

Total Interest-Bearing Liabilities	4,297,362	10,359	0.97%	4,521,217	15,119	1.34%

NonInterest-Bearing Liabilities:
Demand Deposits	862,052			788,966
Other Liabilities	51,102			72,649

Total Liabilities	5,210,516			5,382,832
Stockholders’ Equity	589,067			560,209

Total Liabilities and Stockholders’ Equity	$5,799,583			$5,943,041

Net Interest Income		$55,210			$56,399

Interest Rate Spread (2)			4.00%			3.91%
Net Yield on Earning Assets (3)			4.18%			4.14%

	For the Six Months Ended June 30, 2004			For the Six Months Ended June 30, 2003
Description	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate (1)
ASSETS
Interest-Earning Assets:
Loans:
Commercial	$685,621	$18,134	5.32%	$603,684	$16,898	5.64%
Municipal	89,814	1,363	3.04%	76,021	1,388	3.65%
Real Estate:
Residential	1,163,492	30,250	5.21%	1,194,178	33,842	5.68%
Commercial	1,473,235	39,380	5.38%	1,245,908	35,698	5.78%
Construction	132,567	3,336	5.06%	98,996	2,933	5.97%

Total Real Estate	2,769,294	72,966	5.29%	2,539,082	72,473	5.74%
Consumer	250,892	7,813	6.26%	274,254	9,866	7.25%

Total loans	3,795,621	100,276	5.31%	3,493,041	100,625	5.80%
Investments:
Taxable	1,488,681	30,337	4.08%	1,645,015	36,727	4.47%
Tax-Favored Securities	1,296	41	6.34%	9,817	124	2.54%
Interest-Bearing Deposits	150	1	1.26%	214	2	2.02%
Federal Funds Sold	6,123	57	1.86%	21,622	133	1.25%

Total Interest-Earning Assets	5,291,871	130,712	4.96%	5,169,709	137,611	5.35%

Noninterest-Earning Assets	561,661			470,245
Allowance for Loan Losses	(57,918)			(54,174)

Total Assets	$5,795,614			$5,585,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Savings	$522,361	812	0.31%	$470,278	1,258	0.54%
NOW	880,114	1,143	0.26%	756,199	1,805	0.48%
CMA/money market	1,510,412	5,051	0.67%	1,501,868	7,783	1.04%
Certificates of deposit under $100,000	779,769	7,281	1.88%	809,683	9,627	2.40%
Certificates of deposit $100,000 and over	290,933	2,441	1.69%	252,594	2,587	2.07%

Total Interest-Bearing Deposits	3,983,589	16,728	0.84%	3,790,622	23,060	1.23%
Borrowings	242,583	3,459	2.87%	353,195	5,983	3.40%
Customer repurchase agreements	72,752	315	0.87%	107,461	982	1.83%

Total Interest-Bearing Liabilities	4,298,924	20,502	0.96%	4,251,278	30,025	1.42%

NonInterest-Bearing Liabilities:
Demand Deposits	854,911			748,019
Other Liabilities	53,916			74,533

Total Liabilities	5,207,751			5,073,830
Stockholders’ Equity	587,863			511,950

Total Liabilities and Stockholders’ Equity	$5,795,614			$5,585,780

Net Interest Income		$110,210			$107,586

Interest Rate Spread (2)			4.00%			3.93%
Net Yield on Earning Assets (3)			4.18%			4.18%
(1)	On a fully taxable equivalent basis. Calculated using a Federal income tax rate of 35%. Loan income includes fees.
(2)	Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(3)	Net yield on earning assets is net interest income divided by total interest-earning assets.

The following table attributes changes in the Company’s net interest income (on a fully taxable equivalent basis) to changes in either average balances or average rates. Changes due to both interest rate and volume have been allocated to change due to balance and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

	YTD 2004 Compared with YTD 2003
	Increase (Decrease) in Net Interest Income Due to:		Total Increase (Decrease)
	Average Rate	Average Balance
	(in thousands)
Interest income:
Loans:
Commercial	$(975)	$2,211	$1,236
Municipal	(230)	205	(25)
Real estate
Residential	(2,801)	(791)	(3,592)
Commercial	(2,487)	6,169	3,682
Construction	(449)	852	403

Total real estate	(5,737)	6,230	493
Consumer	(1,356)	(697)	(2,053)

Total loans	(8,298)	7,949	(349)
Investments:
Taxable	(3,128)	(3,262)	(6,390)
Tax-favored	185	(268)	(83)
Interest-bearing deposits in banks	(1)	0	(1)
Federal funds sold	66	(142)	(76)

Total interest income	(11,176)	4,277	(6,899)

Interest expense:
Savings	522	(76)	446
NOWs	816	(154)	662
CMAs/ money market	2,732	0	2,732
Certificates of deposit under $100,000	2,029	317	2,346
Certificates of deposit $100,000 and over	454	(308)	146
Repurchase agreements	515	152	667
Borrowings	932	1,592	2,524

Total interest expense	8,000	1,523	9,523

Change in net interest income	$(3,176)	$5,800	$2,624

Noninterest Income and Noninterest Expense

Noninterest income for the quarter ended June 30, 2004 declined $9.1 million from the same period a year ago. The primary driver was lower gains on sales of securities of $8.8 million. The securities gains generated in the second quarter of 2003 resulted primarily from the rebalancing of the Company’s investment portfolio; these gains were largely offset by conversion charges related to the Company’s decision to change its data processing system of $6.8 million and higher amortization of mortgage servicing rights of $2.1 million. Increases from the same quarter in the prior year in investment management and trust, credit card income, and insurance commissions offset declines in mortgage banking and retail investment services.

Noninterest income for the six months ended June 30, 2004 declined $10.4 million from the same period a year ago. The primary drivers were lower gains on sales of securities of $8.4 million and lower gains on sales of loans of $5.6 million. The gains generated in 2003 were largely offset by higher conversion and restructuring charges of $6.8 million related to the Company’s decision to change its data processing system and higher amortization of mortgage servicing rights of $2.1 million. Increases from the same six-month period a year ago in investment management and trust, and insurance commissions also offset the declines in gains on sales of loans and securities.

Noninterest expenses excluding conversion and restructuring charges were $44.6 million for the second quarter of 2004, a decline of $2.8 million from the same period a year ago. Decreases were recorded in salaries, and other noninterest expense. Salaries declined $1.9 million, which was due to lower levels of incentive accruals and sales-based commissions. Sales-based commissions were down as a result of lower volumes of mortgage loan sales and retail investments.

For the first six months of 2004 noninterest expenses excluding conversion and restructuring charges were $89.1 million, a decline of $541,000 from the same period a year ago. Decreases were recorded in salaries, and other expenses. Salaries declined $1.3 million, which was due to lower levels of incentive accruals and sales-based commissions. The lower variance year-to-date as compared to quarter-to-date was due to the inclusion of Granite Bank for the entire six months of 2004 versus only four months in 2003. Increases were seen in several categories including employee benefits, occupancy, and amortization of intangibles, primarily as a result of the inclusion of Granite for two additional months.

The Company incurred conversion and restructuring charges of $1.3 million in the second quarter of 2004, down from $6.8 million in the same period of 2003. Included in the 2004 charges were personnel costs totaling $600,000, due primarily to stay bonuses and vacation payouts for employees who had previously been notified that they would not be retained after the IT conversion. Other costs consisted of $335,000 related to printing and postage, outsourcing costs of $192,000, and approximately $132,000 of employees’ meals and travel costs. In 2003 conversion charges reflected the Company’s decision to convert its Information Technology (IT) platform to Jack Henry & Associates, Inc., and included $3.1 million related to the termination of existing IT contracts and $3.7 million related to the impairment of computer equipment not portable to the new operating platform.

Income Taxes

The Company and its subsidiaries are taxed on their income at the Federal level and by various states in which they do business. The State of Vermont levies franchise taxes on banks based upon average deposit levels in lieu of taxing income. Franchise taxes are included in income tax expense in the consolidated statements of income.

Year-to-date income tax expense for 2004 was $20.6 million, up from $20.3 million for the same period a year ago. The Company’s effective income tax rate for both periods was 36.6%.

Financial Position

Total loans at June 30, 2004 increased $45.7 million from March 31, 2004 and $101.2 million from year-end. The increase, consistent throughout the franchise, from the first quarter of 2004 was predominately in the commercial and commercial real estate loan portfolios; combined, these two portfolios increased $74.9 million from March 31, 2004 and $156.7 million from year-end. Municipal loans experienced their historical seasonal trend, declining $25.8 million from March 31, 2004, as June 30th coincides with the end of the fiscal year for most municipalities.

Total deposits increased $80.0 million from the first quarter and declined $55.6 million from year-end. Chittenden’s municipal deposit balances typically peak at year-end and decline steadily to their lows at mid-year. Declines in this sector were approximately $60 million and $45 million in the first and second quarters of 2004, respectively. Meanwhile, the non-municipal book grew approximately $125 million from March 31, 2004, after declining approximately $75 million in the first quarter. At June 30, 2004 borrowings declined $32.3 million from the first quarter. This decline was associated with lower levels of overnight Fed Funds purchased as a result of higher deposit levels.

Credit Quality

Net charge-off activity totaled $631,000 for the second quarter of 2004 compared to $1.2 million for the same period in 2003. The allowance for loan losses was $58.0 million at June 30, 2004, an increase of $505,000 from December 31, 2003. Nonperforming assets include nonaccrual loans and foreclosed real estate (Other Real Estate Owned). As of June 30, 2004, nonperforming assets (NPAs) were $20.6 million, an increase of $6.2 million from the exceptionally low level at December 31, 2003 and flat from March 31, 2004. As a percentage of total loans NPAs were 54 basis points compared with 55 basis points for the first quarter of 2004. The level of nonperforming assets in 2004 is consistent with the Company’s historical experience, which has averaged approximately 50 basis points over the last six years.

A summary of credit quality follows:

	6/30/04	3/31/04	12/31/03	6/30/03
	(in thousands)
Loans on nonaccrual	$20,578	$20,621	$14,331	$17,725
Troubled debt restructurings	—	—	—	215
Other real estate owned (OREO)	47	36	100	30

Total nonperforming assets (NPAs)	$20,625	$20,657	$14,431	$17,970

Loans past due 90 days or more and still accruing interest	$3,777	$3,201	$4,029	$1,921
Allowance for loan losses	57,969	57,500	57,464	57,591
NPAs as % of loans plus OREO	0.54%	0.55%	0.39%	0.49%
Allowance as % of loans	1.50%	1.52%	1.54%	1.56%
Allowance as % of nonperforming loans	281.70%	278.85%	400.99%	321.01%

Provisions for and activity in the allowance for loan losses are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Beginning balance	$57,500	$56,708	$57,464	$48,197
Provision for loan losses	1,100	2,050	1,527	4,100
Allowance acquired through acquisitions	—	—	—	7,937
Loans charged off	(1,433)	(2,373)	(2,684)	(4,624)
Loan recoveries	802	1,206	1,662	1,981

Ending balance	$57,969	$57,591	$57,969	$57,591

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

Mortgage Servicing Rights

The following table summarizes activity for mortgage servicing rights purchased and originated for the six months ended June 30, 2004:

	Purchased	Originated	Total
	(in thousands)
Balance at December 31, 2003	$624	$11,641	$12,265
Additions	0	2,560	2,560
Amortization	(340)	(4,002)	(4,342)
Recovery of impairment	319	1,760	2,079

Balance at June 30, 2004	$603	$11,959	$12,562

At June 30, 2004, a $521,000 impairment valuation allowance was necessary to recognize the excess of the mortgage-servicing rights’ book value over their current fair value.

Capital

Stockholders’ equity totaled $587.9 million at June 30, 2004, compared to $579.9 million at December 31, 2003. “Tier One” capital, consisting of common equity and certain types of preferred stock, including the Trust Preferred issuance, measured 10.46% of risk-weighted assets at June 30, 2004. Total capital, including the “Tier Two” allowance for loan losses, was 11.73% of risk-weighted assets and the leverage capital ratio was 8.22%. These ratios placed Chittenden in the “well-capitalized” category according to regulatory standards.

The trust subsidiary, which issued the Company’s trust preferred securities, is no longer consolidated into the Company’s financial statements upon the adoption of FIN 46R in the first quarter of 2004. However, the Company continues to reflect the amounts payable to the trust’s preferred shareholders as debt in its financial statements. On May 6, 2004 the Federal Reserve Board proposed a rule that would retain trust preferred securities in Tier One capital of bank holding companies, but with stricter quantitative limits and clearer standards. Under the proposal, after a three-year transition period, which would end on March 31, 2007, the aggregate amount of trust preferred securities would be limited to 25 percent of tier 1 capital elements, net of goodwill.

The Company has evaluated the potential impact of such a change on its Tier 1 capital ratio and has concluded that it would remain well capitalized in the event the FRB were to change the regulatory capital treatment of these securities. The regulatory capital treatment of the TPS in the Company’s total capital ratio would be unchanged.

Liquidity

The Company’s liquidity and rate sensitivity are monitored by the asset and liability committee, based upon policies approved by the Board of Directors. The measure of an institution’s liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. The Company’s commercial banking operations generate significant amounts of low cost funds through their deposit gathering operations. For the quarter ended June 30, 2004, the Company’s ratio of average loans to average deposits was approximately 78.8%. At June 30, 2004, the Company maintained cash balances and short-term investments of approximately $170.9 million, compared with $174.9 million at December 31, 2004. Borrowings at June 30, 2004 were $279.1 million compared to $287.4 million on December 31, 2004. Borrowings declined from year-end due to lower levels of overnight Fed Funds purchased as a result of higher deposit levels.

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

Aggregate Contractual Obligations

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
FHLB borrowings	$76,938	$24,400	$—	$—	$52,538
Trust preferred securities	125,000	—	—	—	125,000
Data processing contract	5,241	524	3,145	1,572	—
Equity investments commitments to limited partnerships	7,321	351	6,970	—	—
Operating leases	19,850	4,907	10,398	1,431	3,114

Total	$234,350	$34,587	$16,108	$3,003	$180,652

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

Financial instruments whose contractual amounts represent off-balance sheet risk at June 30, 2004 (in thousands):

Loans and Other Committments
Commitments to originate loans	229,576
Unused home equity lines of credit	304,392
Other unused lines of credit	39,259
Unadvanced portions of construction loans	168,203
Equity investment commitments to limited partnerships	7,321

Standby Letters of Credit
Notional amount fully collateralized by cash	73,247
Notional amount of other standby letters of credit	36,173
Liability associated with letters of credit recorded on balance sheet	203

Item 3.	Qualitative and Quantitative Disclosures About Market Risk

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2004, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. As noted in item 2, Management’s Discussion & Analysis of Financial Condition and Results of Operations, the Company completed the conversion of its core banking applications, for all of its banking subsidiaries, to the Jack Henry Silverlake System. The nature of the conversion was to change the core processing tool used by the Company, which resulted in all banking affiliates being on a common platform. This conversion did not materially impact the procedures and controls the Company utilizes in the operation of its business.

PART II - OTHER INFORMATION

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(e)	PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

As described in footnote 9 of the Company’s annual report on Form 10-K/A for the period ended December 31, 2003, the Company’s share repurchase program expired December 31, 2003.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Annual Meeting, April 21, 2004

Proposal 1:

Election of three directors, each to serve for a term of three years.

DIRECTOR	FOR	AUTHORITY WITHHELD
Charles W. Smith	30,382,916	1,963,866
Pall D. Spera	30,385,782	1,961,000
Owen D. Wells	30,546,419	1,800,363

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

31.1	Certification of Chairman, President and Chief Executive Officer, Paul A. Perrault pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer, Kirk W. Walters pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman, President, and Chief Executive Officer, Paul A. Perrault, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer, Kirk W. Walters, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	REPORTS ON FORM 8-K

The Company’s first quarter 2004 press release announcing earnings and quarterly dividends, as well as a copy of the quarterly comparative financial statements was filed on Form 8-K on April 22, 2004.

The Company’s investor presentation distributed at various analyst meetings was filed on Form 8-K on April 27, 2004.

A slide presentation as of March 31, 2004 was filed on Form 8-K on May 21, 2004.

CHITTENDEN CORPORATION

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHITTENDEN CORPORATION
Registrant

August 5, 2004 Date	/S/ PAUL A. PERRAULT
Paul A. Perrault,
Chairman, President and
Chief Executive Officer

August 5, 2004 Date	/S/ KIRK W. WALTERS
Kirk W. Walters
Executive Vice President,
Treasurer, and Chief Financial Officer