Form 10-Q
period 2004-09-30
CHITTENDEN CORP /VT/
filed 2004-11-04
CIK 200138

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004

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

At October 29, 2004, there were 46,278,740 shares of the Corporation’s $1.00 par value common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Chittenden Corporation

Consolidated Balance Sheets

(Unaudited)

	September 30, 2004	December 31, 2003
	(in thousands)
Assets
Cash and cash equivalents	$165,191	$174,939
Securities available for sale	1,458,149	1,588,151
FRB and FHLB stock	19,243	20,753
Loans held for sale	35,723	25,262
Loans:
Commercial	770,933	658,615
Municipal	105,781	87,080
Real Estate:
Residential
1-4 family	685,714	700,671
Multi-family	181,622	176,478
Home equity	287,479	270,959
Commercial	1,558,221	1,430,945
Construction	143,871	140,801

Total Real Estate	2,856,907	2,719,854
Consumer	246,889	259,135

Total Loans	3,980,510	3,724,684
Less: Allowance for loan losses	(58,598)	(57,464)

Net loans	3,921,912	3,667,220
Accrued interest receivable	26,607	29,124
Other assets	58,574	68,587
Premises and equipment, net	82,409	75,179
Mortgage servicing rights	12,119	12,265
Identified intangibles	21,196	22,733
Goodwill	216,697	216,431

Total assets	$6,017,820	$5,900,644

Liabilities:
Deposits:
Demand	$907,396	$898,920
Savings	534,286	517,789
NOW	903,307	899,018
CMAs/ Money market	1,603,059	1,604,138
Certificates of deposit less than $100,000	755,494	789,066
Certificates of deposit $100,000 and over	388,935	260,960

Total deposits	5,092,477	4,969,891
Securities sold under agreements to repurchase	71,056	78,980
Borrowings	182,450	208,454
Accrued expenses and other liabilities	60,769	63,368

Total liabilities	5,406,752	5,320,693
Stockholders’ Equity:
Preferred stock - $100 par value authorized – 1,000,000 shares; issued and outstanding - none	—	—
Common stock - $1 par value; authorized – 60,000,000 shares; issued – 50,201,523 in 2004 and 50,177,861 in 2003	50,202	50,178
Surplus	248,828	246,938
Retained earnings	372,980	341,441
Treasury stock, at cost – 3,960,432 shares in 2004 and 4,514,421 shares in 2003	(71,017)	(78,579)
Accumulated other comprehensive income	5,377	15,595
Directors deferred compensation to be settled in stock	4,720	4,413
Unearned portion of employee restricted stock	(22)	(35)

Total stockholders’ equity	611,068	579,951

Total liabilities and stockholders’ equity	$6,017,820	$5,900,644

The accompanying notes are an integral part of these consolidated financial statements.

Chittenden Corporation

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Interest income:
Interest on loans	$53,090	$49,434	$152,805	$149,558
Investment securities:
Taxable	14,807	17,648	45,144	54,375
Tax-favored	13	61	40	148
Short-term investments	59	88	119	223

Total interest income	67,969	67,231	198,108	204,304

Interest expense:
Deposits	9,411	9,605	26,139	32,665
Borrowings	1,889	2,965	5,664	9,930

Total interest expense	11,300	12,570	31,803	42,595

Net interest income	56,669	54,661	166,305	161,709
Provision for loan losses	1,025	2,050	2,553	6,150

Net interest income after provision for loan losses	55,644	52,611	163,752	155,559

Noninterest income:
Investment management and trust	4,813	3,983	13,735	11,634
Service charges on deposits	4,241	4,583	13,707	13,711
Mortgage servicing	(162)	1,275	419	(311)
Gains on sales of loans, net	2,261	6,959	7,057	17,494
Gains on sales of securities	186	3,305	2,228	14,349
Loss on prepayments of borrowings	—	(2,154)	(1,194)	(2,154)
Credit card income, net	1,146	1,149	3,076	3,022
Insurance commissions, net	1,389	2,041	5,742	5,185
Retail investment services	715	1,287	2,565	3,497
Other	3,252	2,570	9,147	7,611

Total noninterest income	17,841	24,998	56,482	74,038

Noninterest expense:
Salaries	20,652	23,233	63,317	67,183
Employee benefits	5,027	5,419	16,677	15,421
Net occupancy expense	5,481	5,977	17,259	17,654
Data processing	994	2,319	5,271	6,980
Amortization of intangibles	776	755	2,303	1,993
Conversion and restructuring charges	505	—	1,975	6,800
Other	9,376	9,155	26,574	27,264

Total noninterest expense	42,811	46,858	133,376	143,295

Income before income taxes	30,674	30,751	86,858	86,302
Income tax expense	11,196	10,887	31,759	31,221

Net income	$19,478	$19,864	$55,099	$55,081

Basic earnings per share	$0.42	$0.43	$1.20	$1.24
Diluted earnings per share	0.42	0.43	1.18	1.23
Dividends per share	0.18	0.16	0.52	0.48

The accompanying notes are an integral part of these consolidated financial statements.

Chittenden Corporation

Consolidated Statements of CashFlows

(Unaudited)

	For the Nine Months Ended September 30,
	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income	$55,099	$55,081
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,553	6,150
Depreciation	5,948	6,544
Amortization of intangible assets	2,302	1,993
Amortization of premiums, fees, and discounts, net	13,423	9,010
Recovery of provision for impairment of MSR asset	(2,113)	(3,898)
Investment securities gains	(2,228)	(14,349)
Deferred income taxes	(1,483)	(14,024)
Loans originated for sale	(375,741)	(1,142,958)
Proceeds from sales of loans	368,630	1,172,400
Gains on sales of loans, net	(7,057)	(17,494)
Changes in assets and liabilities, net of effect from purchase of acquired companies:
Accrued interest receivable	2,517	5,235
Other assets	13,313	1,545
Accrued expenses and other liabilities	5,972	(1,371)

Net cash provided by operating activities	81,135	63,864

Cash flows from investing activities:
Cash paid, net of cash acquired in acquisition	(1,120)	(90,468)
Proceeds from sales of Federal Home Loan Bank stock	8,513	946
Purchase of Federal Reserve Bank stock	(7,003)	—
Proceeds from sales of securities available for sale	211,900	583,600
Proceeds from maturing securities and principal payments on securities available for sale	218,910	503,568
Purchases of securities available for sale	(318,560)	(846,200)
Loans originated, net of principal repayments	(263,651)	(96,868)
Purchases of premises and equipment	(13,136)	(11,770)

Net cash provided by (used in) investing activities	(164,147)	42,808

Cash flows from financing activities:
Net increase in deposits	122,586	109,375
Net decrease in borrowings	(33,928)	(180,389)
Proceeds from issuance of treasury and common stock	8,166	2,888
Dividends on common stock	(23,560)	(20,991)

Net cash provided by (used in) financing activities	73,264	(89,117)

Net (increase) decrease in cash and cash equivalents	(9,748)	17,555
Cash and cash equivalents at beginning of period	174,939	192,142

Cash and cash equivalents at end of period	$165,191	$209,697

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$32,427	$41,318
Income taxes	19,582	48,065
Non-cash investing and financing activities:
Loans transferred to other real estate owned	1,001	267
Issuance of treasury and common stock	7,562	4,165
Assets acquired and liabilities assumed through acquisitions:
Fair value of assets acquired	$854	$1,122,089
Fair value of liabilities assumed	—	1,044,334
Equity issued	—	115,931
Cash paid	1,120	122,998
Goodwill	$266	$161,174

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

On July 22, 2004, the Company declared a five-for-four stock split which was distributed on September 10, 2004 to stockholders of record August 27, 2004. This stock split has been reflected in the accompanying balance sheets as of September 30, 2004 and December 31, 2003; all share and per share amounts presented herein have been restated to reflect the split.

NOTE 2 – ACCOUNTING POLICIES ADOPTED

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

In December 2003, the Financial Accounting Standards Board (FASB) issued a revision to FASB Interpretation No. 46, Consolidation of Variable Interest Entities, (or VIEs) which addresses consolidation by business enterprises of variable interest entities. FIN 46R expands upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Under previous guidance, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The Interpretation requires a variable interest entity to be consolidated by a company if that company is the “primary beneficiary” of that entity. The primary beneficiary is subject to a majority of the risk of loss from the VIE’s activities, or is entitled to receive a majority of the VIE’s residual returns, or both. The Company has evaluated all of the variable interest entities with which it is associated. Based upon that evaluation, no VIE’s meeting the definition of a primary beneficiary were identified. The adoption of FIN 46R did not have a material effect on the Company’s financial position or results of operations.

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

Following is supplemental information reflecting selected pro forma results as if this acquisition had been consummated as of the beginning of the earliest period presented, January 1, 2003 (in thousands, except EPS):

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Total revenue	$74,510	$79,635	$222,786	$244,013
Income before income taxes	30,674	30,727	86,858	89,302
Net income	$19,478	$19,850	$55,099	$56,440
Diluted earnings per share (EPS)	$0.42	$0.43	$1.18	$1.23

Total revenue includes net interest income and noninterest income.

NOTE 4 – ACQUIRED INTANGIBLE ASSETS

	As of September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Core deposit intangibles	$28,541	$12,148	$16,393
Customer list intangibles	3,498	514	2,984
Acquired trust relationships	4,000	2,181	1,819

Total	$36,039	$14,843	$21,196

Aggregate Amortization Expense:
For three months ended September 30, 2004	$776
For nine months ended September 30, 2004	$2,303
Estimated Amortization Expense:
For year ended 12/31/05	$2,768
For year ended 12/31/06	2,659
For year ended 12/31/07	2,659
For year ended 12/31/08	2,659
For year ended 12/31/09	2,659

NOTE 5 – GOODWILL

The changes in the carrying amount of goodwill for the nine months ended September 30, 2004 are as follows:

	Commercial Banking Segment	Other Segment	Total
Balance as of December 31, 2003	$211,379	$5,052	$216,431
Goodwill acquired during year	266	—	266
Impairment losses	—	—	—

Balance as of September 30, 2004	$211,645	$5,052	$216,697

NOTE 6 – CAPITAL TRUST SECURITIES

On May 21, 2002, Chittenden Capital Trust I, issued $125 million of 8% trust preferred securities (“Securities”) to the public and invested the proceeds from this offering in an equivalent amount of junior subordinated debentures issued by Chittenden. These debentures are the sole asset of the trust. The proceeds from the offering, which was net of $4.4 million of issuance costs, were primarily used to fund the cash consideration paid in the Granite Bank transaction. The Securities pay interest quarterly, are mandatorily redeemable on July 1, 2032 and may be redeemed by the Trust at par any time on or after July 1, 2007. Chittenden has fully and unconditionally guaranteed the Securities issued by the Chittenden Capital Trust I.

Concurrent with the issuance of these securities, Chittenden entered into interest rate swap agreements with two counterparties, in which Chittenden will receive 8% fixed on the notional amount of $125 million, while paying the counterparties a variable rate based on the three month LIBOR (London Interbank Offered Rate), plus approximately 122 basis points.

NOTE 7 – COMPREHENSIVE INCOME

The Company’s comprehensive income for the three and nine months ended September 30, 2004 and 2003 is presented below (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Net Income	$19,478	$19,864	$55,099	$55,081
Unrealized gains/losses on investment securities:
Unrealized holding gains (losses) on securities available for sale, net of tax	10,042	(8,617)	(7,413)	6,364
Reclassification adjustments for (gains) losses arising during period, net of tax	(893)	(2,148)	(2,805)	(9,327)
Accrued minimum pension liability, net of tax	—	3,829	—	4,284

Total Comprehensive Income	$28,627	$12,928	$44,881	$56,402

NOTE 8 – EARNINGS PER SHARE

The	following table summarizes the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands except per share information)
Net income	$19,478	$19,864	$55,099	$55,081

Weighted average common shares outstanding	46,188	45,637	46,043	44,380
Dilutive effect of common stock equivalents	675	434	604	376

Weighted average common and common equivalent shares	46,863	46,071	46,647	44,756

Basic earnings per share	$0.42	$0.43	$1.20	$1.24
Diluted earnings per share	0.42	0.43	1.18	1.23

The following table summarizes options that could potentially dilute earnings per share in the future which were not included in the computation of the common stock equivalents because to do so would have been antidilutive:

	Three Months Ending September 30,			Nine Months Ending September 30,
	2004	2003	2004	2003
Anti-dilutive options	449,414	813,064	759,720	1,497,595
Weighted average exercise price	$29.90	$24.83	$28.61	$23.89

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

	Three Months Ending September 30,		Nine Months Ending September 30,
	2004	2003	2004	2003
	(in thousands except per share information)
Net Income:
As reported	$19,478	$19,864	$55,099	$55,081
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,166	1,381	2,439	2,574

Pro forma	$18,312	$18,483	$52,660	$52,507

Earnings Per Share:
Basic:
As reported	$0.42	$0.43	$1.20	$1.24
Pro forma	0.40	0.41	1.14	1.18
Diluted:
As reported	$0.42	$0.43	$1.18	$1.23
Pro forma	0.39	0.40	1.13	1.17

The SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995. The resulting pro forma compensation cost may not be representative of that to be expected in future periods and is primarily affected by the number of stock options granted in a particular period.

NOTE 10 – EMPLOYEE BENEFITS

Pension Plan

As of January 1, 2004, the Company sponsored two qualified defined benefit pension plans that together covered substantially all of its employees. The Chittenden Pension Account Plan (“Chittenden Plan”) covers substantially all employees other than employees of Granite Bank and GSBI Insurance Group (“GSBI”) who meet minimum age and service requirements and provides benefits based on years of service and compensation earned during those years of service. The Retirement Plan of Granite State Bankshares, Inc. in RSI Retirement Trust (“Granite Plan”) covered substantially all employees of Granite Bank and GSBI who meet minimum age and service requirements and provides benefits based on years of service and final average compensation. Granite Bank and GSBI were acquired by the Company effective February 28, 2003.

Effective December 31, 2003, benefits earned under the Granite Plan were frozen. On September 30, 2004 the Company merged the Granite Plan into the Chittenden Plan, which the Company continues to sponsor, and which continues to cover substantially all of its employees. Effective January 1, 2004, eligible employees of Granite Bank and GSBI began to earn benefits under the Chittenden Plan.

Net periodic pension expense components included in employee benefits in the consolidated statements of income are as follows:

	Nine Months Ended September 30, (in thousands)
	2004	2003
Service cost	$2,570	$1,758
Interest cost	2,772	2,261
Expected return on plan assets	(3,337)	(2,422)

Net Amortization:
Prior service cost	(442)	(442)
Net actuarial loss	351	—
Transition cost	(117)	(96)

Total amortization	(208)	(538)

Net periodic pension expense	$1,797	$1,059

As Chittenden previously disclosed in its financial statements for the year ended December 31, 2003, due to a prior contribution made in excess of the minimum required amounts, the Company does not anticipate a required contribution during 2004. The Company has made voluntary contributions totaling $5 million to the Pension Account Plan during 2004.

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

For the Three Months Ended September 30, 2004 (in thousands)	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Net interest income (1)	$57,789	$(1,120)	$—	$56,669
Noninterest income	16,340	1,501	—	17,841
Provision for loan losses	1,025	—	—	1,025
Noninterest expense	41,499	1,312	—	42,811

Net income (loss) before income taxes	31,605	(931)	—	30,674
Income tax expense/(benefit)	11,449	(253)	—	11,196

Net income (loss)	$20,156	$(678)	$—	$19,478

End of Period Assets	$6,076,619	$768,837	$(827,636)	$6,017,820

For the Three Months Ended September 30, 2003 (in thousands)	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Net interest income (1)	$55,275	$(614)	$—	$54,661
Noninterest income	22,907	2,091	—	24,998
Provision for loan losses	2,050	—	—	2,050
Noninterest expense	45,201	1,657	—	46,858

Net income (loss) before income taxes	30,931	(180)	—	30,751
Income tax expense/(benefit)	10,929	(42)	—	10,887

Net income (loss)	$20,002	$(138)	$—	$19,864

End of Period Assets	$6,022,229	$856,959	$(856,762)	$6,022,426

For the Nine Months Ended September 30, 2004 (in thousands)	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Net interest income (1)	$169,335	$(3,030)	$—	$166,305
Noninterest income	51,765	4,717	—	56,482
Provision for loan losses	2,553	—	—	2,553
Noninterest expense	129,942	(3,434)	—	133,376

Net income (loss) before income taxes	88,605	(1,747)	—	86,858
Income tax expense/(benefit)	32,270	(511)	—	31,759

Net income (loss)	$56,335	$(1,236)	$—	$55,099

End of Period Assets	$6,076,619	$768,837	$(827,636)	$6,017,820

For the Nine Months Ended September 30, 2003 (in thousands)	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Net interest income (1)	$163,181	$(1,472)	$—	$161,709
Noninterest income	68,688	5,350	—	74,038
Provision for loan losses	6,150	—	—	6,150
Noninterest expense	138,759	4,536	—	143,295

Net income (loss) before income taxes	86,960	(658)	—	86,302
Income tax expense/(benefit)	31,417	(196)	—	31,221

Net income (loss)	$55,543	$(462)	$—	$55,081

End of Period Assets	$6,022,229	$856,959	$(856,762)	$6,022,426

(1)	The Commercial Banking segment derives a majority of its revenue from interest. In addition, management primarily relies on net interest income, not the gross revenue and expense amounts, in managing the segment. Therefore, only the net amount has been disclosed.

(2)	Revenue derived from these non-reportable segments includes insurance commissions from various insurance related products and services, as well as other operations associated with the parent holding company.

NOTE 12 – STOCKHOLDERS’ EQUITY

On October 21, 2004, the Company declared dividends of $0.18 per share or approximately $8.3 million, to be paid on November 12, 2004 to shareholders of record on October 29, 2004. In addition, on September 10, 2004 Chittenden distributed the additional shares from the Company’s 5-for-4 common stock split.

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

Financial instruments whose contractual amounts represent off-balance sheet risk at September 30, 2004 (in thousands):

Loans and Other Commitments
Commitments to originate loans	$242,615
Unused home equity lines of credit	312,070
Other unused lines of credit	39,070
Unadvanced portions of construction loans	209,649
Equity investment commitments to limited partnerships	6,587
Standby Letters of Credit
Notional amount fully collateralized by cash	71,124
Notional amount of other standby letters of credit	29,606
Liability associated with letters of credit recorded on balance sheet	661

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS

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

Mortgage Servicing Rights (MSRs). Servicing assets are recognized as separate assets when rights are acquired through purchase or the sale of financial assets on a servicing-retained basis. Capitalized servicing rights are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying servicing rights by predominant characteristics, such as interest rates and original loan terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. When the book value of an individual stratum exceeds its fair value, an impairment reserve is recognized so that each individual stratum is carried at the lower of its amortized book value or fair value. In periods of falling market interest rates, accelerated loan prepayment speeds can adversely impact the fair value of these servicing rights relative to their book value. In the event that the fair value of these assets were to increase in the future, the Company can recognize the increased fair value to the extent of the impairment allowance but cannot recognize an asset in excess of its amortized book value. Future changes in management’s assessment of the impairment of these servicing assets, as a result of changes in observable market data relating to market interest rates, loan prepayment speeds, and other factors, could impact the Company’s financial condition and results of operations either positively or adversely.

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

Income Taxes. The Company estimates income tax expense in each of the jurisdictions in which it operates for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of September 30, 2004, there were no valuation allowances set aside against any deferred tax assets.

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

Management Overview

During the second quarter of 2004, the Company completed the conversion of its core banking applications, for all of its banking subsidiaries, to the Jack Henry Silverlake System. At the same time, the former Granite Bank was merged into Ocean National Bank. In addition, Granite’s former insurance subsidiary was consolidated into Chittenden Insurance Group during the quarter. As a result of these activities, conversion and restructuring charges for the first nine months of $1.98 million (pre-tax), or approximately $0.03 per share (after-tax) were incurred.

Results of Operations

Chittenden posted third quarter 2004 net income of $0.42 per diluted share, compared to $0.43 per diluted share posted in the third quarter of last year. Net income for the third quarter of 2004 was $19.5 million, compared to $19.9 million recorded in the same quarter a year ago. Return on average equity (ROE) was 13.11% for the quarter ended September 30, 2004 compared with 14.19% for the same period in 2003. Return on average assets (ROA) was 1.31% for the third quarter of 2004 an increase of 5 basis points from the second quarter of 2004 and a decline of 1 basis point from the third quarter of last year.

Net interest income on a tax equivalent basis for the three months ended September 30, 2004 was $57.0 million, an increase from $55.0 million for the same period a year ago. The yield on earning assets was 4.20%, a slight increase from the second quarter of 2004 and up 22 basis points from the third quarter of 2003. In the third quarter of 2003 the Company recognized accelerated purchase accounting amortization of $1.7 million primarily due to heavy prepayments on Granite’s residential mortgages, which accounted for 13 basis points of the 22 basis points variance from the third quarter of last year.

On a year to date basis Chittenden posted net income of $1.18 per diluted share, compared to $1.23 per diluted share posted for the same period of last year. Net income for the first nine months of 2004 was $55.1 million, flat with the amount recorded for the first nine months of 2003. Return on average equity was 12.54% through September 30, 2004 compared with 13.98% for the same period in 2003. Return on average assets was 1.26% for the nine-month period ended September 30, 2004, down from 1.29% for the same period in 2003. Net interest income on a tax equivalent basis for the nine months ended September 30, 2004 was $167.2 million, up from $162.6 million for the same period a year ago. The yield on earning assets was 4.19%, an increase of 9 basis points from a year ago. The aforementioned accelerated purchase accounting amortization in 2003 led to 4 basis points of the year-over-year increase.

The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the three and nine months periods ended September 30, 2004 and 2003:

For the Three Months Ended September 30, 2004			For the Three Months Ended September 30, 2003				For the Nine Months Ended September 30, 2004			For the Nine Months Ended September 30, 2003
Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)	Description	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)
						ASSETS
						Interest-Earning Assets:
						Loans:
$753,618	$10,237	5.40%	$659,503	$9,023	5.43%	Commercial	$705,931	$28,371	5.37%	$622,770	$25,921	5.56%
102,206	799	3.13%	100,712	759	3.01%	Municipal	93,975	2,162	3.07%	84,350	2,147	3.39%
						Real Estate:
1,181,885	15,859	5.36%	1,246,866	14,965	4.79%	Residential	1,170,668	46,109	5.25%	1,211,982	48,807	5.37%
1,527,187	21,080	5.49%	1,343,864	18,542	5.47%	Commercial	1,491,623	60,460	5.41%	1,278,785	54,240	5.67%
135,682	1,844	5.41%	120,487	1,613	5.31%	Construction	136,280	5,180	5.08%	106,181	4,546	5.72%

2,844,754	38,783	5.43%	2,711,217	35,120	5.15%	Total Real Estate	2,798,571	111,749	5.33%	2,596,948	107,593	5.53%
250,197	3,636	5.78%	280,316	4,835	6.84%	Consumer	249,591	11,449	6.13%	276,246	14,701	7.11%

3,950,775	53,455	5.39%	3,751,748	49,737	5.27%	Total loans	3,848,068	153,731	5.33%	3,580,314	150,362	5.61%
						Investments:
1,439,643	14,807	4.11%	1,691,276	17,648	4.17%	Taxable	1,472,216	45,145	4.09%	1,660,540	54,375	4.37%
1,295	20	6.27%	17,353	86	1.96%	Tax-Favored Securities	1,295	61	6.31%	12,357	210	2.27%
150	0	1.09%	150	1	2.64%	Interest-Bearing Deposits	150	1	1.20%	192	3	2.04%
22,887	50	0.86%	36,302	88	0.96%	Federal Funds Sold	11,642	106	1.22%	36,569	221	0.81%

5,414,750	68,332	5.03%	5,496,829	67,560	4.89%	Total Interest-Earning Assets	5,333,371	199,044	4.98%	5,289,972	205,171	5.18%

573,866			535,877			Noninterest-Earning Assets	563,315			492,363
(58,344)			(58,154)			Allowance for Loan Losses	(58,061)			(55,515)

$5,930,272			$5,974,552			Total Assets	$5,838,625			$5,726,820

						LIABILITIES AND
						STOCKHOLDERS’ EQUITY
						Interest-Bearing Liabilities:
						Savings
538,913	411	0.30%	526,894	432	0.33%		527,918	1,223	0.31%	515,046	1,690	0.44%
892,358	628	0.28%	901,126	713	0.31%	NOW	884,226	1,771	0.27%	805,036	2,517	0.42%
1,570,431	3,019	0.76%	1,565,010	2,830	0.72%	CMA/money market	1,530,564	8,070	0.70%	1,523,154	10,615	0.93%
765,759	3,637	1.89%	835,307	4,491	2.13%	Certificates of deposit under $100,000	775,005	10,918	1.88%	818,354	14,118	2.31%
353,403	1,716	1.93%	250,501	1,139	1.80%	Certificates of deposit $100,000 and over	311,979	4,157	1.78%	251,862	3,725	1.98%

4,120,864	9,411	0.91%	4,078,838	9,605	0.93%	Total Interest-Bearing Deposits	4,029,692	26,139	0.87%	3,913,452	32,665	1.12%
192,738	1,739	3.59%	316,968	2,720	3.41%	Borrowings	225,738	5,199	3.08%	350,980	8,704	3.31%
74,585	150	0.80%	92,653	245	1.05%	Customer repurchase agreements	73,264	465	0.85%	102,484	1,226	1.60%

4,388,187	11,300	1.02%	4,488,459	12,570	1.11%	Total Interest-Bearing Liabilities	4,328,694	31,803	0.98%	4,366,916	42,595	1.30%

						NonInterest-Bearing Liabilities:
897,127			862,228			Demand Deposits	868,889			760,806
53,821			68,298			Other Liabilities	53,893			72,445

5,339,135			5,418,985			Total Liabilities	5,251,476			5,200,167
591,137			555,567			Stockholders’ Equity	587,149			526,653

$5,930,272			$5,974,552			Total Liabilities and Stockholders’ Equity	$5,838,625			$5,726,820

	$57,032			$54,990		Net Interest Income		$167,241			$162,576

		4.01%			3.78%	Interest Rate Spread (2)			4.00%			3.88%
		4.20%			3.98%	Net Yield on Earning Assets (3)			4.19%			4.10%

(1)	On a fully taxable equivalent basis. Calculated using a Federal income tax rate of 35%. Loan income includes fees.

(2)	Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.

(3)	Net yield on earning assets is net interest income divided by total interest-earning assets.

The following table attributes changes in the Company’s net interest income (on a fully taxable equivalent basis) to changes in either average balances or average rates. Changes due to both interest rate and volume have been allocated to change due to balance and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

	YTD 2004 Compared with YTD 2003
	Increase (Decrease) in Net Interest Income Due to:		Total Increase (Decrease)
	Average Rate	Average Balance
	(in thousands)
Interest income:
Loans:
Commercial	$(915)	$3,365	$2,450
Municipal	(204)	219	15
Real estate
Residential	(1,071)	(1,627)	(2,698)
Commercial	(2,399)	8,619	6,220
Construction	(509)	1,143	634

Total real estate	(3,979)	8,135	4,156
Consumer	(2,020)	(1,232)	(3,252)

Total loans	(7,118)	10,487	3,369
Investments:
Taxable	(3,523)	(5,707)	(9,230)
Tax-favored	373	(522)	(149)
Interest-bearing deposits in banks	(1)	(1)	(2)
Federal funds sold	112	(227)	(115)

Total interest income	(10,157)	4,030	(6,127)

Interest expense:
Savings	492	(25)	467
NOWs	898	(152)	746
CMAs/ money market	2,553	(8)	2,545
Certificates of deposit under $100,000	2,551	649	3,200
Certificates of deposit $100,000 and over	353	(785)	(432)
Repurchase agreements	574	187	761
Borrowings	604	2,901	3,505

Total interest expense	8,025	2,767	10,792

Change in net interest income	$(2,132)	$6,797	$4,665

Noninterest Income and Noninterest Expense

Noninterest income for the third quarter 2004 declined $2.8 million on a linked-quarter basis and $7.2 million from the same period a year ago. Lower mortgage banking revenues and insurance commissions were the primary factors in the declines. Gains on sales of loans declined from $7.0 million in the third quarter of 2003 to $2.3 million in the third quarter of 2004 due to lower originations of mortgage loans caused by higher market interest rates. Mortgage servicing income declined from both the third quarter in 2003 and the second quarter of 2004 due to lower impairment recoveries. Recoveries in the third quarter of 2003 were $3.3 million compared to $1.7 million in the second quarter of 2004 and an impairment of $15,000 in the third quarter of 2004. Insurance commissions declined from the third quarter of 2003 as a result of lower levels of performance-based income. Net gains on sales of securities were $186,000 in the third quarter of 2004, compared with $3.3 million in 2003. The prior quarter amount was substantially offset by $2.2 million in losses on the prepayment of borrowings. The current quarter amount reflects securities gains of $1.4 million, net of a $1.2 million impairment loss recognized on the Company’s only significant venture capital investment. Partially offsetting these declines were increases in investment management and trust income, due to stronger sales and improved equity markets, and other non interest income, from the $757,000 gain on the sale of a branch and the related deposits in the third quarter of 2004.

Noninterest income for the first nine months was $56.5 million in 2004 compared to $74.0 million for 2003. Mortgage-banking revenues declined $9.7 million primarily due to lower mortgage originations, which resulted from the increase in mortgage rates. Gains on sales of securities, net of losses on prepayment of borrowings, declined $11.2 million from 2003. The higher level of gains in the prior year were substantially offset by $6.8 million in non-recurring charges related to the Company’s decision to convert its core data processing systems. The remaining gains on sales of securities in 2003 were the result of rebalancing the investment portfolio due to heavy prepayments on mortgage backed securities and callable agencies. The declines in mortgage banking and gains on securities sales were partially offset by higher levels of investment management and trust income, which was $2.1 million higher than a year ago, and higher levels of other noninterest income driven by a $1.3 million gain on the sale of two branches.

Noninterest expenses were $42.8 million for the third quarter of 2004 compared to $46.9 million for the same period a year ago. The decline from the third quarter of 2003 is primarily attributable to lower salary and benefit expenses, as well as lower data processing expense. Salaries declined $2.6 million primarily due to lower sales based commissions of $1.6 million and incentive accruals of $856,000. Benefits expense declined due to lower medical and dental expenses of $342,000. Data processing expense declined $1.3 million from the same period a year ago due to the data processing system conversion in the second quarter of this year.

Noninterest expenses for the first nine months of 2004 were $133.4 million compared to $143.3 million for 2003. The decline from the same period a year ago is primarily attributable to lower salaries, data processing and conversion and restructuring expenses. Salaries declined $3.9 million from the first nine months of 2003 primarily due to lower incentive accruals. In addition, lower levels of sales based commissions for the nine months of 2004 were offset by higher salaries due to the inclusion of the former Granite Bank branches for the entire nine-month period in 2004 versus only seven months in 2003. Employee Benefits expenses were $1.3 million higher in 2004 due to an increase in medical and dental benefits expenses. Conversion and restructuring expense declined from 2003 due to the non-recurring charges accrued in the second quarter of 2003 related to the Company’s decision to convert its core data processing system.

Income Taxes

The Company and its subsidiaries are taxed on their income at the Federal level and by various states in which they do business. The State of Vermont levies franchise taxes on banks based upon average deposit levels in lieu of taxing income. Franchise taxes are included in income tax expense in the consolidated statements of income. Year-to-date income tax expense for 2004 was $31.8 million, up from $31.2 million for the same period a year ago. The Company’s effective income tax rate for the first nine months of 2004 was 36.5%, compared with 36.2% for the comparable period in 2003.

Financial Position

Total loans at September 30, 2004 increased $154.7 million from June 30, 2004 and $255.8 million from year-end. The increases were primarily driven by commercial, commercial real estate and municipal loans. The Company’s commercial and commercial real estate loan portfolios have continued to achieve steady growth throughout the year with an annualized growth rate of over 15%. Residential real estate loans increased approximately $21 million from June 30, 2004 driven by growth in the 1-4 family category and home equity lines of credit, which was partially offset by slightly lower balances in loans secured by multi-family residential properties. The increase in municipal loans reflects a seasonal trend, as June 30th is historically the low point with respect to borrowing needs of municipalities, coinciding with their fiscal year-ends. The Company consumer loans declined from the prior year-end, primarily due to higher than normal prepayments in the indirect auto lease portfolio.

Total deposits at September 30, 2004 increased $122.6 million from year-end. The Company experienced solid deposit growth in CMA/money market accounts and jumbo CDs. This increase was primarily associated with the Company’s municipal and commercial customers. At September 30, 2004 borrowings declined $33.9 million from the prior year-end. This decline was associated with lower levels of overnight Fed Funds purchased as a result of higher deposit levels.

Credit Quality

Net charge-off activity totaled $396,000 for the third quarter of 2004 compared to $470,000 for the same period in 2003. The allowance for loan losses was $58.6 million at September 30, 2004, an increase of $1.1 million from December 31, 2003. Nonperforming assets include nonaccrual loans and foreclosed real estate (Other Real Estate Owned). As of September 30, 2004, nonperforming assets (NPAs) were $21.6 million up slightly from the second quarter of 2004 and the comparable quarter of a year ago. As a percentage of total loans NPAs were 54 basis points, flat with the second quarter and up compared to 49 basis points in the third quarter of 2003. The level of nonperforming assets at December 31, 2003 was unusually low as compared with the Company’s historical experience, which has averaged approximately 50 basis points over the last six years.

A summary of credit quality follows:

	9/30/04	6/30/04	12/31/03	9/30/03
	(in thousands)
Loans on nonaccrual	$20,578	$20,578	$14,331	$17,749
Troubled debt restructurings	—	—	—	210
Other real estate owned (OREO)	987	47	100	52

Total nonperforming assets (NPAs)	$21,565	$20,625	$14,431	$18,011

Loans past due 90 days or more and still accruing interest	$3,140	$3,777	$4,029	$3,021
Allowance for loan losses	58,598	57,969	57,464	59,171
NPAs as % of loans plus OREO	0.54%	0.54%	0.39%	0.49%
Allowance as % of loans	1.47%	1.52%	1.54%	1.61%
Allowance as % of nonperforming loans	284.76%	281.70%	400.99%	329.48%

Provisions for and activity in the allowance for loan losses are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Beginning balance	$57,969	$57,591	$57,464	$48,197
Provision for loan losses	1,025	2,050	2,553	6,150
Allowance acquired through acquisitions	—	—	—	7,937
Loans charged off	(1,654)	(1,239)	(4,338)	(5,863)
Loan recoveries	1,258	769	2,919	2,750

Ending balance	$58,598	$59,171	$58,598	$59,171

The allowance for loan losses is based on management’s estimate of the amount required to reflect the potential inherent losses in the loan portfolio, based on circumstances and conditions known or anticipated at each reporting date. There are inherent uncertainties with respect to the collectibility of the Banks’ loans and it is reasonably possible that actual losses experienced in the near term may differ from the amounts reflected in this report.

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

Mortgage Servicing Rights

The following table summarizes activity for mortgage servicing rights purchased and originated for the nine months ended September 30, 2004:

	Purchased	Originated	Total
	(in thousands)
Balance at December 31, 2003	$573	$11,692	$12,265
Additions	—	3,706	3,706
Amortization	(449)	(5,516)	(5,965)
Recovery of impairment	314	1,799	2,113

Balance at September 30, 2004	$438	$11,681	$12,119

At September 30, 2004, a $620,000 impairment valuation allowance was necessary to recognize the excess of the mortgage-servicing rights’ book value over their current fair value. The current fair value of the MSR portfolio at September 30, 2004 was $17.5 million or 84 basis points on the loans serviced for others.

Capital

Stockholders’ equity totaled $611.1 million at September 30, 2004, compared to $580.0 million at December 31, 2003. “Tier One” capital, consisting of common equity and the Trust Preferred Securities, measured 10.16% of risk-weighted assets at September 30, 2004. Total capital, including the “Tier Two” allowance for loan losses, was 11.39% of risk-weighted assets and the leverage capital ratio was 8.39%. These ratios placed Chittenden in the “well-capitalized” category according to regulatory standards.

The trust subsidiary, which issued the Company’s trust preferred securities, is no longer consolidated into the Company’s financial statements upon the adoption of FIN 46R in the first quarter of 2004. However, the Company continues to reflect the amounts payable to the trust’s preferred shareholders as debt in its financial statements. On May 6, 2004 the Federal Reserve Board proposed a rule that would retain trust preferred securities in Tier One capital of bank holding companies, but with stricter quantitative limits and clearer standards. Under the proposal, after a three-year transition period, which would end on March 31, 2007, the aggregate amount of trust preferred securities would be limited to 25 percent of Tier One capital elements, net of goodwill.

The Company has evaluated the potential impact of such a change on its Tier One capital ratio and has concluded that it would remain well capitalized in the event the FRB were to change the regulatory capital treatment of these securities. The regulatory capital treatment of the TPS in the Company’s total capital ratio would be unchanged.

Liquidity

The Company’s liquidity and rate sensitivity are monitored by the asset and liability committee, based upon policies approved by the Board of Directors. The measure of an institution’s liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. The Company’s commercial banking operations generate significant amounts of low cost funds through their deposit gathering operations. For the quarter ended September 30, 2004, the Company’s ratio of average loans to average deposits was approximately 78.7%. At September 30, 2004, the Company maintained cash balances and short-term investments of approximately $165.2 million, compared with $174.9 million at December 31, 2003. Borrowings at September 30, 2004 were $253.5 million compared to $287.4 million on December 31, 2003.

The Company has available borrowing capacity under certain programs including Federal Home Loan Bank borrowings, Treasury Tax & Loan borrowings, repo lines with investment banks, and advised Fed Funds lines totaling more than $587 million. The Company also has an effective shelf registration statement under which an additional $225 million in debt securities, common stock, preferred stock, or warrants may be offered from time to time.

Aggregate Contractual Obligations

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
FHLB borrowings	$52,523	$—	$—	$—	$52,523
Trust preferred securities	125,000	—	—	—	125,000
Data processing contract	5,241	1,048	3,144	1,049	—
Equity investments commitments to limited partnerships	6,587	777	5,810	—	—
Operating leases	19,927	4,856	10,526	1,431	3,114

Total	$209,278	$6,681	$19,480	$2,480	$180,637

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

Financial instruments whose contractual amounts represent off-balance sheet risk at September 30, 2004 (in thousands):

Loans and Other Commitments
Commitments to originate loans	$242,515
Unused home equity lines of credit	312,070
Other unused lines of credit	39,070
Unadvanced portions of construction loans	209,649
Equity investment commitments to limited partnerships	6,587

Standby Letters of Credit
Notional amount fully collateralized by cash	71,124
Notional amount of other standby letters of credit	29,606
Liability associated with letters of credit recorded on balance sheet	661

Item 3.	Qualitative and Quantitative Disclosures About Market Risk

To measure the sensitivity of its income to changes in interest rates, the Company uses a variety of methods, including simulation, valuation techniques and gap analyses. Interest-rate risk is the sensitivity of income to variations in interest rates over both short-term and long-term horizons. The primary goal of interest-rate management is to control this risk within limits approved by the Board of Directors. These limits and guidelines reflect the Company’s tolerance for interest-rate risk. The Company attempts to control interest-rate risk by identifying exposures, quantifying them and taking appropriate actions. For a full discussion of interest-rate risk see “Liquidity and Rate Sensitivity” in the Company’s 2003 annual report on Form 10-K/A. The Company has completed the analysis for September 30, 2004 and believes that there has not been a material change from the prior year-end in its interest-rate exposure.

Item 4.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2004, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

PART II - OTHER INFORMATION

Item 6.	EXHIBITS

(a)	EXHIBITS

10.1	Chittenden Corporation Stock Incentive Plan Option Agreement

10.2	Chittenden Corporation Amended & Restated Directors’ Omnibus Long-Term Incentive Plan

31.1	Certification of Chairman, President and Chief Executive Officer, Paul A. Perrault pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer, Kirk W. Walters pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman, President, and Chief Executive Officer, Paul A. Perrault, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer, Kirk W. Walters, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CHITTENDEN CORPORATION

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHITTENDEN CORPORATION Registrant

November 4, 2004	/S/ PAUL A. PERRAULT
Date	Paul A. Perrault, Chairman, President and Chief Executive Officer

November 4, 2004	/S/ KIRK W. WALTERS
Date	Kirk W. Walters Executive Vice President, Treasurer, and Chief Financial Officer