Form 10-K
period 2004-12-31
CHITTENDEN CORP /VT/
filed 2005-02-22
CIK 200138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

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

NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☒ NO☐

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant, computed by reference to the last reported sale price on the NYSE on June 30, 2004 was $1,274,226,305.

At January 31, 2005, there were 46,400,617 shares of the Registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

1.	Notice of 2005 Annual Meeting and Proxy Statement: Part III, Items 10, 11, 12, 13 and 14.

*	Incorporated by reference to the Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on April 21, 2005.

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

PART I

ITEM 1 BUSINESS

Chittenden Corporation (the “Company” or “Chittenden”), a Vermont corporation organized in 1971, is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. At December 31, 2004, the Company had total consolidated assets of approximately $6.1 billion. The Company is the holding company parent and owns 100% of the outstanding common stock of Chittenden Trust Company (“CTC”), Flagship Bank and Trust Company (“FBT”), The Bank of Western Massachusetts (“BWM”), Maine Bank & Trust (“MBT”), and Ocean National Bank (“ONB”) (collectively the “Banks”).

The following table summarizes Chittenden’s recent acquisition history. The Vermont Financial acquisition and Granite State Bancshares are also included as they were significant in-market transactions that were merged into existing franchise banks:

Date Announced	Acquisition	Subsidiary Bank(s)	State(s) of Business	Consideration Paid (in millions)	Accounting Method	Date Closed
11/2/2002	Granite State Bancshares, Inc.	Granite Bank (4)	NH	$239 stock & cash	Purchase(1)	2/28/03

10/5/2001	Ocean National Corporation	Ocean National Bank	NH / ME	$53.25 cash	Purchase(1)	2/28/02

1/26/2001	Maine Bank Corporation	Maine Bank & Trust	ME	$49.25 cash	Purchase(1)	4/30/01

12/16/1998	Vermont Financial Services, Inc.	Vermont National Bank (3), United Bank (3)	VT / NH/ MA	$387.2 stock	Pooling (2)	5/28/99

9/19/1995	Flagship Bank and Trust	Flagship Bank and Trust	MA	$41.7 cash	Pooling (2)	2/29/96

8/17/1994	Bank of Western Massachusetts	Bank of Western Massachusetts	MA	$26.5 cash	Purchase(1)	3/17/95

(1)	These acquisitions have been accounted for as purchases and accordingly, the operations of the acquired companies are included in the financial statements from their dates of acquisition.
(2)	These acquisitions were accounted for as poolings of interests and accordingly, all financial data was restated to reflect the combined financial condition and results of operations as if these acquisitions were in effect for all periods presented.
(3)	United Bank merged into The Bank of Western Massachusetts in the third quarter of 1999. Vermont National Bank was merged into Chittenden Trust Company in the first quarter of 2000.
(4)	Granite Bank merged into Ocean National Bank in the second quarter of 2004, and Granite’s insurance operation was consolidated into Chittenden Insurance Group in the second quarter of 2004.

The Company engages in one line of business, that of providing financial services through its banking subsidiaries. Through its subsidiaries, the Company offers a variety of lending services, with loans totaling approximately $4.1 billion at December 31, 2004. The largest loan categories are commercial loans and residential real estate loans. Commercial loans include the following loan categories: commercial, municipal, multi-family residential real estate, commercial real estate and construction. Commercial loans amounted to approximately 70% of the total loans outstanding at December 31, 2004.

Residential real estate loans include those collateralized by 1-4 family units and home equity loans, and comprised 24% of total loans outstanding at December 31, 2004. The Company underwrites its residential mortgages based upon secondary market standards and sells substantially all of its fixed-rate residential mortgage loans on a servicing-retained basis. Variable or adjustable rate mortgage loans are typically held in portfolio. Consumer loans at December 31, 2004 were 6% of total loans outstanding. Approximately 79% of these loans were indirect installment loans while the remaining loans consisted of direct installment and revolving credit.

The Company’s lending activities are conducted primarily in Vermont, Massachusetts, New Hampshire and Maine, with additional activity related to nearby market areas in New York and Connecticut. In addition to the portfolio diversification described above, the loans are diversified by borrowers and industry groups. In making commercial loans, the Company occasionally solicits the participation of other banks. The Company also occasionally participates in loans originated by other banks. Certain of the Company’s commercial loans are made under programs administered by the U.S. Small Business Administration, U.S. Farmers Home Administration or other local government agencies within the Company’s markets. Loan terms generally include repayment guarantees by the agency involved in varying amounts up to 90% of the original loan amount.

The Banks offer a wide range of banking services, including the acceptance of demand, savings, NOW, money market, cash management and time deposits. As of December 31, 2004, total interest-bearing deposits and noninterest-bearing demand deposits amounted to approximately $4.1 billion and $891 million, respectively. The Banks also provide personal trust services, including services as executor, trustee, administrator, custodian and guardian. Corporate trust services are also provided, including services as trustee for pension and profit sharing plans. Asset management services are provided for both personal and corporate trust clients. Trust assets under administration totaled $8.2 billion at December 31, 2004, which included $2.0 billion under full discretionary management.

The Company also sells various business services products including payroll processing, business credit cards, merchant credit card processing, and cash management. Financial and investment counseling is provided to municipalities and school districts within the Company’s service area, as well as central depository, lending, and other banking services. The Banks offer a variety of other services including safe deposit facilities, certain non-deposit investment products through the brokerage services of Chittenden Securities, Inc., and various insurance related products through Chittenden Insurance Group. Chittenden Securities and Chittenden Insurance Group are subsidiaries of Chittenden Trust Company.

The Company’s principal executive offices are located at Two Burlington Square, Burlington, Vermont 05401; telephone number: 802-658-4000.

CHITTENDEN TRUST COMPANY

CTC was chartered by the Vermont Legislature as a commercial bank in 1904. It is the largest bank headquartered in Vermont, based on total assets of approximately $3.1 billion, total loans of approximately $2.0 billion and total deposits of approximately $2.7 billion. CTC’s principal offices are located in Burlington, Vermont and it has fifty additional locations in Vermont. The trade name “Chittenden” is used at all locations. The Company operates its mortgage banking and servicing operations under the “Mortgage Service Center” trade name.

CTC has a registered broker/dealer subsidiary, Chittenden Securities, Inc. (“CSI”). A full service broker-dealer registered with the Securities and Exchange Commission (SEC), CSI is a member of the National Association of Securities Dealers, Inc. (NASD) and the Securities Investor Protection Corporation (SIPC). CSI operates throughout the locations of the CTC franchise as well as at locations of the other affiliate banks.

CTC, through its subsidiary Chittenden Insurance Group, offers various insurance related products including commercial, personal and life/health policies, as well as specialized coverages and risk management services.

THE BANK OF WESTERN MASSACHUSETTS

BWM was chartered by the Commonwealth of Massachusetts as a commercial bank in 1986. At December 31, 2004, BWM had total assets of $617 million, total loans of $557 million and total deposits of $478 million. BWM’s principal offices are located in Springfield, Massachusetts and it has eleven additional locations in western Massachusetts.

FLAGSHIP BANK AND TRUST COMPANY

FBT was chartered by the Commonwealth of Massachusetts as a commercial bank in 1986. At December 31, 2004, FBT had total assets of $494 million, total loans of $286 million and total deposits of $449 million. FBT’s principal offices are located in Worcester, Massachusetts and it has six additional locations in the greater Worcester, Massachusetts area.

MAINE BANK & TRUST

MBT was chartered by the State of Maine as a commercial bank in 1991. At December 31, 2004, MBT had total assets of $317 million, total loans of $246 million and total deposits of $252 million. MBT’s principal offices are located in Portland, Maine and it has eleven additional locations in southern Maine.

OCEAN NATIONAL BANK

ONB is a federally chartered commercial bank founded in 1854. During the second quarter of 2004, the Company completed the merger of the former Granite Bank into Ocean National Bank. In addition, Granite’s former insurance subsidiary was consolidated into Chittenden Insurance Group. At December 31, 2004, ONB had total assets of $1.6 billion, total loans of $974 million and total deposits of $1.2 billion. ONB’s principal offices are located in Portsmouth, New Hampshire and it has thirty-seven additional locations in southern Maine and New Hampshire.

ECONOMY

The Northern New England economy continued to improve and strengthen throughout the year. On average, retailers in New England reported year-over-year increases for 2004. Travel and tourism revenues in Northern New England were reportedly stronger in 2004 compared with the same period a year ago. Manufacturers generally expect their domestic capital expenditures to rise in the coming year. Northern New England’s commercial and commercial real estate markets continue to develop. Federal Reserve policymakers increased their target over night lending rate 125 basis points in 2004. The increases were intended by the Federal Reserve to establish a rate that will head off inflation without restraining economic growth. Changes in the economy are difficult to predict, and this discussion may or may not be indicative of whether the Northern New England economy is improving or will continue to strengthen. A downturn in the local economies that the Company serves or adverse changes in the real estate markets could negatively impact the Company’s business and financial condition.

COMPETITION

There is vigorous competition in the Company’s marketplace for all aspects of banking and related financial service activities. The Banks compete with other banks, credit unions, and finance companies for banking business in Northern New England. The asset management and trust business which provides financial and estate advice is proving to be a necessity in today’s complex world. Money market deposit accounts, cash management accounts and short-term certificates of deposit offered by the Banks compete with investment account offerings of brokerage firms and with products offered by insurance companies. The expansion of financial institutions both within and outside our primary banking markets have increased the competition in our markets.

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

Regulation of the Company

General. As a corporation incorporated under Vermont law, the Company is subject to regulation by the Vermont Secretary of State and Vermont corporate law governs the rights of our stockholders. As a bank holding company, the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Under the BHC Act, bank holding companies generally may not acquire ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve Board. In addition, bank holding companies (such as the Company) that are not also financial holding companies are generally prohibited under the BHC Act from engaging in non-banking activities, subject to certain exceptions. As a bank holding company that has not elected to become a financial holding company, the Company’s activities are limited generally to the business of banking and activities determined by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto. The Federal Reserve Board has authority to take a broad range of enforcement actions, including the issuance of cease and desist orders to terminate or prevent unsafe or unsound banking practices or violations of laws or regulations, the assessment of civil money penalties against bank holding companies and their non-bank subsidiaries, officers, directors and other institution-affiliated parties, and the removal of officers and directors.

Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”). The Interstate Act permits adequately capitalized and adequately managed bank holding companies, as determined by the Federal Reserve Board, to acquire banks in any state subject to certain concentration limits and other conditions. The Interstate Act also generally authorizes the interstate merger of banks. In addition, among other things, the Interstate Act permits banks to establish new branches on an interstate basis provided that the law of the host state specifically authorizes such action.

Gramm-Leach-Bliley Act (1999). The Gramm-Leach-Bliley Act (the “GLBA”) repealed provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve member banks with firms “engaged principally” in specified securities activities; and Section 32, which restricted officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities. In addition, the GLBA also contains provisions that expressly preempt any state law restricting certain insurance activities. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHC Act framework to permit a bank holding company, such as the Company, to engage in a full range of financial activities through a new entity known as a “financial holding company”. “Financial activities” is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. In sum, the GLBA permits a BHC that qualifies and elects to be treated as a financial holding company to engage in a significantly broader range of financial activities than bank holding companies.

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

Certain Transactions by Bank Holding Companies with their Affiliates. There are various statutory restrictions on the extent to which bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with their insured depository institution subsidiaries. An insured depository institution (and its subsidiaries) may not lend money to, or engage in covered transactions with, its non-depository institution affiliates if the aggregate amount of covered transactions outstanding involving the bank, plus the proposed transaction exceeds the following limits: (a) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; and (b) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. For this purpose, “covered transactions” are defined by statute to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the Federal Reserve Board, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Covered transactions are also subject to certain collateral security requirements. Covered transactions as well as other types of transactions between a bank and a bank holding company must be on market terms and not otherwise unduly favorable to the holding company or an affiliate thereof. Moreover, Section 106 of the BHC Act provides that, to further competition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service.

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

Liability of Commonly Controlled Depository Institutions. Under the Federal Deposit Insurance Act, as amended (“FDI Act”), FDIC-insured depository institutions, such as any of the Banks, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the “default” of a commonly controlled FDIC-insured depository institution, or (ii) any assistance provided by the FDIC to any commonly controlled depository institution in “danger of default.” For these purposes, the term “default” is defined generally as the appointment of a conservator or receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur without federal regulatory assistance.

Regulation of The Banks

General. As FDIC-insured state-chartered banks, the Banks (with the exception of ONB) are subject to the supervision of and regulation by the Commissioner of Banking, Insurance, Securities and Health Care Administration of the State of Vermont, in the case of CTC (the “Commissioner”); the Maine Superintendent of the Bureau of Banking in the case of MBT (the “Superintendent”); the Commissioner of Banks of the Commonwealth of Massachusetts in the case of BWM and FBT together with the Commissioner and the Superintendent, the “Commissioners”. ONB is a nationally chartered bank principally regulated by the Office of Comptroller of the Currency (the “OCC”). This supervision and regulation is for the protection of depositors, the Bank Insurance Fund (“BIF”), and consumers, and is not for the protection of the Company’s stockholders. The prior approval of the FDIC or the OCC and the relevant Commissioner is required, among other things, for the Banks to establish or relocate an additional branch office, assume deposits, or engage in any merger, consolidation, purchase or sale of all or substantially all of the assets of any of the Banks.

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

Dividends. The principal source of the Company’s revenue is dividends from the Banks. Payments of dividends by the Banks are subject to certain Vermont, Maine, and Massachusetts banking law restrictions. Payment of dividends by CTC is subject to Vermont banking law restrictions, which require that CTC may not, without the Commissioner’s approval, authorize dividends that reduce capital below certain standards established by the Commissioner. Payment of dividends by BWM and FBT is subject to Massachusetts banking law restrictions, which require that each bank’s capital not be impaired and limits the amount of dividends that may be paid during a calendar year to net profit for that year plus retained net profits from the prior two years. Payments of dividends by MBT are subject to Maine banking law restrictions, which require that they may not, without the Superintendent’s approval, authorize dividends that reduce capital below certain standards established by the Superintendent. Payment of dividends by ONB is subject to certain limitations imposed by the OCC, which limit dividends that a national bank may declare during any calendar year to retained net income for that year plus retained net income for the preceding two years.

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

Affiliate Transactions. As noted above, banks are subject to restrictions imposed by federal law on extensions of credit to, purchases of assets from, and certain other transactions with affiliates and on investments in stock or other securities issued by affiliates. Such restrictions prevent the Banks from making loans to affiliates unless the loans are secured by collateral in specified amounts and have terms at least as favorable to the Banks as the terms of comparable transactions between the Banks and non-affiliates. Further, applicable federal and state laws significantly restrict extensions of credit by the Banks to directors, executive officers and principal stockholders and related interests of such persons.

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

Federal Reserve Board Policies and Reserve Requirements. The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future. Federal Reserve Board policies affect the levels of bank earnings on loans and investments and the levels of interest paid on bank deposits through the Federal Reserve System’s open-market operations in United States government securities, regulation of the discount rate on bank borrowings from Federal Reserve Banks and regulation of non-earning reserve requirements. Regulation D promulgated by the Federal Reserve Board requires all depository institutions, including the Banks, to maintain reserves against their transaction accounts (generally, demand deposits, NOW accounts and certain other types of accounts that permit payments or transfer to third parties) or non-personal time deposits (generally, money market deposit accounts or other savings deposits held by corporations or other depositors that are not natural persons, and certain other types of time deposits), subject to certain exemptions. Because required reserves must be maintained in the form of either vault cash, a non-interest bearing account at the Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the amount of the Banks’ interest-bearing assets. As of December 31, 2004, The Banks’ aggregate reserve requirement was approximately $26.1 million.

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

Capital Requirements and FDICIA

General. The FDIC has established guidelines with respect to the maintenance of appropriate levels of capital by FDIC-insured banks, and the OCC has established nearly identical guidelines applicable to national banks. The Federal Reserve Board has established substantially identical guidelines with respect to the maintenance of appropriate levels of capital, on a consolidated basis, by bank holding companies. If a banking organization’s capital levels fall below the minimum requirements established by such guidelines, a bank or bank holding company will be expected to develop and implement a plan acceptable to the FDIC, the OCC or the Federal Reserve Board, respectively, to achieve adequate levels of capital within a reasonable period, and may be denied approval to acquire or establish additional banks or non-bank businesses, merge with other institutions or open branch facilities until such capital levels are achieved. Federal legislation requires federal bank regulators to take “prompt corrective action” with respect to insured depository institutions that fail to satisfy minimum capital requirements and imposes significant restrictions on such institutions. See “Prompt Corrective Action” below.

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

The risk-based capital rules assign a bank’s balance sheet assets and the credit equivalent amounts of the bank’s off-balance sheet obligations to one of four risk categories, weighted at 0%, 20%, 50% or 100%, respectively. Applying these risk-weights to each category of the bank’s balance sheet assets and to the credit equivalent amounts of the bank’s off-balance sheet obligations and summing the totals results in the amount of the bank’s total Risk-Adjusted Assets for purposes of the risk-based capital requirements. Risk-Adjusted Assets can either exceed or be less than reported balance sheet assets, depending on the risk profile of the banking organization. Risk-Adjusted Assets for institutions such as the Banks will generally be less than reported balance sheet assets because their retail banking activities include proportionally more residential mortgage loans and certain investment securities with a lower risk weighting and relatively smaller off-balance sheet obligations.

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

On May 6, 2004, the Federal Reserve Board proposed a rule that would retain trust preferred securities in Tier 1 capital of bank holding companies, but with stricter quantitative limits and clearer standards. Under the proposal, after a three-year transition period, which would end on March 31, 2007, the aggregate amount of trust preferred securities would be limited to 25 percent of Tier 1 capital elements, net of goodwill. The Company has evaluated the potential impact of such a change on its Tier 1 capital ratio and has concluded that it would remain well capitalized under the new rules. The regulatory capital treatment of the trust preferred securities in the Company’s total capital ratio is expected to be unchanged.

On December 31, 2004, the Company’s consolidated Total and Tier 1 Risk-Based Capital Ratios were 11.64% and 10.44%, respectively, and its Leverage Capital Ratio was 8.42%. Based on the above figures and accompanying discussion, the Company exceeded all regulatory capital requirements and was considered well capitalized.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires, among other things, that the federal banking regulators take “prompt corrective action” with respect to, and imposes significant restrictions on, any bank that fails to satisfy its applicable minimum capital requirements. FDICIA establishes five capital categories consisting of “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under applicable regulations, a bank that has a Total Risk-Based Capital Ratio of 10.0% or greater, a Tier 1 Risk-Based Capital Ratio of 6.0% or greater and a Leverage Capital Ratio of 5.0% or greater, and is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure is deemed to be “well capitalized.” A bank that has a Total Risk-Based Capital Ratio of 8.0% or greater, a Tier 1 Risk-Based Capital Ratio of 4.0% or greater and a Leverage Capital Ratio of 4.0% (or 3.0% for banks with the highest regulatory examination rating that are not experiencing or anticipating significant growth or expansion) or greater and does not meet the definition of a well capitalized bank is considered to be “adequately capitalized.” A bank that has a Total Risk-Based Capital Ratio of less than 8.0% or has a Tier 1 Risk-Based Capital Ratio that is less than 4.0%, except as noted above, a Leverage Capital Ratio of less than 4.0% is considered “undercapitalized.” A bank that has a Total Risk-Based Capital Ratio of less than 6.0%, or a Tier 1 Risk-Based Capital Ratio that is less than 3.0% or a Leverage Capital Ratio that is less than 3.0% is considered to be “significantly undercapitalized,” and a bank that has a ratio of tangible equity to total assets equal to or less than 2.0% is deemed to be “critically undercapitalized.” A bank may be deemed to be in a capital category lower than is indicated by its actual capital position if it is determined to be in an unsafe or unsound condition or receives an unsatisfactory examination rating. FDICIA generally prohibits a bank from making capital distributions (including payment of dividends) or paying management fees to controlling stockholders or their affiliates if, after such payment, the bank would be undercapitalized.

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

Deposit Insurance Assessments. The FDIC uses a risk-based system which assigns each of the Banks to one of three capital categories (1) well capitalized, (2) adequately capitalized, or (3) undercapitalized, and to one of three subgroups within a capital category on the basis of supervisory evaluations by the applicable Bank’s primary federal regulator and, if applicable, other information relevant to the Banks’ financial condition and the risk posed to the BIF. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. The FDIC is authorized to raise the assessment rates in certain circumstances. If the FDIC determines to increase the assessment rates for all institutions, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and may raise BIF insurance premiums again in the future. If the FDIC takes such action, it could have an adverse effect on the earnings of the Banks, the extent of which is not currently quantifiable. The risk classification to which an institution is assigned by the FDIC is confidential and may not be disclosed.

Assessment rates in 2004 ranged from 0% of domestic deposits for an institution in the lowest risk category (i.e., well capitalized and healthy from a supervisory standpoint) to 0.27% of domestic deposits for institutions in the highest risk category (i.e., undercapitalized and unhealthy from a supervisory standpoint). The Deposit Insurance Funds Act of 1996 eliminates the minimum assessment and authorizes the Financing Corporation

(FICO) to levy assessments on BIF-assessable deposits. The actual assessment rates for FICO are adjusted on a quarterly basis to reflect changes in the assessment bases of the insurance funds. Based on the 1996 Act, the Banks paid assessments totaling $808,025 or 0.0158 cents per $100 of deposits in 2004.

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

Activities and Investments of Insured State Banks. FDICIA provides that FDIC-insured state banks such as CTC, MBT, BWM, and FBT may not engage as a principal, directly or through a subsidiary, in any activity that is not permissible for a national bank, such as ONB, unless the FDIC determines that the activity does not pose a significant risk to the BIF, and the bank is in compliance with its applicable capital standards. In addition, an insured state bank may not acquire or retain, directly or through a subsidiary, any equity investment of a type, or in an amount, that is not permissible for a national bank, unless such investments meet certain grandfather requirements.

The GBLA includes a section of the FDI Act governing subsidiaries of state banks that engage in “activities as principal that would only be permissible” for a national bank to conduct in a financial subsidiary. This provision permits state banks, to the extent permitted under state law, to engage in certain new activities, which are permissible for subsidiaries of a financial holding company. See “Supervision and Regulation, Regulation of the Company.” Further, it expressly preserves the ability of a state bank to retain all existing subsidiaries. Because the applicable Vermont statute explicitly permits banks chartered by the state to engage in all activities permissible for national banks, CTC will be permitted to form subsidiaries to engage in the activities authorized by the GLBA. Massachusetts and Maine permit banks chartered by those states to engage in activities which are permissible for a national bank and that are approved by the Massachusetts Commissioner of Banks or the Maine Superintendent of Banking. Thus, MBT, BWM, and FBT would only be permitted to engage in the activities authorized by the GLBA that are also approved by the state’s banking regulatory agency or otherwise by state law. In order to form a financial subsidiary, a state bank must be well-capitalized, and the state bank would be subject to certain capital deduction, risk management and affiliate transaction rules, which are applicable to national banks.

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

The Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 (“S-O Act”) implemented a broad range of corporate governance and accounting measures for public companies (including publicly-held bank holding companies such as the

Company). The S-O Act’s principal provisions, many of which have been interpreted through regulations promulgated thereunder, provide for and include, among other things:

•	The creation of an independent accounting oversight board;

•	Auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;

•	Additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements;

•	The forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	An increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the company’s independent auditors;

•	Requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer;

•	Requirements that companies disclose whether at least one member of the audit committee is a ‘financial expert’ (as such term is defined by the SEC) and if not, why not;

•	Expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

•	A prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions, such as the Banks, on nonpreferential terms and in compliance with other bank regulatory requirements;

•	Disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

•	A range of enhanced penalties for fraud and other violations;

•	Requirements that companies report on their internal control.

EMPLOYEES

At December 31, 2004, the Company and its subsidiaries employed 2,077 persons, with a full-time equivalency of 1,926 employees. The Company enjoys good relations with its employees. A variety of employee benefits, including health, group life and disability income replacement insurance, a funded, non-contributory pension plan, and an incentive savings and profit sharing plan, are available to qualifying employees.

COMPANY WEBSITE

The Company maintains a website at www.chittendencorp.com. The Company makes available, free of charge, on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as well as all Section 16 reports on Forms 3, 4, and 5, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company’s reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. Information contained on the Company’s website does not constitute a part of this report.

ITEM 2 PROPERTIES

The offices of the Company are located in a facility owned by CTC at Two Burlington Square in Burlington, Vermont. CTC’s principal offices are also located in Burlington, Vermont and it has fifty additional locations in

Vermont. BWM’s principal offices are located in Springfield, Massachusetts and it has eleven additional locations in the western Massachusetts area. FBT’s principal offices are located in Worcester, Massachusetts and it has six additional locations in the greater Worcester, Massachusetts area. MBT’s principal offices are located in Portland, Maine and it has eleven additional locations in southern Maine. ONB’s principal offices are located in Portsmouth, New Hampshire and it has thirty-seven additional locations in southern Maine and New Hampshire. The offices of all subsidiaries are in good physical condition with modern equipment and facilities considered by management to be adequate to meet the banking needs of customers in the communities served.

ITEM 3 LEGAL PROCEEDINGS

A number of legal claims against the Company arising in the normal course of business were outstanding at December 31, 2004. Management, after reviewing these claims with legal counsel, is of the opinion that these matters, when resolved, will not have a material effect on the Company’s consolidated financial statements.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5(a)	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The $1 par value common stock of Chittenden Corporation has been publicly traded since November 14, 1974. As of January 31, 2005, there were 4,944 holders of record of the Company’s common stock.

The Company’s stock trades on the NYSE under the symbol “CHZ”. The following table sets forth the range of the high and low sales prices for the Company’s common stock, and the dividends declared, for each quarterly period within the past two years. Prior year numbers have been adjusted to reflect the Company’s 5-for-4 common stock split. The record date of the stock split was as of the close of business on August 27, 2004.

Quarter ended	High	Low	Dividends Paid
2003
March 31	$22.29	$19.84	$0.16
June 30	22.80	20.52	0.16
September 30	24.80	21.38	0.16
December 31	27.60	23.80	0.16

2004
March 31	$27.41	$25.14	$0.16
June 30	28.12	22.64	0.18
September 30	30.36	26.59	0.18
December 31	30.28	26.26	0.18

For a discussion of dividend restrictions on the Company’s common stock, see “Dividends” under the caption “Business—Supervision and Regulation” in this report.

ITEM 6 SELECTED FINANCIAL DATA

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except share and per share amounts)
Statements of income:
Interest income	$269,767	$271,442	$259,019	$266,497	$288,102
Interest expense	44,269	53,379	66,404	96,192	121,030

Net interest income	225,498	218,063	192,615	170,305	167,072
Provision for loan losses	4,377	7,175	8,331	8,041	8,700
Noninterest income	73,405	97,031	65,060	63,733	53,109
Noninterest expense	176,372	191,371	151,544	135,760	124,761

Income before income taxes	118,154	116,548	97,800	90,237	86,720
Income tax expense	43,027	41,749	34,155	31,736	28,033

Net income	$75,127	$74,799	$63,645	$58,501	$58,687

Total assets at year-end	$6,070,210	$5,900,644	$4,920,544	$4,153,714	$3,769,861
Common shares outstanding at year-end	46,341,819	45,795,688	39,924,338	40,088,058	40,776,694
Balance sheets—average daily balances:
Total assets	$5,895,720	$5,777,538	$4,551,879	$3,871,017	$3,813,366
Net loans	3,842,719	3,568,323	2,969,430	2,871,899	2,902,303
Investment securities	1,478,989	1,696,982	1,264,156	729,027	643,837
Deposits	4,956,450	4,758,388	3,896,968	3,407,439	3,207,857
Borrowings	293,583	413,339	194,118	52,752	214,777
Stockholders’ equity	591,693	538,217	394,740	353,529	341,081
Per common share:
Basic earnings	$1.63	$1.67	$1.58	$1.46	$1.39
Diluted earnings	1.61	1.66	1.57	1.44	1.38
Cash dividends declared	0.70	0.64	0.63	0.61	0.60
Book value	13.38	12.66	10.49	9.25	8.39
Weighted average common shares outstanding	46,106,057	44,719,710	40,132,330	40,204,668	42,200,664
Weighted average common and common equivalent shares outstanding	46,731,304	45,150,135	40,619,253	40,683,786	42,625,141
Selected financial ratios:
Return on average stockholders’ equity	12.70%	13.90%	16.12%	16.55%	17.21%
Return on average tangible stockholders’ equity (1)	21.43	22.92	19.27	18.54	18.47
Return on average total assets	1.27	1.29	1.40	1.51	1.54
Return on average tangible total assets (1)	1.36	1.37	1.44	1.57	1.58
Common stock dividend payout ratio (2)	42.45	37.84	39.88	42.15	43.42
Net yield on earning assets	4.21	4.12	4.53	4.74	4.73
Interest rate spread	4.02	3.90	4.16	4.08	3.95
Net charge-offs as a percent of average loans	0.07	0.16	0.28	0.24	0.32
Nonperforming assets ratio (3)	0.49	0.39	0.49	0.46	0.42
Allowance for loan losses as a percent of year-end loans	1.45	1.54	1.62	1.59	1.41
Leverage capital ratio	8.42	7.79	9.28	7.99	8.65
Risk-based capital ratios:
Tier 1	10.44	10.07	12.25	10.32	10.82
Total	11.64	11.32	13.50	11.57	12.08
Average equity / Average assets	10.04	9.32	8.67	9.13	8.94
Tangible capital ratio	6.58	6.02	7.29	8.19	8.69

(1.)	Reconciliation of non-GAAP measurements to GAAP

Net Income (GAAP)	$75,127	$74,799	$63,645	$58,501	$58,687
Amortization of identified intangibles, net of tax	2,000	1,786	831	1,925	1,349
Tangible Net Income (A)	$77,127	$76,585	$64,476	$60,426	$60,036

Average Equity (GAAP)	591,693	538,217	394,740	353,529	341,081
Average Identified Intangibles	21,741	22,493	9,108	0	2,057
Average Deferred Tax on Identified Intangibles	(6,392)	(5,763)	(2,280)	(594)	(868)
Average Goodwill	216,519	187,369	53,293	28,147	14,882
Average Tangible Equity (B)	359,825	334,118	334,619	325,976	325,010
Return on Average Tangible Equity (A) / (B)	21.43%	22.92%	19.27%	18.54%	18.47%

Average Assets (GAAP)	5,895,720	5,777,538	4,551,879	3,871,017	3,813,366
Average Identified Intangibles	21,741	22,493	9,108	0	2,057
Average Deferred Tax on Identified Intangibles	(6,392)	(5,763)	(2,280)	(594)	(868)
Average Goodwill	216,519	187,369	53,293	28,147	14,882
Average Tangible Assets (C)	5,663,852	5,573,439	4,491,759	3,843,464	3,797,295
Return on Average Tangible Assets (A) / (C)	1.36%	1.37%	1.44%	1.57%	1.58%

(2)	Common stock cash dividends declared divided by net income.
(3)	The sum of nonperforming assets (nonaccrual loans, restructured loans, and other real estate owned) divided by the sum of total loans and other real estate owned.
(4)	Prior year per share amounts have been adjusted to reflect the Company’s 5-for-4 common stock split.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Years Ended December 31, 2004, 2003, and 2002

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

Allowance for Loan Losses. The allowance for loan losses is established through a charge against current earnings to the provision for loan losses. The allowance for loan losses is based on management’s estimate of the amount required to reflect the probable inherent losses in the loan portfolio, based on circumstances and conditions known at each reporting date in accordance with Generally Accepted Accounting Principles (“GAAP”). There are three components of the allowance for loan losses: 1) specific reserves for loans considered to be impaired or for other loans for which management considers a specific reserve to be necessary; 2) allocated reserves based upon management’s formula-based process for assessing the adequacy of the allowance for loan losses; and 3) a non-specific environmentally-driven allowance considered necessary by management based on its assessment of other qualitative factors. The allowance for loan losses is a significant estimate and is regularly reviewed by the Company for adequacy using a consistent, systematic methodology which assesses such factors as changes in the mix and volume of the loan portfolio; trends in portfolio credit quality, including delinquency and charge-off rates; and current economic conditions that may affect a borrower’s ability to repay. Adverse changes in management’s assessment of these factors could lead to additional provisions for loan losses. The Company’s methodology with respect to the assessment of the adequacy of the allowance for loan losses is more fully discussed in later sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

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

Mortgage Servicing Rights (MSRs). Servicing assets are recognized as separate assets when rights are acquired through purchase or through the sale of financial assets on a servicing-retained basis. Capitalized servicing rights are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated regularly for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying servicing rights by predominant characteristics, such as interest rates, original loan terms and whether the loans are fixed or adjustable rate mortgages. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. When the book value of an individual stratum exceeds its fair value, an impairment reserve is recognized so that each individual stratum is carried at the lower of its amortized book value or fair value. In periods of falling market interest rates, accelerated loan prepayment speeds can adversely impact the fair value of these mortgage-servicing rights relative to their book value. In the event that the fair value of these assets were to increase in the future, the Company can recognize the increased fair value to the extent of the impairment allowance but cannot recognize an asset in excess of its amortized book value. Future changes in management’s assessment of the impairment of these servicing assets, as a result of changes in observable market data relating to market interest rates, loan prepayment speeds, and other factors, could impact the Company’s financial condition and results of operations either positively or adversely.

Income Taxes. The Company estimates its income taxes for each of the jurisdictions in which it operates to determine an appropriate expense against current pre-tax earnings. This involves estimating the Company’s actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of December 31, 2004, there were no valuation allowances set aside against any deferred tax assets.

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

Executive Overview

Chittenden posted 2004 net income of $75.1 million, compared to $74.8 million in 2003. Diluted earnings per share for 2004 were $1.61 compared to $1.66 for 2003, and $1.57 for 2002. The decrease in diluted earnings per share from 2003 was primarily due to the increased weighted average common shares resulting from the Granite acquisition.

Chittenden’s total loans at December 31, 2004, were approximately $4.1 billion or approximately 70% of total earning assets. The Company experienced loan growth of approximately 10% in 2004 with strong growth of 14% in its commercial portfolios. The average yield on loans declined to 5.39% or 14 basis points from 2003. The Company’s average deposits for 2004 increased 4% from 2003 and the average cost of deposits decreased from 87 basis points in 2003 to 74 basis points in 2004.

The yield on earning assets was 4.21% for the year-ended December 31, 2004, an increase of 9 basis points from the prior year. In the third quarter of 2003, the Company recognized accelerated purchase accounting amortization of $1.7 million primarily due to heavy prepayments on Granite’s residential mortgages. The accelerated amortization accounted for 3 basis points of the increase from that period.

The Company’s noninterest income declined $23.6 million primarily due to lower gains on sales of mortgage loans and investment securities. This decrease in noninterest income was partially offset by a lower provision for loan losses of $2.8 million and reduced noninterest expense of $15.0 million. The reduction in noninterest expense was primarily attributable to lower conversion and restructuring charges of $6.6 million, reductions in salaries expense of $4.8 million and a decrease in data processing expense of $3.2 million.

The Company incurred conversion and restructuring charges of $2.3 million in 2004, down from $8.9 million in 2003. During 2004, the Company completed the conversion of its core banking applications, for all of its banking subsidiaries, to the Jack Henry Silverlake System. At the same time, the former Granite Bank was merged into Ocean National Bank. In addition, Granite’s former insurance subsidiary was consolidated into Chittenden Insurance Group during the quarter. As a result of these activities, conversion and restructuring charges for 2004 were $2.3 million. The conversion and restructuring charges in 2003 included $3.1 million in payments to terminate the Company’s existing information technology contract, $3.7 million in impairment of computer equipment, which was not portable to the new operating platform, and $1.8 million for the consolidation of 11 branches and the closure of 30 offsite ATMs.

Return on average equity (ROE) was 12.70% for the year-ended December 31, 2004 compared with 13.90% and 16.12% in 2003 and 2002. Return on average assets (ROA) was 1.27% for 2004 a decrease from 1.29% in 2003 and 1.40% in 2002. The decline in ROE for 2004 and 2003 was primarily attributable to the Granite Bank acquisition, and the common equity issued in conjunction with the transaction.

In 2004, one of the Company’s primary goals was to strengthen its operating platform and improve the efficiency of its banks. The following accomplishments were instrumental in meeting this goal:

•	The Company completed the most comprehensive information technology conversion in its history during the second quarter of 2004. The Company believes that completion of this project positions Chittenden to more effectively serve its customers, and enhance efficiencies in providing Chittenden’s high-quality service.

•	The Company merged the former Granite Bank into Ocean National Bank, and consolidated Granite’s insurance operation into Chittenden Insurance Group. In addition, the Company consolidated 11 of Granite’s branches into Ocean branches. Ocean’s total assets as of December 31, 2004 were $1.6 billion, and the Portsmouth, New Hampshire based franchise stretches from Kennebunk, Maine to Keene and Concord, New Hampshire.

Lending Activity

Loan Portfolio

Commercial Loans. The Company offers a range of banking services, including residential real estate, consumer, and commercial loans to businesses with revenues of approximately $1 million to $100 million, and to individuals and families. The Company’s lending activities are conducted primarily in Vermont, New Hampshire, Massachusetts and Maine, with additional activity relating to nearby trading areas in New York and Connecticut. The total commercial loan portfolio, defined as commercial, municipal, multi-family, commercial real estate and construction loans, constituted $2.855 billion, or 70% of Chittenden’s loan portfolio at December 31, 2004. The Company’s commercial loans grew 14% from 2003 with the strongest growth coming from the commercial (“C&I”) portfolio of 22% and the commercial real estate (“CRE”) portfolio of 11%. In addition, the Company experienced growth of 22% in its municipal portfolio and 24% in the construction portfolio. The multi-family real estate portfolio was up slightly from the prior year. The continued growth came primarily from the Company’s Vermont, Western Massachusetts and New Hampshire markets and was not specifically concentrated in any one industry. The following graph shows the industry diversification of the commercial loan portfolios at December 31, 2004:

The primary emphasis in the construction portfolio relates to the financing of projects for the Company’s commercial customers, as well as individual consumer loans. At December 31, 2004, the construction portfolio was comprised of approximately 41% in loans to commercial customers for owner-occupied properties, 24% for commercial customers for investor properties, 19% in individual consumer construction loans, and 16% to residential developers.

Residential Real Estate Loans. Residential real estate loans, comprised of 1-4 family and home equity lines of credit, totaled $982.7 million at December 31, 2004 an increase of $11.0 million from 2003. The increase is attributable to the home equity lines of credit, which totaled $294.7 million at December 31, 2004 compared with $270.9 million at the end of 2003. Total paydowns on the residential real estate portfolio were $110 million in

2004 compared with $387 million in 2003. New originations of portfolio residential real estate loans did not keep pace with paydowns because the majority of loans originated in 2004 were fixed rate loans sold on the secondary market.

Consumer Loans. Consumer loans constituted $240 million, or 6% of Chittenden’s loan portfolio at December 31, 2004, a decrease of $20.0 million from 2003. Approximately 79% of these loans were indirect installment loans while the remaining loans consisted of direct installment and revolving credit. All of the Company’s indirect installment loans were originated from dealers within the Banks’ operating areas. The primary reason for the decline from 2003 was the rapid reduction in lease financing receivables. The Company decided in 2001 to exit this product and the remaining portfolio at December 31, 2004 was $4.6 million or a decrease of $15.6 million from 2003. The contractual maturities of the remaining lease portfolio at December 31, 2004 for the next twelve months are $3.6 million.

The following table shows the composition of the loan portfolio (based on underlying collateral utilizing bank regulatory definitions) for the five years ended December 31, 2004:

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Commercial	$801,369	$658,615	$568,224	$559,752	$515,926
Municipal	106,120	87,080	77,820	85,479	83,566
Real estate:
Residential
1-4 family	688,017	700,671	561,330	618,033	839,258
Multi-family	182,541	176,478	96,494	54,623	44,766
Home equity.	294,656	270,959	203,882	182,905	140,150
Commercial	1,590,457	1,430,945	1,103,897	903,819	723,339
Construction	174,283	140,801	85,512	79,801	57,701
Consumer	239,750	259,135	276,704	353,765	451,392

Total gross loans	4,077,193	3,724,684	2,973,863	2,838,177	2,856,098
Allowance for loan losses	(59,031)	(57,464)	(48,197)	(45,268)	(40,255)

Net loans	$4,018,162	$3,667,220	$2,925,666	$2,792,909	$2,815,843

Mortgage Banking Operations

Residential mortgages originated during 2004 totaled $688 million, compared to $1.513 billion during 2003. This decline was due to lower volumes of fixed rate residential loans caused by gradually increasing market rates during 2004 and lower volumes of refinancing activity. The Company underwrites its residential mortgages to secondary market standards and sells substantially all of its fixed-rate residential mortgage production on a servicing-retained non-recourse basis. Secondary market sales of mortgage loans totaled $491 million in 2004, compared to $1.395 billion in 2003. The originations that are not sold consist of hybrid adjustable and private banking loans, which are retained by the Banks.

The portfolio of residential mortgages serviced for investors totaled $2.142 billion at December 31, 2004 compared to $2.285 billion at year-end 2003. These assets are owned by investors other than Chittenden and therefore are not included in the Company’s consolidated balance sheets. The net MSRs relating to this servicing portfolio at December 31, 2004 and 2003 were $11.8 million and $12.3 million, respectively. As noted under Application of Critical Accounting Policies, the Company evaluates the MSR asset for impairment on a regular basis. At December 31, 2004, the MSRs’ amortized cost of $12.8 million was reduced by an impairment reserve of $1.0 million, as compared to an impairment reserve of $2.7 million at the end of 2003.

Nonperforming Assets

Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Management classifies loans as nonaccrual when they become 90 days past due as to principal or interest, unless they are adequately secured and in the process of collection. In addition, loans that have not met this delinquency test may be placed on nonaccrual at management’s discretion. To the extent that certain loans classified as nonaccrual have an associated governmental agency guarantee, a separate assessment of the classification of the guaranteed portion is made. Generally, as long as interest and principal are less than 90 days past due, the guaranteed amounts are collectible from the guarantor and therefore are not classified as nonaccrual. In these situations, only the non-guaranteed portion of the loan would be classified as nonaccrual. (In the event that a guaranteed loan was to exceed 90 days past due, no further interest would be accrued on the guaranteed portion, as it generally would not be reimbursed by the guarantor.) Consumer and residential loans are included when management considers it to be appropriate, based upon evidence of collectibility, the value of any underlying collateral and other general criteria. Generally, a loan remains on nonaccrual status until the factors which indicated doubtful collectibility no longer exist or the loan is determined to be uncollectible and is charged off against the allowance for loan losses.

A loan is classified as a restructured loan when its interest rate is reduced and/or other terms are modified because of the inability of the borrower to service debt at current market rates and terms. Other real estate owned (“OREO”) is real estate that has been formally acquired through foreclosure and is carried at the lower of cost or fair value.

The following table shows the composition of nonperforming assets and loans past due 90 days or more and still accruing interest as of the end of each of the five years ended December 31, 2004:

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Loans on nonaccrual	$19,915	$14,331	$14,576	$12,374	$11,376
Troubled debt restructurings	—	—	225	—	—
Other real estate owned	109	100	158	703	513

Total nonperforming assets	$20,024	$14,431	$14,959	$13,077	$11,889

Loans past due 90 days or more and still accruing	$2,604	$4,029	$2,953	$4,583	$4,595
Percentage of nonperforming assets to total loans and other real estate owned	0.49%	0.39%	0.49%	0.46%	0.42%
Nonperforming assets to total assets	0.33	0.24	0.30	0.31	0.32
Allowance for loan losses to nonperforming loans, excluding OREO	296.41	400.99	325.64	365.83	353.86

The following graph compares the Company’s nonperforming assets with the composite of banks included in SNL Securities $5-$10 billion bank index.

The percentage of nonperforming assets to total loans and OREO was unusually low at the end of 2003 as compared with the Company’s historical experiences, which has averaged approximately 50 basis points over the last six years. Nonaccrual loans at December 31, 2004 consisted of approximately 160 loans, which were diversified across a range of industries, sectors and geography. Nonaccrual loans with payments less than 30 days past due represent 48% of total loans on nonaccrual at December 31, 2004.

Allowance for loan losses

Adequacy of the allowance for loan losses is determined using a consistent, systematic methodology, which analyzes the risk inherent in the loan portfolio. In addition to evaluating the collectibility of specific loans when determining the adequacy of the allowance for loan losses, management also takes into consideration other factors such as changes in the mix and size of the loan portfolio, historic loss experience, the amount of delinquencies and loans adversely classified, and economic trends. The adequacy of the allowance for loan losses is assessed by an allocation process whereby specific loss allocations are made against certain adversely classified loans, and general loss allocations are made against segments of the loan portfolio which have similar attributes. The Company’s historical loss experience, industry trends, and the impact of the local and regional economy on the Company’s borrowers, were considered by management in determining the adequacy of the allowance for loan losses.

The allowance for loan losses is increased by provisions charged against current earnings. Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance. While management uses available information to assess possible losses on loans, future additions to the allowance may be necessary based on increases in non-performing loans, changes in economic conditions, growth in loan portfolios, or for other reasons. Any future additions to the allowance would be recognized in the period in which they were determined to be necessary. In addition, various regulatory agencies periodically review the Company’s allowance for loan losses as an integral part of their examination process. Such agencies may require the Company to record additions to the allowance based on judgments different from those of management.

Credit quality of the commercial portfolios is quantified by a corporate credit rating system designed to parallel regulatory criteria and categories of loan risk. Individual loan officers monitor their loans to ensure appropriate rating assignments are made on a timely basis. Risk ratings and quality of commercial and consumer credit portfolios are also assessed on a regular basis by an independent Credit Review Department. Credit Review personnel conduct ongoing portfolio trend analyses and individual credit reviews to evaluate loan risk and compliance with corporate lending policies. The level of allowance allocable to each group of risk-rated loans is then determined by applying a loss factor that estimates the amount of probable loss in each category. The assigned loss factor for each risk rating is based upon management’s assessment of historical loss data, portfolio characteristics, economic trends, overall market conditions and past experience.

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

The other method used to allocate the allowance for loan losses entails the assignment of reserve amounts to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve amount is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At December 31, 2004, impaired loans with specific reserves totaled $6,541,000 (all of these loans were on nonaccrual status) and the amount of such reserves were $2,040,000.

Results and recommendations from these processes provide senior management and the Board of Directors with independent information on loan portfolio condition. The following table summarizes the activity in the Company’s allowance for loan losses for the five years ended December 31, 2004:

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance of allowance for possible loan losses at beginning of year	$57,464	$48,197	$45,268	$40,255	$41,079
Allowance acquired through acquisitions	—	7,936	2,972	4,083	—
Provision charged to expense	4,377	7,175	8,331	8,041	8,700

Balance of allowance for possible loan losses after provision	61,841	63,308	56,571	52,379	49,779

Loans charged off:
Commercial	2,755	3,653	4,340	2,881	4,335
Real estate:
Residential	143	187	487	402	454
Home equity	11	21	138	263	120
Commercial	248	1,794	554	1,073	332
Construction	4	—	—	60	—
Consumer	3,989	4,383	6,048	5,780	8,198

Total loans charged off	7,150	10,038	11,567	10,459	13,439

Recoveries of loans previously charged off:
Commercial	1,986	1,287	1,048	806	720
Real estate:
Residential	158	333	71	130	164
Home equity	18	90	36	15	51
Commercial	246	189	232	349	230
Construction	5	64	19	66	112
Consumer	1,927	2,231	1,787	1,982	2,638

Total recoveries	4,340	4,194	3,193	3,348	3,915

Net loans charged off	2,810	5,844	8,374	7,111	9,524

Balance of allowance for possible loan losses at year end	$59,031	$57,464	$48,197	$45,268	$40,255

Loans outstanding at end of year	$4,077,193	$3,724,865	$2,973,863	$2,838,177	$2,856,098
Average loans outstanding during the year	3,874,107	3,550,648	2,974,370	2,885,228	2,912,975
Ratio of net charge-offs during year to average loans outstanding	0.07%	0.16%	0.28%	0.24%	0.32%
Allowance as a percent of loans outstanding at end of year	1.45	1.54	1.62	1.59	1.41

Management strives for directional consistency between its provision for loans losses, the balance of its allowance, and the other numeric indicators of its asset quality. In 2001, the provision was $659,000 lower than in the previous year, primarily due to lower levels of charge-offs that year compared to 2000. The allowance as a percentage of loans climbed to 1.59% in 2001, as a result of the MBT acquisition and lower commercial charge-offs. In 2002, the provision was increased by approximately $300,000, primarily due to higher levels of commercial charge-offs and the ONB acquisition. In 2003, the provision was reduced by $1.156 million, primarily due to improved credit quality evidenced by much lower net charge-offs, which declined $2.5 million. This trend continued in 2004 when the provision declined $2.8 million to $4.4 million, primarily due to significantly lower net charge-offs, which declined $3.0 million from 2003. The allowance as a percentage of loans has declined from 1.62% at year-end 2002 to 1.45% at December 31, 2004 as a result of the reduced provision and because of strong loan growth over the period.

The allowance for loan losses is allocated to various loan categories as part of the Company’s process of evaluating the adequacy of the allowance for loan losses. Allocated reserves increased by approximately $2.9 million to $55.7 million at December 31, 2004.

The following table summarizes the allocation of the allowance for loan losses for the five years ended December 31, 2004:

	December 31,
	2004		2003		2002		2001		2000
	Amount Allocated	Loan Distribution	Amount Allocated	Loan Distribution	Amount Allocated	Loan Distribution	Amount Allocated	Loan Distribution	Amount Allocated	Loan Distribution
	(in thousands)
Commercial	$13,028	22%	$13,302	20%	$11,252	22%	$9,381	23%	$7,861	21%
Real estate:
Residential	1,756	21	1,763	24	1,733	22	1,950	24	2,276	31
Home equity	1,064	7	966	7	748	7	671	6	566	5
Commercial	28,479	40	25,832	38	19,429	37	15,637	32	13,510	25
Construction	2,742	4	2,240	4	1,257	3	1,250	3	865	2
Consumer	3,905	6	4,454	7	4,821	9	5,139	12	7,290	16
Unfunded commitments and contingencies	4,729	—	4,207	—	4,106	—	3,570	—	3,536	—
Other	3,328	—	4,700	—	4,851	—	7,670	—	4,351	—

	$59,031	100%	$57,464	100%	$48,197	100%	$45,268	100%	$40,255	100%

During 2004, the allowance for loan loss allocated to commercial loans decreased by $274,000, commercial real estate loans increased by $2.6 million, the construction loans allocation increased by $502,000 and the amount allocated to consumer loans declined by approximately $549,000. The increased allocations to commercial real estate and construction loans reflected strong growth in the portfolio balances in these categories. While growth was also noted in the commercial portfolio, continued strong credit quality kept the amount allocated to this portfolio relatively flat. The decline in the allocation to consumer loans reflects the change in the overall portfolio balances in that category year over year.

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

Investment Securities

The investment portfolio is used to meet liquidity demands, invest excess liquidity, generate interest income and mitigate interest rate sensitivity. At December 31, 2004, the Company held investments available for sale totaling $1.4 billion, a decline of 9% from 2003. The decline from 2003 to 2004 is primarily attributable to the utilization of cash flows from the securities portfolio to fund growth in the loan portfolio. At December 31, 2004, net unrealized gains were $1.1 million compared with net unrealized gains of $23.7 million at December 31, 2003. The decline is primarily due to higher market interest rates at year-end. There was no other than temporary impairment in the available for sale portfolio at December 31, 2004.

The following table shows the composition of the Company’s investment portfolio, at:

	December 31,
	2004	2003	2002	2001	2000
Securities available for sale (at amortized cost)
U.S. Treasury securities	$6,612	$7,797	$51,989	$3,296	$4,696
U.S. government agency obligations	452,150	497,573	475,268	228,189	251,778
Obligations of states and political subdivisions	1,294	1,297	1,571	4,663	6,133
Mortgage-backed securities	499,891	537,033	453,855	371,631	152,377
Corporate bonds and notes	484,309	519,890	469,301	172,636	163,948
Other debt securities	834	843	874	32,623	6,083

Total securities available for sale	$1,445,090	$1,564,433	$1,452,858	$813,038	$585,015

The following table shows the maturity distribution of the amortized cost of the Company’s investment securities and weighted average yields of such securities on a fully taxable equivalent basis at December 31, 2004, with comparative totals for 2003. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain investments:

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield(2)	Amount	Yield(2)	Amount	Yield(2)	Amount	Yield(2)	Amount	Yield(2)
	(in thousands)
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities	$1,273	1.57%	$5,339	3.22%	$—	—%	$—	—%	$6,612	2.90%
U.S. government agency obligations	42,406	2.40	395,229	3.32	14,515	4.56	—	—	452,150	3.27
Obligations of states and political subdivisions	683	5.92	495	6.13	60	8.79	56	8.79	1,294	6.26
Mortgage-backed securities(1)	115,121	4.27	278,643	4.33	102,497	4.41	3,630	4.76	499,891	4.34
Corporate bonds and notes	94,956	5.98	379,418	4.50	9,935	4.14	—	—	484,309	4.78
Other debt securities	200	7.44	631	5.13	—	—	3	—	834	5.69

Total available for sale	$254,639	4.59%	$1,059,755	4.01%	$127,007	4.40%	$3,689	4.82%	$1,445,090	4.15%

Comparative totals for 2003	$210,229	4.18%	$1,150,919	4.18%	$197,257	4.67%	$6,025	4.52%	$1,564,433	4.24%

(1)	Maturities of mortgage-backed securities are based on contractual payments and estimated mortgage loan prepayments.
(2)	Tax-equivalent yield computed using a 35% effective tax rate and historical cost balances and does not give effect to changes in fair value.

The Company evaluates and monitors the credit risk of its investments utilizing a variety of resources including external credit rating agencies (predominantly Moody’s and S&P). The following table shows the rating distribution of the investment portfolio on December 31, 2004 with comparative totals for 2003 (in thousands):

	AAA	AA	A	Baa	Not rated	TOTAL
Securities available for sale (at amortized cost)
U.S. Treasury securities	$6,612	$—	$—	$—	$—	$6,612
U.S. government agency obligations	452,150	—	—	—	—	452,150
Corporate bonds notes	23,562	136,006	276,443	48,298	—	484,309
Mortgage-backed securities	499,891	—	—	—	—	499,891
Other debt securities	411	1,591	—	—	126	2,128

TOTAL	$982,626	$137,597	$276,443	$48,298	$126	$1,445,090

Comparative totals for 2003	$1,075,590	$106,000	$382,713	$—	$130	$1,564,433

1)	If a security is split rated by the external rating agency this table reflects the higher of the two ratings.

Deposits

During 2004, total deposits averaged $5 billion, up from $4.8 billion in 2003. The increase from the prior year-end was attributable to higher levels of jumbo CDs. Approximately 46% of the Company’s deposit base is comprised of demand deposits, savings and NOW accounts, which had an overall weighted average cost of 18 basis points in 2004. In addition, approximately 31% of the Company’s total deposits are held in CMA/money market accounts that are primarily from its commercial customers. The remaining deposits consist of CDs less than $100,000 and jumbo CDs with an average weighted cost of 1.89% and 1.85% respectively for 2004. The overall cost of interest bearing deposits in 2004 was 0.89% and the all in cost of funds, including demand deposits at 0%, was 0.83% compared to 1.04% and 1.03% respectively in 2003. The increase in average deposits primarily related to the Granite Bank acquisition, which closed on February 28, 2003.

The following table shows average balances of the Company’s deposits for the periods indicated:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Demands	$882,408	$793,877	$624,305
Savings	528,480	517,003	387,080
NOWs	887,801	825,947	518,492
CMA/Money Market	1,550,528	1,551,136	1,467,230
Certificates of deposit less than $100,000	769,222	814,089	676,350
Certificates of deposit of $100,000 and over	338,011	256,336	223,511

Total deposits	$4,956,450	$4,758,388	$3,896,968

The Company’s ending balances of outstanding certificates of deposit and other time deposits in denominations of $100,000 and over had maturities as follows:

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Three months or less	$182,892	$130,067	$126,062	$119,696	$135,263
Over three months to six months	73,835	38,440	54,448	42,179	35,065
Over six months to twelve months	95,151	73,370	57,433	39,770	42,433
Over twelve months	81,722	61,782	33,748	21,828	28,100

	$433,600	$303,659	$271,691	$223,473	$240,861

Borrowings

Borrowings and repos were $356.5 million at December 31, 2004 an increase of $69.0 million from the end of 2003. During 2004, borrowings averaged $293.6 million, down from $413.3 million in 2003. This funding consists of proceeds from securities sold under agreements to repurchase, Federal Home Loan Bank (FHLB) borrowings, federal funds purchased and the trust-preferred securities. FHLB borrowings averaged $52.9 million for 2004, down from $177.5 million in 2003. The decline from 2003 related to the repayment of borrowings acquired in the Granite Bank transaction. Treasury borrowings were not utilized in 2004 while they average $435,000 during 2003. Repurchase agreements, consisting entirely of customer agreements, averaged $73.9 million for 2004, down from $97.5 million in 2003.

On May 21, 2002, a wholly-owned subsidiary of the Company, Chittenden Capital Trust I (the “Trust”), issued $125 million of 8% trust preferred securities (“TPS”) to the public and invested the proceeds from this offering in an equivalent amount of junior subordinated debentures issued by the Company. These debentures are the sole asset of the trust subsidiary. The TPS pay interest quarterly, are mandatorily redeemable on July 1, 2032 and may be redeemed by the Trust at par any time on or after July 1, 2007. The Company has fully and unconditionally guaranteed the securities issued by the Trust. Concurrent with the issuance of these securities, the Company entered into interest rate swap agreements with two counterparties, in which the Company receives 8% fixed on the notional amount of $125 million, while paying the counterparties a variable rate based on the three month LIBOR (London Interbank Offered Rate), plus approximately 122 basis points.

As part of the Company’s first quarter 2004 adoption of FIN 46R, the Company no longer consolidates the Trust in its financial statements. However, the $125 million of junior subordinated debentures issued by the Company to the Trust continue to be classified as borrowings on the Company’s balance sheet, and the related interest expense continues to be so classified on the Company’s statements of income. Certain balances between the Company and the Trust, which were previously eliminated in consolidation, have been recognized in the Company’s financial statements.

Capital Resources

The Company’s capital is the foundation for developing programs for growth and new activities. Total capital at December 31, 2004 was $620 million, an increase of $40 million from December 31, 2003. Net income of $75.1 million increased the Company’s capital position in 2004, while dividend payments of $31.9 million reduced it. The increase in capital was also affected by a decrease in accumulated other comprehensive income which was the result of lower net unrealized gains of $14.9 million on securities available for sale. Net income of $74.8 million increased the capital position in 2003, while dividend payments of $28.3 million reduced it. In addition, $116 million in common stock issued in the Granite acquisition increased equity in 2003.

The FRB, FDIC and OCC have defined leverage capital requirements, which measure Tier 1 capital (as defined below) against average total assets without regard to risk weighting. Additionally, these regulators have a risk-based capital standard. Under this measure of capital, banks are required to hold more capital against certain assets perceived as higher risk, such as commercial loans, than against other assets perceived as lower risk, such as residential mortgage loans and U.S. Treasury securities. Further, off-balance sheet items such as unfunded loan commitments and standby letters of credit, are included for the purposes of determining risk-weighted assets. Commercial banking organizations are required to have total capital equal to 8% of risk-weighted assets, and Tier 1 capital—consisting of common stock and certain types of preferred stock, including the TPS equal to at least 4% of risk-weighted assets. Tier 2 capital, included in total capital, includes the allowance for possible loan losses up to a maximum of 1.25% of risk-weighted assets.

FDIC and OCC regulations pertaining to capital adequacy, which apply to the Banks, require a minimum 3% leverage capital ratio for those institutions with the most favorable composite regulatory examination rating. In addition, a 4% Tier 1 risk-based capital ratio, and an 8% total risk-based capital ratio are required for a bank to be considered adequately capitalized. Leverage, Tier 1 risk-based, and total risk-based capital ratios exceeding 5%, 6%, and 10%, respectively, qualify a bank for the “well-capitalized” designation.

The following table presents the regulatory capital ratios for each subsidiary bank and the Company at December 31, 2004:

	CTC	BWM	FBT	MBT	ONB	COMPANY
Leverage	7.49%	8.31%	7.42%	9.19%	7.75%	8.42%
Tier 1 Risk-Based	9.52%	8.90%	9.70%	9.27%	9.73%	10.44%
Total Risk-Based	10.70%	10.15%	10.82%	10.52%	10.96%	11.64%

These ratios placed the Banks in the FDIC’s highest capital category of “well capitalized”. Capital ratios in excess of minimum requirements indicate capacity to take advantage of profitable and credit-worthy opportunities as well as the potential to respond to unforeseen adverse conditions.

On May 6, 2004 the Federal Reserve Board proposed a rule that would retain trust preferred securities in Tier 1 capital of bank holding companies, but with stricter quantitative limits and clearer standards. Under the proposal, after a three-year transition period which would end on March 31, 2007, the aggregate amount of trust preferred securities would be limited to 25 percent of Tier 1 capital elements, net of goodwill. The Company has evaluated the potential impact of such a change on its Tier 1 capital ratio and has concluded that it would remain well capitalized under the new regulatory capital treatment of these securities. The regulatory capital treatment of the TPS in the Company’s total capital ratio will be unchanged.

The following table presents regulatory capital components and ratios of the Company at:

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Leverage
Stockholders’ equity	$503,097	$445,778	$445,581	$324,363	$322,929
Total average assets (1)	5,978,058	5,720,890	4,804,216	4,057,839	3,735,584

	8.42%	7.79%	9.28%	7.99%	8.65%

Risk-based
Capital components:
Tier 1	$503,097	$445,778	$445,581	$324,363	$322,929
Tier 2 (2)	57,949	55,359	45,509	39,357	37,301

Total	$561,046	$501,137	$491,090	$363,720	$360,230

Risk-weighted assets:
On-balance sheet	$4,575,988	$4,199,347	$3,448,755	$2,960,493	$2,787,046
Off-balance sheet	243,837	229,382	191,897	188,079	212,812

	$4,819,825	$4,428,729	$3,640,652	$3,148,572	$2,999,858

Ratios:
Tier 1	10.44%	10.07%	12.25%	10.32%	10.82%
Total (including Tier 2)	11.64	11.32	13.50	11.57	12.08

(1)	Total average assets for the fourth quarter of the respective year.
(2)	Allowable portion of allowance for loan losses.

The components of stockholders’ equity under GAAP that are not considered capital for regulatory purposes include goodwill, accumulated other comprehensive income and directors deferred compensation to be settled in stock.

Liquidity

The measure of an institution’s liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. The asset and liability committee, based upon policies approved by the Board of Directors, monitors the Company’s liquidity and rate sensitivity.

The primary source of funding for the parent company is dividends received from the Banks. For the Banks, primary sources of funding include customer deposits, and wholesale funding. The Banks generate significant amounts of low cost funds through their deposit gathering operations. For the year ended December 31, 2004, the Company’s ratio of average loans to average deposits was approximately 78.7%. At December 31, 2004, the Company maintained cash and cash equivalents of approximately $136.5 million, compared with $174.9 million at December 31, 2003. In addition, the Company’s securities available for sale were $1.4 billion at December 31, 2004 with expected cash flow of $304.9 million in 2005 from maturities and normal MBS prepayments.

The Company’s borrowing costs and its ability to raise wholesale funds can be impacted by its credit ratings and changes thereto. Chittenden Corporation’s credit ratings at December 31, 2004 were an A3 from Moody’s and a BBB from S&P. An adverse change in one or both of Chittenden’s credit ratings could inhibit the Company’s ability to raise additional wholesale funds or increase costs related to the Company’s capital raising activities.

The Company has available borrowing capacity under certain programs including the FHLB, U.S. Treasury, repurchase agreements lines, and advised Fed Funds lines totaling more than $577 million as of December 31, 2004. The Company also has an effective shelf registration statement under which an additional $225 million in debt securities, common stock, preferred stock, or warrants may be offered from time to time.

Aggregate Contractual Obligations

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
FHLB borrowings	$126,508	$74,000	$—	$20,000	$32,508
Trust preferred securities	125,000	—	—	—	125,000
Data processing contract	4,717	1,048	3,145	524	—
Equity investment commitments to limited partnerships	4,785	700	4,085	—	—
Operating leases	16,308	4,640	7,956	712	3,000

Total	$277,318	$80,388	$15,186	$21,236	$160,508

Due to recent contributions made in excess of the minimum required amounts, the Company does not anticipate a required pension contribution during 2005. However, it is possible that the Company could make a voluntary contribution during 2005 to respond to changes in pension funding legislation and/or to further improve the plan’s funded status. No pension contributions are reflected beyond 12 months because these depend on a variety of factors that cannot be easily predicted.

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

Financial instruments whose contractual amounts represent off-balance sheet risk at December 31, 2004 and 2003 are as follows:

	2004	2003
	(in thousands)
Loans and Other Commitments
Commitments to originate loans	$204,193	$131,610
Unused home equity lines of credit	313,526	292,823
Unused portions of credit card lines	39,921	37,554
Unadvanced portions of construction loans	173,878	192,826
Equity investment commitments to limited partnerships	4,785	8,769

Standby Letters of Credit
Notional amount of standby letters of credit fully collateralized by cash	71,880	65,051
Notional amount of other standby letters of credit	29,938	40,812
Liability associated with letters of credit recorded on balance sheet	510	290

Results of Operations

Comparison of Years Ended December 31, 2004 and 2003

Net Interest Income

Net interest income is the amount by which interest income on interest earning assets exceeds interest paid on interest bearing liabilities. Fluctuations in interest rates, as well as changes in the amount and type of interest earning assets and interest bearing liabilities, combine to affect net interest income.

For 2004, net interest income was $225.5 million, up $7.4 million from the 2003 level. On a fully tax equivalent basis, net interest income increased $7.6 million from 2003, to $226.9 million in 2004. The yield on earning assets was 4.21%, a 9 basis points increase from 2003. The increase in the net yield on earning assets from 2003 was primarily attributable to 1) increases totaling 1.25% during 2004 in the Fed funds rate by the Federal Reserve which led to a corresponding increase in the Company’s prime rate and 2) an improvement in the Company’s earning asset mix with proportionally fewer investments and more loans. The acquisition of Granite Bank in the second quarter of 2003, coupled with continued reductions in interest rates by the Federal Reserve were the primary reasons for the decline in net interest margin from 2002.

The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the years indicated:

	2004			2003			2002
	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate (1)
	(in thousands)
Assets
Interest-earning assets:
Loans
Commercial	$726,467	$39,635	5.46%	$619,658	$34,101	5.50%	$565,153	$33,998	6.02%
Municipal	98,462	3,070	3.12	89,974	2,937	3.26	90,421	3,683	4.07
Real estate:
Residential (4)	1,174,944	62,231	5.30	1,218,033	64,981	5.33	940,162	61,741	6.57
Commercial	1,510,458	82,914	5.49	1,308,792	73,086	5.58	1,028,853	65,951	6.41
Construction	142,764	7,568	5.30	117,293	6,539	5.57	85,149	6,536	7.68

Total real estate	2,828,166	152,713	5.40	2,644,118	144,606	5.47	2,054,164	134,228	6.53
Consumer	247,847	15,014	6.06	271,109	18,909	6.97	308,230	23,522	7.63

Total loans	3,900,942	210,432	5.39	3,624,859	200,553	5.53	3,017,968	195,431	6.48

Investments:
Taxable	1,475,016	60,361	4.09	1,660,119	71,552	4.31	1,232,543	64,238	5.21
Tax-favored equity securities	3,973	164	4.13	9,569	231	2.42	22,065	694	3.15
Interest-bearing deposits in banks	150	2	1.21	182	3	1.91	225	7	3.06
Federal funds sold	13,007	181	1.39	27,112	291	1.07	9,323	162	1.74

Total interest-earning assets	5,393,088	271,140	5.03	5,321,841	272,630	5.12	4,282,124	260,532	6.08

Noninterest-earning assets	560,855			512,233			318,293
Allowance for loan losses	(58,223)			(56,536)			(48,538)

Total assets	$5,895,720			$5,777,538			$4,551,879

Interest-bearing liabilities:
Savings	$528,480	1,654	0.31	517,003	2,121	0.41	$387,080	4,125	1.07
NOWs	887,801	2,465	0.28	825,947	3,121	0.38	518,492	1,994	0.38
CMA / Money Market	1,550,528	11,498	0.74	1,551,136	13,333	0.86	1,467,230	23,758	1.62
CDs under $100,000	769,222	14,554	1.89	814,089	17,798	2.19	676,350	22,684	3.35
CDs $100,000 and over	338,011	6,268	1.85	256,336	4,799	1.87	223,511	6,034	2.69

Total interest-bearing deposits	4,074,042	36,439	0.89	3,964,511	41,172	1.04	3,272,663	58,595	1.79
Repurchase agreements	73,860	618	0.84	97,508	1,383	1.42	24,714	218	0.88
Borrowings	219,723	7,212	3.28	315,831	10,824	3.43	92,349	7,591	8.22

Total interest-bearing liabilities	4,367,625	44,269	1.01	4,377,850	53,379	1.22	3,466,781	66,404	1.92

Noninterest-bearing liabilities:
Demands	882,408			793,877			624,305
Other liabilities	53,994			67,594			66,053

Total liabilities	5,304,027			5,239,321			4,157,139
Stockholders’ equity	591,693			538,217			394,740

Total liabilities and stockholders’ equity	$5,895,720			$5,777,538			$4,551,879

Net interest income		$226,871			$219,251			$194,128

Interest rate spread (2)			4.02%			3.90%			4.16%
Net yield on earning assets (3)			4.21%			4.12%			4.53%

(1)	On a fully taxable equivalent basis using a Federal income tax rate of 35%. Loan income includes fees.
(2)	Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(3)	Net yield on earning assets is net interest income divided by total interest-earning assets.
(4)	Residential real estate includes 1-4 family, multi-family and home equity loans.

The following table attributes changes in the Company’s net interest income (on a fully taxable equivalent basis) to changes in either average balances or average rates. Changes due to both interest rate and volume have been allocated to change due to balance and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

	2004 Compared With 2003			2003 Compared With 2002
	Increase (Decrease) Due to Change in Net Interest Income:		Total Increase (Decrease)	Increase (Decrease) Due to Change in Net Interest Income:		Total Increase (Decrease)
	Average Rate	Average Balance		Average Rate	Average Balance
	(in thousands)
Interest income:
Loans
Commercial	($293)	$5,827	$5,534	($2,897)	$3,000	$103
Municipals	(126)	259	133	(731)	(15)	(746)
Real estate:
Residential	(468)	(2,282)	(2,750)	(3,857)	7,097	3,240
Commercial	(1,242)	11,070	9,828	(8,495)	15,630	7,135
Construction	(321)	1,350	1,029	10,281	(10,278)	3

Total real estate	(2,031)	10,138	8,107	(2,071)	12,449	10,378
Consumer	(2,486)	(1,409)	(3,895)	(2,021)	(2,592)	(4,613)

Total loans	(4,936)	14,815	9,879	(7,720)	12,842	5,122

Investments:
Taxable	(3,618)	(7,573)	(11,191)	(11,216)	18,530	7,314
Tax-favored debt securities	164	(231)	(67)	(161)	(302)	(463)
Interest-bearing deposits	(1)	—	(1)	(4)	—	(4)
Federal funds sold	86	(196)	(110)	(62)	191	129

Total interest income	(8,305)	6,815	(1,490)	(19,163)	31,261	12,098

Interest expense:
Savings	503	(36)	467	2,537	(533)	2,004
NOW	828	(172)	656	35	(1,162)	(1,127)
CMA / Money market	1,830	5	1,835	11,146	(721)	10,425
CDs under $100,000	2,395	849	3,244	7,897	(3,011)	4,886
CDs of $100,000 and over	46	(1,515)	(1,469)	1,850	(615)	1,235

Total deposits	5,602	(869)	4,733	23,465	(6,042)	17,923
Repurchase agreements	567	198	765	(1,033)	(132)	(1,165)
Borrowings	457	3,155	3,612	(7,656)	4,423	(3,233)

Total interest expense	6,626	2,484	9,110	14,776	(1,751)	13,025

Change in net interest income	($1,679)	$9,299	$7,620	($4,387)	$29,510	$25,123

Noninterest Income and Noninterest Expense

Noninterest income for the year ended December 31, 2004, was $73.4 million, a decline of $23.6 million from the prior year. Lower levels of gains on sales of securities and mortgage loans, net of lower losses on prepayments of borrowings, accounted for the majority of the variance. Excluding these items, noninterest income was $1.6 million higher in 2004 than in 2003, driven primarily by higher levels of investment management income, which offset lower levels of retail investment income. Also included in the 2004 other income amount was $1.3 million in gains on sales of two branches.

In 2004, noninterest expenses were $15 million lower than in 2003, primarily driven by $6.7 million in reduced conversion and restructuring charges. An additional $4.8 million was due to reduced salary expenses, driven by lower staffing and reduced levels of incentive compensation. Lower levels of data processing expenses also accounted for $3.2 million of the decline. Increased employee benefits costs, driven by higher medical and dental benefits of $699,000, were offset by reduced levels of occupancy expenses of $587,000 and other noninterest expenses of $1.4 million.

The components of other noninterest expense for the years presented are as follows:

	2004	2003	2002	2001	2000
	(in thousands)
Legal and professional	$949	$1,569	$854	$1,320	$1,522
Marketing	3,466	3,282	2,942	2,746	2,749
Software and supplies	7,845	7,288	4,924	4,884	4,722
Net OREO and collection expenses	(617)	(129)	(293)	86	48
Telephone	2,829	3,210	3,071	2,799	3,118
Postage	2,865	3,009	2,561	2,338	2,553
Other	18,258	18,776	17,131	14,599	15,171

	$35,595	$37,005	$31,190	$28,772	$29,883

Income Taxes

The Company and the Banks are taxed on income by the IRS at the Federal level and by various states in which they do business. The State of Vermont levies franchise taxes on banking institutions based upon average deposit levels in lieu of taxing income. Franchise taxes are included in income tax expense in the consolidated statements of operations.

Income Tax Provision

For the years ended December 31, 2004 and 2003, Federal and state income tax provisions amounted to $43.0 million and $41.7 million, respectively. The effective tax rates for the respective periods were 36.4% and 35.8%. During both periods, the Company’s statutory Federal corporate tax rate was 35%. The Company’s effective tax rates differed from the statutory rates primarily because of state income taxes paid, net of benefit on Federal taxes, and the proportion of interest income from state and municipal securities and loans which are partially exempt from Federal taxation, and tax credits on investments in qualified low income housing projects. The Company invests in these partnerships primarily as a means of managing its effective tax rate and targets its investments in communities where they qualify for inclusion as CRA eligible investments.

Results of Operations

Comparison of Years Ended December 31, 2003 and 2002

Net Interest Income

For 2003, net interest income was $218.1 million, compared with $192.6 million for 2002. On a fully taxable equivalent basis, net interest income increased $25.1 million from 2002 to $219.3 million in 2003. These increases resulted from higher levels of interest earning assets, which were up $1.040 billion from 2002, to $5.322 billion for 2003. The increased levels of average earning assets were primarily due to the acquisition of Granite Bank in the first quarter of 2003. The increased level of earning assets offset a decrease in the net yield on earning assets from 4.53% in 2002, to 4.12% in 2003.

Noninterest Income and Noninterest Expense

Noninterest income was $97.0 million in 2003, up $31.9 million from the $65.1 million reported in 2002. The increase was primarily due to higher gains on the sale of mortgage loans and securities, improved mortgage servicing income and higher fee income due to the Granite Bank acquisition. Noninterest expense totaled $191.4 million in 2003, compared to $151.5 million in 2002, an increase of $39.9 million. The primary factors in this increase in noninterest expense were the acquisition of Granite Bank, higher commissions and sales-based incentive expenses, and the conversion and restructuring charges.

Income Taxes

For the years ended December 31, 2003 and 2002, Federal and state income tax provisions amounted to $41.7 million and $34.2 million, respectively. The effective tax rates for the respective periods were 35.8% for 2003 and 34.9% for 2002. During both periods, the Company’s statutory Federal corporate tax rate was 35%. The Company’s effective tax rates differed from the statutory rates primarily because of state income taxes paid, net of benefit on Federal taxes; the proportion of interest income from state and municipal securities and loans, which are partially exempt from Federal taxation and tax credits on investments in qualified low income housing projects.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices, equity prices, and other market-driven rates or prices. Since the Company has no trading operations, risks associated with foreign exchange rates, commodity prices, and equity prices are not significant. Interest rate risk, including mortgage prepayment risk, is the single most significant non-credit risk to which the Company is exposed.

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

Interest Rate Sensitivity Analysis

As Of December 31, 2004

($ in thousands)

	Immediate			Ramped
	Net Interest Income	Net Income		Net Interest Income	Net Income
Changes in interest rates			Changes in interest rates
+ 200 bps	2.74%	4.76%	+50 bps	0.83%	1.42%
+ 100 bps	1.41	2.42	+25 bps	0.42	0.72
- 100 bps	(2.27)	(4.25)	-25 bps	(0.55)	(0.96)
- 200 bps	(8.93)	(16.70)	-50 bps	(2.62)	(4.82)
Policy Limit	+/- 10.00%	+/- 20.00%	Policy Limit	—	—

(1)	The 200 basis point shock down scenario has a remote probability of occurring; therefore the results are only for informational purposes.

As noted above, one of the tools used to measure rate sensitivity is the funds gap. The funds gap is defined as the amount by which a bank’s rate sensitive assets exceed its rate sensitive liabilities. A positive gap exists when rate sensitive assets exceed rate sensitive liabilities. This indicates that a greater volume of assets than liabilities will reprice during a given period. This mismatch will improve earnings in a rising rate environment and inhibit earnings when rates decline. Conversely, when rate sensitive liabilities exceed rate sensitive assets, the gap is referred to as negative and indicates that a greater volume of liabilities than assets will reprice during the period. In this case, a rising rate environment will inhibit earnings and declining rates will improve earnings. Notwithstanding this general description of the effect on income of the gap position, it may not be an accurate predictor of changes in net interest income. The Company’s limits on interest-rate risk specify that the cumulative one-year gap should be less than 15% of total assets. At December 31, 2004, the estimated exposure was 1.37% and the Company was asset-sensitive.

The following table shows the amounts of interest-earning assets and interest-bearing liabilities at December 31, 2004 that reprice during the periods indicated:

	Repricing Date
	One Day To Six Months	Over Six Months To One Year	Over One Year To Five Years	Over Five Years	Total
	(in thousands)
Interest-earning assets:
Loans (1)	$2,173,421	$449,258	$1,350,958	$137,091	$4,110,728
Investment securities (2)	166,325	199,479	979,536	120,124	1,465,464
Interest-bearing cash equivalents	143	250	631	—	1,024

Total interest-earning assets	2,339,889	648,987	2,331,125	257,215	5,577,216

Interest-bearing liabilities:
Deposits	2,291,586	310,090	541,144	1,005,349	4,148,169
Borrowings	302,116	1,681	486	52,188	356,471

Total interest-bearing liabilities	2,593,702	311,771	541,630	1,057,537	4,504,640

Net interest rate sensitivity gap	($253,813)	$337,216	$1,789,495	($800,322)	$1,072,576

Cumulative gap at December 31, 2004	($253,813)	$83,403	$1,872,898	$1,072,576
Cumulative gap at December 31, 2003	($177,135)	$67,912	$1,717,807	$1,004,135

(1)	Loans includes loans held for sale and total loans.
(2)	Amounts are based on amortized cost balances. Total includes securities available for sale and FRB / FHLB stock.

The following table shows scheduled maturities of selected loans at December 31, 2004:

	Less Than One Year	One Year To Five Years	Over Five Years	Total
	(in thousands)
Predetermined rates:
Commercial (1)	$150,350	$100,204	$32,472	$283,026
Commercial real estate and construction	102,819	379,870	150,948	633,637

Total	$253,169	$480,074	$183,420	$916,663

Comparative totals for 2003	$173,529	$405,002	$187,800	$766,331

Floating or adjustable rates:
Commercial (1)	$263,381	$262,081	$99,001	$624,463
Commercial real estate and construction	173,196	604,025	536,423	1,313,644

Total	$436,577	$866,106	$635,424	$1,938,107

Comparative totals for 2003	$345,206	$699,709	$506,195	$1,551,110

(1)	Total includes commercial, municipal loans and multi-family.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHITTENDEN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(in thousands)
Assets
Cash and cash equivalents	$136,468	$174,939
Securities available for sale	1,446,221	1,588,151
FRB and FHLB stock	19,243	20,753
Loans held for sale	33,535	25,262
Loans	4,077,193	3,724,684
Less: Allowance for loan losses	(59,031)	(57,464)

Net loans	4,018,162	3,667,220

Accrued interest receivable	28,956	29,124
Other assets	64,970	71,636
Premises and equipment, net	74,271	72,130
Mortgage servicing rights	11,826	12,265
Identified intangibles	20,422	22,733
Goodwill	216,136	216,431

Total assets	$6,070,210	$5,900,644

Liabilities and Stockholders’ Equity
LIABILITIES:
Deposits:
Demand	$890,561	$898,920
Savings	519,623	517,789
NOW	890,701	899,018
Cash management / money market	1,577,474	1,604,138
Certificates of deposit less than $100,000	752,828	789,066
Certificates of deposit $100,000 and over	407,543	260,960

Total deposits	5,038,730	4,969,891

Securities sold under agreements to repurchase	76,716	78,980
Other borrowings	279,755	208,454
Accrued expenses and other liabilities	54,752	63,368

Total liabilities	5,449,953	5,320,693
STOCKHOLDERS’ EQUITY:
Preferred stock—$100 par value—authorized: 1,000,000 shares—issued and outstanding: none	—	—
Common stock—$1 par value—authorized: 60,000,000 shares—issued and outstanding: 50,203,529 in 2004 and 50,177,861 in 2003	50,204	50,178
Surplus	249,036	246,938
Retained earnings	384,679	341,441
Treasury stock, at cost—3,861,710 shares in 2004 and 4,382,174 shares in 2003	(69,246)	(78,579)
Accumulated other comprehensive income	672	15,595
Directors’ deferred compensation to be settled in stock	4,930	4,413
Unearned portion of employee restricted stock	(18)	(35)

Total stockholders’ equity	620,257	579,951

Total liabilities and stockholders’ equity	$6,070,210	$5,900,644

The accompanying notes are an integral part of these consolidated financial statements.

CHITTENDEN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2004	2003	2002
	(in thousands, except per share amounts)
INTEREST INCOME:
Interest on loans	$209,107	$199,436	$194,121
Interest on investment securities:
Taxable	60,413	71,551	64,238
Tax-favored	53	162	491
Short-term investments	194	293	169

Total interest income	269,767	271,442	259,019

INTEREST EXPENSE:
Deposits	36,439	41,172	58,813
Borrowings	7,830	12,207	7,591

Total interest expense	44,269	53,379	66,404

Net interest income	225,498	218,063	192,615
Provision for loan losses	4,377	7,175	8,331

Net interest income after provision for loan losses	221,121	210,888	184,284

NONINTEREST INCOME:
Investment management and trust	18,383	15,956	15,601
Service charges on deposits	17,886	18,396	16,026
Mortgage servicing	159	281	(6,442)
Gains on sales of loans, net	9,661	21,765	10,068
Gains on sales of securities, net	2,335	17,380	10,562
Loss on prepayments of borrowings	(1,194)	(3,070)	—
Credit card income, net	4,150	4,079	3,656
Insurance commissions, net	6,966	6,686	3,733
Retail investment services	3,239	4,621	2,370
Other	11,820	10,937	9,486

Total noninterest income	73,405	97,031	65,060

NONINTEREST EXPENSE:
Salaries	84,619	89,431	72,595
Employee benefits	21,958	20,578	15,478
Net occupancy expense	22,669	23,256	19,526
Data processing	6,188	9,384	11,476
Amortization of intangibles	3,077	2,748	1,279
Conversion and restructuring charges	2,266	8,969	—
Other	35,595	37,005	31,190

Total noninterest expense	176,372	191,371	151,544

Income before income taxes	118,154	116,548	97,800
Income tax expense	43,027	41,749	34,155

Net income	$75,127	$74,799	$63,645

Basic earnings per share	$1.63	$1.67	$1.58
Diluted earnings per share	1.61	1.66	1.57
Dividends per share	0.70	0.64	0.63
Weighted average common shares outstanding	46,106	44,720	40,132
Weighted average common and common equivalent shares outstanding	46,731	45,150	40,619

The accompanying notes are an integral part of these consolidated financial statements.

CHITTENDEN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

Years ended December 31, 2004, 2003 and 2002

(In thousands)

	Comp- rehensive Income	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accum- ulated Other Comp- rehensive Income	Directors’ Deferred Comp. Stock	Unearned Portion of Employee Restricted Stock	Total Stock- holders’ Equity
BALANCE AT DECEMBER 31, 2001		$44,680	$136,750	$256,677	$(79,733)	$8,620	$3,746	$(87)	$370,653
Comprehensive income:
Net income	$63,645	—	—	63,645	—	—	—	—	63,645
Other comprehensive income (Note 9)	15,669	—	—	—	—	15,669	—	—	15,669

Total comprehensive income	$79,314

Cash dividends ($0.63 per share)		—	—	(25,379)	—	—	—		(25,379)
Shares issued under stock plans, net		6	(496)	—	4,255	—	(183)	—	3,582
Amortization of restricted stock		—	—	—	—	—	—	37	37
Directors’ deferred compensation		—	—	—	—	—	489	—	489
Purchase of treasury stock		—	—	—	(9,904)	—	—	—	(9,904)

BALANCE AT DECEMBER 31, 2002		44,686	136,254	294,943	(85,382)	24,289	4,052	(50)	418,792
Comprehensive Income:
Net income	$74,799	—	—	74,799	—	—	—	—	74,799
Other comprehensive income (Note 9)	(8,694)	—	—	—	—	(8,694)	—	—	(8,694)

Total comprehensive income	$66,105

Cash dividends ($0.64 per share)		—	—	(28,301)	—	—	—	—	(28,301)
Shares issued under stock plans, net		9	241	—	6,803	—	(15)	—	7,038
Shares issued in Granite acquisition		5,483	110,443	—	—	—	—	—	115,926
Amortization of restricted stock		—	—	—	—	—	—	15	15
Directors’ deferred compensation		—	—	—	—	—	376	—	376

BALANCE AT DECEMBER 31, 2003		50,178	246,938	341,441	(78,579)	15,595	4,413	(35)	579,951
Comprehensive income:
Net income	$75,127	—	—	75,127	—	—	—	—	75,127
Other comprehensive income (Note 9)	(14,923)	—	—	—	—	(14,923)	—	—	(14,923)

Total comprehensive income	$60,204

Cash dividends ($0.70 per share)		—	—	(31,889)	—	—	—	—	(31,889)
Shares issued under stock plans, net		26	2,098	—	9,333	—	(16)	2	11,443
Amortization of restricted stock		—	—	—	—	—	—	15	15
Directors’ deferred compensation		—	—	—	—	—	533	—	533

BALANCE AT DECEMBER 31, 2004		$50,204	$249,036	$384,679	$(69,246)	$672	$4,930	$(18)	$620,257

The accompanying notes are an integral part of these consolidated financial statements.

CHITTENDEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$75,127	$74,799	$63,645
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,377	7,175	8,331
Depreciation	7,977	8,362	7,428
Amortization of intangible assets	3,077	2,748	1,279
Amortization of premiums, fees, and discounts, net	15,110	11,457	4,564
Provision for (recovery of) impairment of MSR asset	(1,691)	(5,732)	8,464
Investment securities gains	(2,335)	(17,380)	(10,562)
Deferred (prepaid) income taxes	1,053	(6,385)	(9,990)
Loans originated for sale	(499,350)	(1,312,649)	(764,259)
Proceeds from sales of loans	495,648	1,416,877	729,661
Gains on sales of loans, net	(9,661)	(21,765)	(10,068)
Changes in assets and liabilities:
Accrued interest receivable	168	5,388	(3,173)
Other assets	16,690	(1,044)	11,211
Accrued expenses and other liabilities	1,492	(3,927)	4,559

Net cash provided by operating activities	107,682	157,924	41,090

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid, net of cash acquired in acquisitions	(1,120)	(90,468)	(41,481)
Proceeds from sale (purchase) of FRB and FHLB stock	1,510	4,545	(2,211)
Proceeds from sales of securities available for sale	195,437	677,467	650,966
Proceeds from maturing securities and principal payments on securities available for sale	325,115	627,407	405,384
Purchases of securities available for sale	(409,963)	(1,014,748)	(1,647,249)
Loans originated, net of principal repayments	(362,894)	(146,798)	51,848
Purchases of premises and equipment	(10,118)	(13,143)	(5,464)

Net cash provided by (used in) investing activities	(262,033)	44,262	(588,207)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	68,839	60,904	220,395
Net increase (decrease) in borrowings	69,037	(258,322)	122,570
Proceeds from issuance of trust preferred securities, net	—	—	120,321
Proceeds from issuance of treasury and common stock	9,893	6,330	3,233
Dividends on common stock	(31,889)	(28,301)	(25,379)
Repurchase of common stock	—	—	(9,904)

Net cash provided by (used in) financing activities	115,880	(219,389)	431,236

Net decrease in cash and cash equivalents	(38,471)	(17,203)	(115,881)
Cash and cash equivalents at beginning of year	174,939	192,142	308,023

Cash and cash equivalents at end of year	$136,468	$174,939	$192,142

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$45,277	$51,755	$66,905
Income taxes	27,529	61,228	27,712
Non-cash investing and financing activities:
Loans transferred to other real estate owned	1,021	380	1,104
Issuance of treasury and restricted stock	9,333	6,803	183
Assets acquired and liabilities assumed through acquisitions:
Fair value of assets acquired	854	1,122,089	267,310
Fair value of liabilities assumed	—	1,044,334	242,968
Equity issued	—	115,931	—
Cash paid	1,120	122,998	53,250
Excess of cost over fair value of net assets acquired	266	161,174	28,908

The accompanying notes are an integral part of these consolidated financial statements.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Chittenden Corporation (the “Company”) and its subsidiaries: Chittenden Trust Company (CTC), and its subsidiaries Chittenden Insurance Group (CIG) and Chittenden Securities, Inc. (CSI); The Bank of Western Massachusetts (BWM); Flagship Bank and Trust Company (FBT); Maine Bank & Trust (MBT); Ocean National Bank (ONB); and Chittenden Connecticut Corporation (CCC). (CTC, BWM, FBT, MBT, and ONB are collectively referred to as the “Banks.”) All material intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year balances to conform to the current year presentation.

Nature of Operations

The Banks’ primary business is providing loans, deposits, and other banking services to commercial, individual, and public sector customers. CCC is a mortgage banking operation with offices in Brattleboro, Vermont. CIG is an independent insurance agency with offices in Rutland and Burlington, Vermont, as well as Springfield, Massachusetts and Portsmouth and Manchester, New Hampshire. CSI is a registered broker/dealer providing brokerage services to its customers through existing branch locations in Vermont, Massachusetts, New Hampshire, and Maine.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses, goodwill impairment, income tax expense, mortgage-servicing rights, recognition of interest income on loans, and the recognition of restructuring charges.

Restructuring Charges

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standard No. 146 Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which contains specific guidance regarding the types of, and circumstances under which, certain expenses related to restructuring activities can be accrued. In general, SFAS 146 requires that the Company have a detailed plan in place, which has been communicated to employees affected in the staff reduction, branch closures/sales, or computer conversions. Significant management judgment is required in estimating the amount of expense that is appropriate to recognize in relation to these plans.

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

Loans

Loans are stated at the amount of unpaid principal, net of unearned discounts and unearned loan origination fees. Such fees and discounts are accreted using the effective-interest method. Interest on loans is included in income as earned based upon interest rates applied to unpaid principal. Interest is not accrued on loans 90 days or more past due unless they are adequately secured and in the process of collection or on other loans when management believes collection is doubtful. All loans considered impaired (except troubled debt restructurings), as defined below, are nonaccruing. Interest on nonaccruing loans is recognized as payments are received when the ultimate collectibility of interest is no longer considered doubtful. When a loan is placed on nonaccrual status, all interest previously accrued is reversed against current-period interest income.

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

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recoveries on loans previously charged off are credited to the allowance. While management uses available information to assess probable losses on loans, future additions to the allowance may be necessary. In addition, various regulatory agencies periodically review the Company’s allowance for loan losses as an integral part of their examination process. Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.

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

Loan Origination and Commitment Fees

Loan origination and commitment fees, and certain loan origination costs, are deferred and amortized over the contractual term of the related loans as yield adjustments using primarily the level-yield method. When loans are sold or paid off, the unamortized net fees and costs are recognized in income. Net deferred loan fees amounted to $6,979,000 and $5,104,000 at December 31, 2004 and 2003, respectively.

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

Mortgage Servicing Rights

Servicing assets are recognized when rights are acquired through purchase or sale of residential mortgage loans. Capitalized servicing rights are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage loans. Servicing assets are evaluated regularly for impairment based upon the fair value of the rights as compared to amortized cost. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions.

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

Identified Intangible Assets & Goodwill

Intangible assets include the excess of the purchase price over the fair value of net assets acquired (goodwill) in the acquisitions of BWM, MBT, ONB, CIG and Granite Bank (GB) as well as core deposit intangibles (CDI) related to BWM, ONB, and GB, an acquired trust relationship at CTC and a customer list intangible related to the acquisition of GSBI Insurance Group. The core deposit intangibles are amortized on a straight-line basis over 10 years. The straight-line basis is used because the Company has not experienced significant run off of core deposits in its past acquisitions. The customer list intangibles are amortized straight-line over 10 years. The Company periodically evaluates intangible assets for impairment on the basis of whether these assets are fully recoverable from projected, undiscounted net cash flows of the related acquired segment or customer base.

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

Investment Management and Trust

Assets under administration of approximately $8.2 billion and $6.7 billion at December 31, 2004 and 2003, respectively, held by the Banks in a fiduciary or agency capacity for customers, are not included in the accompanying consolidated balance sheets. Investment management and trust income is recorded on the cash basis (which approximates the accrual basis) in accordance with industry practice.

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

Insurance Commissions

Insurance commissions income is recognized when billed to the customer, net of commissions paid to the producing agent. In addition, CIG may receive additional commissions based on achieving specific sales goals and loss experience targets.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), encourages and beginning July 1, 2005 will require in the future companies to record compensation cost for stock-based employee compensation plans at fair value. (See Note 19, Recent Accounting Pronouncements.) The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

Prior year per share amounts have been adjusted to reflect the Company’s 5-for-4 common stock split, on August 27, 2004.

If compensation cost for these plans had been determined using the Black-Scholes method in accordance with SFAS 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	2004	2003	2002
	(in thousands, except per share data)
Net Income :
As reported	$75,127	$74,799	$63,645
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,447)	(2,546)	(2,043)

Pro forma	$72,680	$72,253	$61,602

Earnings Per Share:
Basic:
As reported	$1.63	$1.67	$1.58
Pro forma	1.58	1.61	1.53
Diluted:
As reported	$1.61	$1.66	$1.57
Pro forma	1.56	1.60	1.52

The SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995; the resulting pro forma compensation cost may not be representative for results of future years.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002:

	2004	2003	2002
Expected life (years)	4.67	5.13	4.94
Volatility	22.45	23.9	23.7
Interest rate	3.25%	3.11%	4.14%
Dividend yield	2.63%	2.96%	2.64%
Fair value per share	$5.55	$5.05	$6.00

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

None

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

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following is unaudited supplemental information, reflecting selected pro forma results as if each of these acquisitions had been consummated as of January 1, 2002 (in thousands, except EPS):

	For the years ended December 31,
	2004	2003	2002
Total revenue	$300,695	$323,716	$292,550
Income before income taxes	119,946	119,849	113,599
Net income	76,229	76,322	72,791
Diluted earnings per share (EPS)	1.63	1.66	1.58

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total revenue includes net interest income and noninterest income.

Note 3 INTANGIBLE ASSETS AND GOODWILL

Identified Intangible Assets

	As of December 31, 2004 (in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangibles	$28,541	$12,758	$15,783
Customer list intangibles	3,498	609	2,889
Acquired trust relationships	4,000	2,250	1,750

Total	$36,039	$15,617	$20,422

(in thousands)
Aggregate Amortization Expense:
For year ended December 31, 2004	$3,077

Estimated Amortization Expense:
For year ended December 31, 2005	$2,768
For year ended December 31, 2006	2,659
For year ended December 31, 2007	2,659
For year ended December 31, 2008	2,659
For year ended December 31, 2009	2,659

Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2004 are as follows (in thousands):

	Commercial Banking Segment	Other Segment	Total
Balance as of December 31, 2003	$211,379	$5,052	$216,431
Goodwill acquired during year	266	—	266
Deferred tax adjustment to GB goodwill	(561)	—	(561)
Impairment losses	—	—	—

Balance as of December 31, 2004	$211,084	$5,052	$216,136

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4 INVESTMENTS

Investment securities at December 31, 2004 and 2003 are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
2004
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury securities	$6,612	$31	$(49)	$6,594
U.S. government agency obligations	452,150	1,191	(4,259)	449,082
Obligations of states and political subdivisions	1,294	23	—	1,317
Mortgage-backed securities	499,891	3,754	(5,334)	498,311
Corporate bonds and notes	484,309	7,011	(1,237)	490,083
Other debt securities	834	—	—	834

Total securities available for sale	$1,445,090	$12,010	$(10,879)	$1,446,221

2003
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury securities	$7,797	$79	$(3)	$7,873
U.S. government agency obligations	497,573	3,616	(2,859)	498,330
Mortgage-backed securities	537,033	6,279	(5,544)	537,768
Corporate bonds and notes	519,890	22,199	(106)	541,983
Other debt securities	2,140	57	—	2,197

Total securities available for sale	$1,564,433	$32,230	$(8,512)	$1,588,151

The following table presents information related to sales of debt securities in each of the last three-year periods ended December 31:

	2004	2003	2002
	(in thousands)
Proceeds	$195,437	$677,467	$650,966
Realized losses	2,448	1,895	—
Realized gains	4,783	19,275	10,562

The market value of securities pledged to secure U.S. Treasury borrowings, public deposits, securities sold under agreements to repurchase, and for other purposes required by law, amounted to $312,915,000 and $314,391,000 at December 31, 2004 and 2003, respectively.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the maturity distribution of the amortized cost of the Company’s investment securities at December 31, 2004, with comparative totals for 2003. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations:

	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
	(in thousands)
Investment securities:
U.S. Treasury securities	$1,273	$5,339	$—	$—	$6,612
U.S. government agency obligations	42,406	395,229	14,515	—	452,150
Obligations of states and political subdivisions	683	495	60	56	1,294
Mortgage-backed securities (1)	115,121	278,643	102,497	3,630	499,891
Corporate bonds and notes	94,956	379,418	9,935	—	484,309
Other debt securities	200	631	—	3	834

Total investment securities	$254,639	$1,059,755	$127,007	$3,689	$1,445,090

Comparative totals for 2003	$210,229	$1,153,909	$194,267	$6,028	$1,564,433

(1)	Maturities of mortgage-backed securities are based on contractual payments and estimated mortgage loan prepayments.

The following table shows the maturity distribution of the fair value of the Company’s investment securities at December 31, 2004, with comparative totals for 2003. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations:

	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
	(in thousands)
INVESTMENT SECURITIES:
U.S. Treasury securities	$1,267	$5,327	$—	$—	$6,594
U.S. government agency obligations	42,353	392,177	14,552	—	449,082
Obligations of states and political subdivisions	692	509	60	56	1,317
Mortgage-backed securities (1)	114,757	277,762	102,173	3,619	498,311
Corporate bonds and notes	96,319	383,878	9,886	—	490,083
Other debt securities	200	631	—	3	834

Total investment securities	$255,588	$1,060,284	$126,671	$3,678	$1,446,221

Comparative totals for 2003	$211,536	$1,175,760	$194,819	$6,036	$1,588,151

(1)	Maturities of mortgage-backed securities are based on contractual repayments and estimated mortgage loan prepayments.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporarily Impaired Investment Securities

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Investment Securities
U.S. Treasury securities	$3,071	$(21)	$2,254	$(28)	$5,325	$(49)
U.S. government agency obligations	205,025	(1,377)	132,786	(2,882)	337,811	(4,259)
Mortgage-backed securities	80,122	(420)	286,540	(4,914)	366,662	(5,334)
Corporate bonds and notes	132,580	(840)	41,469	(397)	174,049	(1,237)

Total temporarily impaired securities	$420,798	$(2,658)	$463,049	$(8,221)	$883,847	$(10,879)

U.S. Treasury Securities and U.S. government agency obligations. The unrealized losses on the Company’s investments in U.S. Treasury securities and direct obligations of U.S. government agencies were caused by interest rate increases. Because the Company has the ability and intent to hold these investments until a recovery of their amortized cost, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2004.

Mortgage-backed securities. The unrealized losses on the Company’s investment in federal agency mortgage-backed securities were caused by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of their amortized cost, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2004.

Corporate bonds and notes. The Company’s unrealized loss on investment in corporate bonds and notes was caused by an overall interest rate increase after the purchase of the investments. Included are 22 issuers with a carrying value of $174.0 million and a fair value of $172.8 million. These bonds have at least an S&P rating of A or better and a Moody’s rating of A2 or better. The Company’s review of the credit ratings determined that there were no downgrades during the year and no other information raised a concern as to the collectibility of the bonds. Because the Company has the ability and intent to hold these investments until a recovery of their amortized cost, which may be at maturity, it does not consider any to be other-than-temporarily impaired at December 31, 2004.

Note 5 LOANS

The Company’s lending activities are conducted primarily in Vermont, New Hampshire, Massachusetts and Maine, with additional activity relating to nearby trading areas in New York and Connecticut. The Banks make single-family and multi-family residential loans, commercial real estate loans, commercial loans, and a variety of consumer loans and municipal loans. In addition, the Banks make loans for the construction of residential homes, multi-family and commercial properties, and for land development.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Major classifications of loans at December 31, 2004 and 2003 are as follows:

	2004	2003
	(in thousands)
Commercial	$801,369	$658,615
Municipal	106,120	87,080
Real estate:
Residential
1-4 family	688,017	700,671
Multi-family	182,541	176,478
Home equity	294,656	270,959
Commercial	1,590,457	1,430,945
Construction	174,283	140,801

Total real estate	2,929,954	2,719,854
Consumer	239,750	259,135

Total gross loans	4,077,193	3,724,684
Allowance for loan losses	(59,031)	(57,464)

Net loans	$4,018,162	$3,667,220

Loans held for sale	$33,535	$25,262

Consumer loans include lease financing receivables of $4,612,000 for 2004 and $20,153,000 in 2003, which includes the estimated residual value of leased vehicles of approximately $3,630,626 and $15,128,576 at December 31, 2004 and 2003, respectively, and is net of unearned interest income of approximately $301,000 and $1,654,000 at those dates.

Changes in the allowance for loan losses are summarized as follows:

	2004	2003	2002
	(in thousands)
Balance at beginning of year	$57,464	$48,197	$45,268
Allowance acquired through acquisitions	—	7,936	2,972
Provision for loan losses	4,377	7,175	8,331
Loan recoveries	4,340	4,194	3,193
Loans charged off	(7,150)	(10,038)	(11,567)

Balance at end of year	$59,031	$57,464	$48,197

The principal amount of loans on nonaccrual status was $19,915,000 and $14,331,000 at December 31, 2004 and 2003, respectively. At the end of 2004 and 2003, the Company had no loans whose terms had been substantially modified in troubled debt restructurings. At December 31, 2004, the Banks were not committed to lend any additional funds to borrowers with loans whose terms have been restructured.

The amount of interest which was not earned but which would have been earned had nonaccrual loans performed in accordance with their original terms and conditions was as follows:

	2004	2003	2002
	(in thousands)
Interest income in accordance with original loan terms	$1,762	$1,937	$1,872
Interest income recognized	359	1,497	730

Reduction in interest income	$1,403	$440	$1,142

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information regarding loans that were considered to be impaired under SFAS 114 is as follows:

	December 31,
	2004	2003	2002
	(in thousands)
Investment in impaired loans	$15,211	$9,863	$9,060
Impaired loans with no specific reserve	8,670	4,197	5,517
Impaired loans with a specific reserve	6,541	5,666	3,543
Specific reserve for impaired loans	2,040	1,725	2,290
Average investment in impaired loans during the year	15,024	10,130	8,365
Cash-basis interest income recognized during the year	2	2	27
Accrual-basis interest income recognized during the year	—	14	56

Residential mortgage loans serviced for others, which are not reflected in the consolidated balance sheets, totaled approximately $2.142 billion and $2.285 billion at December 31, 2004 and 2003, respectively. No recourse provisions exist in connection with such servicing.

The following table is a summary of activity for mortgage servicing rights purchased and originated for the three years ended December 31, 2004:

	Purchased	Originated	Total
	(in thousands)
Balance at December 31, 2001	$3,051	$12,969	$16,020
Additions	—	4,440	4,440
Amortization	(728)	(2,777)	(3,505)
Provision for impairment	(1,341)	(7,123)	(8,464)

Balance at December 31, 2002	982	7,509	8,491
MSR’s obtained in Granite acquisition	—	1,480	1,480
Additions	—	7,839	7,839
Amortization	(1,279)	(9,998)	(11,277)
Recovery of impairment	870	4,862	5,732

Balance at December 31, 2003	573	11,692	12,265
Additions	—	5,090	5,090
Amortization	(551)	(6,669)	(7,220)
Recovery of impairment	388	1,303	1,691

Balance at December 31, 2004	$410	$11,416	$11,826

SFAS 140 requires enterprises to measure the impairment of servicing assets based on the difference between the carrying amount of the servicing rights and their current fair value. Fair value is measured as the discounted cash flow of future servicing income expected to be received based upon market conditions at the time the estimate is made. Significant assumptions made by management at December 31, 2004 include discount rate (9%), weighted average prepayment speed (315 PSA/18.9 CPR), weighted average servicing fee (25.60 basis points) and net cost to service loans ($17/loan).

The Company stratifies its servicing portfolio based upon interest rate (in increments of 50 basis points) and original loan term (primarily 15 and 30 year). The estimated market value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds, and discount rates.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2004 and 2003, the impairment valuation allowance was $1,041,000 and $2,732,000 respectively.

During 2004, the percentage of mortgages in the serviced portfolio with coupon rates in excess of 7% declined from 16% to 7% at December 31, 2003 and 2004, respectively, while the percentage of mortgages with coupon rates between 5% and 6% increased from 42% to 52% during the same period. Based upon this rate migration, the Company believes hypothetical future increases in prepayment speeds would be unlikely to result in impairment of greater than the $2.7 million estimated as of December 31, 2003. If impairment were to increase to this level from the $1.0 million at December 31, 2004, the estimated valuation of the asset would be reduced from 55 basis points to 47 basis points.

Note 6 PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2004 and 2003 are summarized as follows:

	2004	2003	Estimated Original Useful Lives
	(in thousands)
Land	$11,711	$11,667	—
Buildings and improvements	55,773	55,565	25-50 years
Leasehold improvements	12,434	9,713	2-50 years
Furniture and equipment	51,916	49,783	3-15 years
Construction in progress	10,848	9,381	—

Premises and equipment, gross	142,682	136,109
Accumulated depreciation and amortization	(68,411)	(63,979)

Premises and equipment, net	$74,271	$72,130

Total depreciation expense amounted to approximately $7,977,000, $8,362,000 and $7,428,000 in 2004, 2003 and 2002.

The Company is obligated under various noncancelable operating leases for premises and equipment expiring in various years through the year 2021. Total lease expense, net of income from subleases, amounted to approximately $4,560,000, $4,480,000 and $4,056,000 in 2004, 2003, and 2002, respectively.

Future minimum rental commitments for noncancelable operating leases on premises and equipment with initial or remaining terms of one year or more at December 31, 2004 are as follows:

Year	Lease Obligations
(in thousands)
2005	$4,640
2006	3,593
2007	2,803
2008	1,560
2009	712
Thereafter	3,000

Total minimum lease payments	$16,308

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7 BORROWINGS

Borrowings at December 31, 2004 and 2003 consisted of the following:

	2004	2003
	(in thousands)
Federal funds purchased, rate at 12/31/04 of 2.25% and 12/31/03 of 0.94%	$101,947	$4,652
Securities sold under agreements to repurchase	76,716	78,980
Trust preferred securities	125,000	125,000
Note Payable, 4.35% in 2004 and 4.12% in 2003, due January 1, 2015	273	261
FHLB Advances:
Maturing December 27, 2010 @ 4.80%, (callable)	20,000	20,000
Maturing February 7, 2011 @ 4.58%	—	5,208
Maturing February 7, 2011 @ 4.82%	—	5,282
Maturing March 28, 2011 @ 3.99% (callable)	10,031	10,036
Maturing April 19, 2011 @ 3.50%	1,463	1,507
Maturing May 9, 2011 @ 4.47%	—	5,165
Maturing August 1, 2011 @ 5.00%	560	560
Maturing August 12, 2011 @ 4.55%	—	10,373
Maturing January 17, 2012 @ 3.95% (callable)	19,996	19,910
Maturing December 29, 2023 @ 0.13%	485	500

Total Borrowings	$356,471	$287,434

Short-term borrowings, securities sold under agreements to repurchase and U.S. treasury borrowings are collateralized by U.S. Treasury and agency securities, mortgage-backed securities and corporate notes or bonds. These assets had a carrying value and a market value of $86,090,000 and $85,043,000 respectively, at December 31, 2004, and $89,727,000 and $89,038,000, respectively, at December 31, 2003. The borrowings from the Federal Home Loan Bank of Boston are secured by residential mortgage loans held in the Company’s loan portfolio. Federal funds purchased and the note payable are unsecured.

The following information relates to securities sold under agreements to repurchase:

	2004	2003	2002
	(in thousands)
Average balance outstanding during the year	$73,860	$97,508	$29,947
Average interest rate during the year	0.84%	1.42%	3.95%
Maximum amount outstanding at any month-end	$79,365	$123,131	$54,238

The following information relates to U.S. Treasury borrowings:

	2004	2003	2002
	(in thousands)
Average balance outstanding during the year	$—	$435	$555
Average interest rate during the year	N/A	0.93%	1.40%
Maximum amount outstanding at any month-end	$—	$875	$915

The following information relates to FHLB borrowings:

	2004	2003	2002
	(in thousands)
Average balance outstanding during the year	$52,942	$177,494	$83,870
Average interest rate during the year	4.47%	3.81%	4.21%
Maximum amount outstanding at any month-end	$52,535	$272,644	$121,057

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 21, 2002, a wholly-owned subsidiary of the Company, Chittenden Capital Trust I (the”Trust”), issued $125 million of 8% trust preferred securities (“TPS”) to the public and invested the proceeds from this offering in an equivalent amount of junior subordinated debentures issued by the Company. These debentures are the sole asset of the trust subsidiary. The proceeds from the offering, which was net of $4.5 million of issuance costs, were used as the cash consideration in the GB acquisition. The TPS pay interest quarterly, are mandatorily redeemable on July 1, 2032 and may be redeemed by the Trust at par any time on or after July 1, 2007. The Company has fully and unconditionally guaranteed the TPS issued by the Trust.

Concurrent with the issuance of these securities, the Company entered into interest rate swap agreements with two counterparties, in which the Company will receive 8% fixed on the notional amount of $125 million, while paying the counterparties a variable rate based on the three month LIBOR (London Interbank Offered Rate), plus approximately 122 basis points.

The following information relates to TPS borrowings:

	2004	2003	2002
	(in thousands)
Average balance outstanding during the year	$125,000	$125,000	$77,055
Average effective interest rate during the year (net of interest rate swaps)	2.73%	2.48%	3.11%
Maximum amount outstanding at any month-end	$125,000	$125,000	$125,000

Note 8 INCOME TAXES

Income tax expense consists of the following:

	2004	2003	2002
	(in thousands)
Current payable
Federal	$35,070	$41,260	$40,369
State	6,904	6,874	3,776

	41,974	48,134	44,145
Deferred (prepaid)
Federal	1,407	(5,471)	(9,811)
State	(354)	(914)	(179)

	1,053	(6,385)	(9,990)

Income tax expense	$43,027	$41,749	$34,155

Current income taxes receivable, included in other assets, were $3,262,265 and $2,958,563 at December 31, 2004 and 2003, respectively. The State of Vermont assesses a franchise tax for banks in lieu of a bank income tax. The franchise tax, assessed based on deposits, amounted to approximately $2,977,000, $2,757,000, and $2,694,000 in 2004, 2003, and 2002, respectively. These amounts are included in income tax expense in the accompanying consolidated statements of income. The Company is also taxed on income in the other states in which it operates.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the provision for Federal income taxes, calculated at the statutory rate, to the recorded income tax expense:

	2004	2003	2002
	(in thousands)
Computed tax at statutory Federal rate of 35%	$41,354	$40,792	$34,230
Increase (decrease) in taxes from:
Amortization of intangible assets	98	98	98
Tax-exempt interest, net	(954)	(825)	(970)
Dividends received deduction	(13)	(25)	(86)
State taxes, net of Federal tax benefit	4,341	3,874	2,338
Tax credits	(2,169)	(1,562)	(1,555)
Other, net	370	(603)	100

Total	$43,027	$41,749	$34,155

Effective income tax rate	36.4%	35.8%	34.9%

The components of the net deferred tax liability at December 31, 2004 and 2003 are as follows:

	2004	2003
	(in thousands)
Allowance for loan losses	$22,118	$22,829
Deferred compensation and pension	2,409	6,653
Depreciation	(262)	(392)
Accrued liabilities	(2,892)	565
Unrealized (gain) loss on securities available for sale	(551)	(10,298)
Basis differences, purchase accounting	(3,398)	(4,268)
Core deposit intangible	(5,427)	(6,392)
Lease financing	(1,763)	(6,408)
Mortgage servicing	(4,054)	(3,434)
Other	(1,959)	(3,328)

	$4,221	$(4,473)

Note 9 STOCKHOLDERS’ EQUITY

Treasury Stock

The Company periodically repurchased its own stock under a share repurchase program authorized by the Board of Directors on January 19, 2000, which expired on December 31, 2003. The Company repurchased no shares in 2003, and 414,750 shares at a cost of $9.9 million during 2002. Over the four-year period the program was outstanding, the Company repurchased 5,153,500 shares at a cost of $92.9 million.

Dividends

Dividends paid by the Banks are the primary source of funds available to the Company for payment of dividends to its stockholders and for other corporate needs. Applicable federal and state statutes, regulations, and guidelines impose restrictions on the amount of dividends that may be declared by the Banks. The Company paid dividends of $31.9 million, $28.3 million and $25.4 million during 2004, 2003, and 2002, respectively. These amounts represented $0.70, $0.64, and $0.63 per share.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Surplus

The payment of dividends by BWM and FBT to the Company are subject to Massachusetts banking law restrictions, which require that the capital stock and surplus accounts of the banks must amount, in the aggregate, to at least 10% of the bank’s deposit liability or there shall be transferred from net profits to the surplus account: (1) the amount required to increase the surplus account so that it, together with the capital stock, will amount to at least 10% of deposit liability, or (2) the amount required to increase the surplus account so that it shall amount to 50% of the common stock, and thereafter, the amount, not exceeding 50% of net profits, required to increase the surplus account so that it shall amount to 100% of capital stock. Because one or both of these tests were met at the individual banks, no transfers were made during the year.

Earnings Per Share

Prior year numbers have been adjusted to reflect the Company’s 5-for-4 common stock split. The record date of the stock split was as of the close of business on August 27, 2004.

The following table summarizes the calculation of basic and diluted earnings per share:

	2004	2003	2002
	(in thousands except per share information)
Net income	$75,127	$74,799	$63,645

Weighted average common shares outstanding	46,106	44,720	40,132
Dilutive effect of common stock equivalents	625	430	487

Weighted average common and common equivalent shares outstanding	46,731	45,150	40,619

Basic earnings per share	$1.63	$1.67	$1.58
Dilutive effect of common stock equivalents	(0.02)	(0.01)	(0.01)

Diluted earnings per share	$1.61	$1.66	$1.57

The following table summarizes options that could potentially dilute earnings per share in the future which were not included in the computation of the common stock equivalents because to do so would have been antidilutive:

	2004	2003	2002
Anti-dilutive options	449,414	768,329	869,314
Weighted average exercise price	$29.90	$24.91	$24.40

Comprehensive Income

Comprehensive income is the total of net income and all other non-owner changes in equity. The Company has chosen to display comprehensive income in the Consolidated Statements of Changes in Stockholders’ Equity. The following table summarizes reclassification detail for other comprehensive income for the years ended December 31,:

	2004	2003	2002
	(in thousands)
Unrealized gains (losses) on securities available for sale, net of tax	$(13,405)	$(1,681)	$26,818
Reclassification adjustment for realized (gains) losses arising during period, net of tax	(1,518)	(11,297)	(6,865)
Accrued minimum pension liability, net of tax	—	4,284	(4,284)

Total other comprehensive income	$(14,923)	$(8,694)	$15,669

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10 STOCK PLANS

The Company has two stock option plans: The Stock Incentive Plan, and the Directors’ Omnibus Long-term Incentive Plan. The Company accounts for these plans in accordance with APB Opinion No. 25, under which no compensation cost for stock options has been recognized, since all options qualify for fixed plan accounting and all options are granted at fair market value, or higher in the case of stepped options.

Under the plans, certain key employees and directors are eligible to receive various types of stock incentives, including but not limited, to options to purchase a specified number of shares of stock at a specified price (including incentive stock options and non-qualified stock options); restricted stock which vests after a specified period of time; unrestricted stock awards; performance awards; and non-employee directors’ stock options to purchase stock at predetermined fixed prices. There were a total of 5,688,624 shares at December 31, 2004 and 2003, available to be issued under the plans and 5,151,393 and 4,380,167 had been issued.

The following tables summarize information regarding the Company’s stock option plans:

	Weighted Average Exercise Price Per Share	Options
December 31, 2001	$18.26	2,050,519
Granted	23.26	656,875
Exercised	13.53	(234,425)
Expired	24.54	(23,830)

December 31, 2002	19.98	2,449,139
Granted	21.74	1,024,687
Exercised	15.98	(368,214)
Expired	—	—

December 31, 2003	21.09	3,105,612
Granted	27.71	771,226
Exercised	18.35	(529,292)
Expired	28.83	(313)

December 31, 2004	$23.07	3,347,233

OPTIONS OUTSTANDING AND EXERCISABLE

December 31, 2004

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
$ 6.53 - $19.97	768,237	6.03	$18.43	768,237	$18.43
$20.15 - $22.32	683,531	6.41	21.21	683,531	21.21
$22.89 - $23.23	837,085	7.52	23.03	837,085	23.03
$23.76 - $29.46	994,338	8.43	27.32	994,338	27.32
$29.77 - $36.02	64,042	3.78	32.92	64,042	32.92

$ 6.53 - $36.02	3,347,233	7.15	$23.07	3,347,233	$23.07

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11 EMPLOYEE BENEFITS

Pension Plan

As of January 1, 2004, the Company sponsored two qualified defined benefit pension plans that together covered substantially all of its employees. The Chittenden Pension Account Plan (“Chittenden Plan”) covered substantially all employees other than employees of Granite Bank and GSBI Insurance Group (“GSBI”) who met minimum age and service requirements and provides benefits based on years of service and compensation earned during those years of service. The Retirement Plan of Granite State Bankshares, Inc. in RSI Retirement Trust (“Granite Plan”) covered substantially all employees of Granite Bank and GSBI who met minimum age and service requirements and provides benefits based on years of service and final average compensation. Granite Bank and GSBI were acquired by the Company effective February 28, 2003.

Effective December 31, 2003, benefits earned under the Granite Plan were frozen. Effective January 1, 2004, eligible employees of Granite Bank and GSBI began to earn benefits under the Chittenden Plan. On September 30, 2004, the Company merged the Granite Plan into the Chittenden Plan, which the Company continues to sponsor, and which continues to cover substantially all of its employees.

The changes in the benefit obligation for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003
	(in thousands)
Projected benefit obligation at beginning of year	$59,913	$45,847
Service cost	3,419	2,817
Interest cost	3,697	3,376
Plan amendments	845	(800)
Actuarial loss	5,412	3,392
Disbursements	(1,908)	(1,675)
Granite Acquisition	—	6,956

Projected benefit obligation at end of year	$71,378	$59,913

The accumulated benefit obligations for the U.S. pension plans at the end of 2004 and 2003 were $62,128,975 and $52,676,050, respectively.

Weighted-average assumptions used in determining pension obligations for the years ended December 31:

	2004	2003
Discount rate	5.75%	6.00%
Rate of compensation increase	4.50%	4.50%

The changes in the plan assets for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003
	(in thousands)
Fair value of assets at beginning of year	$57,146	$34,287
Actual return on plan assets	4,212	6,237
Company contributions	5,000	13,277
Disbursements	(1,908)	(1,675)
Granite Acquisition	—	5,020

Fair value of assets at end of year	$64,450	$57,146

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The asset allocation for the Company’s pension plans at December 31, 2003 and 2004, and the target asset allocation for 2005, by asset category are as follows:

			Target Asset Allocation 2005
Asset Category	2003	2004
Equity securities	52%	63%	40-75%
Debt securities	25%	22%	20-55%
Cash	23%	15%	0-20%

Total	100%	100%

Chittenden uses a measurement date of September 30 for its pension plans. The cash positions shown in the actual allocation are due to significant contributions made just prior to the measurement date, which at the time had not yet been allocated into other asset categories.

The Company’s investment policy seeks to achieve long-term capital growth to enable the plan to meet its future benefit obligations to participants and to maintain liquidity sufficient to cover plan distributions without exposing the Company to undue investment risk. The Retirement Plan Committee is responsible for overseeing the investment performance of the plan, including evaluating the performance of the investment managers. The Committee is also responsible for periodically reviewing the plan’s investment objectives and guidelines to ensure they remain appropriate. Current guidelines specify generally that 20-55% of plan assets be invested in corporate bonds and other fixed income securities and 40-75% of plan assets be invested in equity securities.

The funded status of the plans for at year-end, reconciled to the amount on the statement of financial position, follows:

	2004	2003
	(in thousands)
Fair value of plan assets	$64,450	$57,146
Benefit obligation	(71,378)	(59,913)

Funded status	(6,928)	(2,767)
Prior service cost not yet recognized in net periodic pension cost	(1,911)	(3,396)
Unrecognized net transition asset amortized over participants’ service	—	(110)
Unrecognized net loss from actual experience versus assumptions	21,595	16,255

Prepaid pension benefit included in other assets	$12,756	$9,982

	2004	2003
	(in thousands)
Prepaid benefit cost	$12,756	$12,159
Accrued benefit cost	—	(2,177)

Net amount recognized	$12,756	$9,982

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At the end of 2004 and 2003 the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets were as follows:

	Projected Benefit Obligation exceeds the Fair Value of Plan Assets		Accumulated Benefit Obligation exceeds the Fair Value of Plan Assets
	2004	2003	2004	2003
Projected benefit obligation	$71,378	$59,913	—	$7,000
Accumulated benefit obligation	62,129	52,676	—	7,000
Fair value of plan assets	64,450	57,146	—	5,731

Employer contributions for the years ended December 31, 2003 and 2004, and expected contributions for 2005 are as follows:

	2003	2004	Projected 2005
Employer contribution	$13,277	$5,000	$—
Benefit disbursements	1,675	1,908	N/A

Due to recent contributions made in excess of the minimum required amounts, the Company does not anticipate a required contribution during 2005. However, it is possible that the Company, if appropriate to its tax and cash position, will make a voluntary contribution during 2005 to respond to changes in pension funding legislation and/or to further improve the plan’s funded status.

Net pension expense components included in employee benefits in the consolidated statements of income are as follows:

	December 31,
	2004	2003	2002
	(in thousands)
Service cost	$3,419	$2,817	$1,926
Interest cost	3,697	3,376	2,903
Expected return on plan assets	(4,451)	(3,544)	(3,970)

Net amortization:
Prior service cost	(640)	(590)	(618)
Net actuarial loss/(gain)	468	—	—
Transition amount	(112)	(129)	(129)

Total amortization	(284)	(719)	(747)

Net pension (income) expense	$2,381	$1,930	$112

Weighted-average assumptions used to determine net cost:

	2004	2003
Discount rate	6.00%	6.50%
Expected long term return on plan assets	7.25%	7.25%
Rate of compensation increase	4.50%	4.50%

Based on representative allocation within the target asset allocation described above, management expects an annual long-term return for its portfolio of 7.25%. In formulating this assumed long-term rate of return, the

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CTC has supplemental pension arrangements with certain retired employees. The liability, included in accrued expenses and other liabilities, related to such arrangements was $1,433,000 and $1,677,000 at December 31, 2004 and 2003, respectively.

The Company has established a supplemental executive retirement plan (SERP) for members of the executive management group. This unfunded plan is intended to cover only those benefits excluded from coverage under the Company’s qualified defined benefit pension plan as a result of IRS regulations. The design elements of this SERP mirror those of the Company’s qualified plan. In addition to the SERP, the Company has a separate arrangement with its Chief Executive Officer under which contributions are accrued based upon the Company’s return on equity (ROE). A ROE of 10% is the minimum threshold at which any contribution will be made. Benefits are payable upon attaining the age of 55, except in the event of death or disability. The liability related to the SERPs, included in accrued expenses and other liabilities was $4,530,000 and $3,771,000 at December 31, 2004 and 2003 respectively. Expenses related to this plan were $760,000, $614,000 and $577,000 in 2004, 2003 and 2002, respectively.

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

During the three year period ended December 31, 2004, the Company made incentive savings contributions in amounts equal to 35% of each employee’s basic contribution, which was charged to benefits expense.

Year	35% Contribution Amount
2004	$1,322,000
2003	1,184,000
2002	1,202,000

The Company may also make an additional matching contribution (profit-sharing) to the incentive savings and profit sharing plan based on the extent to which the annual corporate profitability goals established by the Board of Directors are met. Benefits expense related to the additional matching contribution totaled:

Year	Profit Sharing Contribution Amount
2004	$376,000
2003	761,000
2002	643,000

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the shares of the Company’s common stock that were purchased through the incentive savings and profit sharing plan, during each of the last three years:

Year	Shares
2004	123,212
2003	132,796
2002	94,891

The Company has established a supplemental executive savings plan. This plan is intended to cover only those benefits excluded from coverage under the Corporation’s qualified incentive savings and profit sharing plan as a result of IRS regulations. Any contributions under this supplemental plan, when combined with the regular pre-tax contributions shall not exceed 16% of the individual’s earnings. Benefit expense related to this plan was $12,000, $29,000 and $29,000 in 2004, 2003 and 2002, respectively.

The Company also has an Executive Management Incentive Compensation Plan. Executives at defined levels of responsibility are eligible to participate in the plan. Incentive award payments are determined on the basis of corporate and group profitability, relative performance within a defined peer group and individual performance. Awards may range from zero to 100% of annual compensation. Expenses for this plan totaled $715,000, $2,169,000 and $2,155,000 in 2004, 2003, and 2002, respectively.

The Company has a Directors’ Deferred Compensation Plan. Under the plan, Directors may defer fees and retainers that would otherwise be payable currently. Deferrals may be made to an uninsured interest bearing account or an account recorded in equivalents of the Company’s common stock. Directors are required to defer 50% of their compensation (and may defer as much as 100%) in the equivalent of the Company’s common stock. Expenses for this plan totaled $1,189,000, $879,000, and $713,000 for 2004, 2003, and 2002, respectively. Based on these elections, shares that could be issued under the plan totaled 423,800 at December 31, 2004.

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

Financial instruments whose contractual amounts represent off-balance sheet risk at December 31, 2004 and 2003 are as follows:

	2004	2003
	(in thousands)
Loans and Other Commitments
Commitments to originate loans	$204,193	$131,610
Unused home equity lines of credit	313,526	292,823
Unused portions of credit card lines	39,921	37,554
Unadvanced portions of construction loans	173,878	192,826
Equity investment commitments to limited partnerships	4,785	8,769

Standby Letters of Credit
Notional amount of standby letters of credit fully collateralized by cash	71,880	65,051
Notional amount of other standby letters of credit	29,938	40,812
Liability associated with letters of credit recorded on balance sheet	510	290

Note 13 COMMITMENTS AND CONTINGENCIES

The Federal Reserve System requires nonmember banks to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement, included in cash and cash equivalents, was $26,097,000 and $10,592,000 at December 31, 2004 and 2003, respectively.

The Company has entered into severance agreements with the Chief Executive Officer and several members of senior management. These agreements are triggered by a change of control under certain circumstances. Payments are equal to 2.99 times annual salary for the Chief Executive Officer and from 1 to 2 times annual salary for the individual participating members of senior management.

Various legal claims against the Company arising in the normal course of business were outstanding at December 31, 2004. Management, after reviewing these claims with legal counsel, is of the opinion that the resolution of these claims will not have a material effect on the financial condition or results of operations of the Company.

Note 14 OTHER NONINTEREST EXPENSE

The components of other noninterest expense for the years presented are as follows:

	2004	2003	2002
	(in thousands)
Legal and professional	$949	$1,569	$854
Marketing	3,466	3,282	2,942
Software and supplies	7,845	7,288	4,924
Net OREO and collection expenses	(617)	(129)	(293)
Telephone	2,829	3,210	3,071
Postage	2,865	3,009	2,561
Other	18,258	18,776	17,131

	$35,595	$37,005	$31,190

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15 FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and Cash Equivalents

The carrying amounts for cash and cash equivalents approximate fair value because they mature in 90 days or less and do not present unanticipated valuation risk.

Securities

The fair value of investment securities, other than Federal Home Loan Bank (FHLB) stock and Federal Reserve Bank stock (FRB), is based on quoted market prices. The carrying value of FHLB and FRB stock represents its redemption value.

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

The estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$136,468	$136,468	$174,939	$174,939
Securities available for sale	1,446,221	1,446,221	1,588,151	1,588,151
FRB and FHLB stock	19,243	19,243	20,753	20,753
Loans, net	4,018,162	4,029,935	3,667,220	3,682,159
Loans held for sale	33,535	33,535	25,262	25,262
Mortgage servicing rights	11,826	17,198	12,265	18,015
Financial liabilities:
Deposits:
Demand	890,561	890,561	898,920	898,920
Savings	519,623	519,623	517,789	517,789
NOW	890,701	890,701	899,018	899,018
CMA / money market	1,577,474	1,577,474	1,604,138	1,604,138
Certificates of deposit less than $100,000	752,828	755,337	789,066	797,365
Certificates of deposit of $100,000 and over	407,543	406,539	260,960	262,454
Borrowings	356,471	356,214	162,434	163,940
Commitments	510	682	290	827

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16 PARENT COMPANY FINANCIAL STATEMENTS

Chittenden Corporation (Parent Company Only)

BALANCE SHEETS

	December 31,
	2004	2003
	(in thousands)
Assets
Cash and cash equivalents	$66,723	$34,342
Investment in subsidiaries	695,017	682,694
Other assets	14,868	17,483

Total assets	$776,608	$734,519

Liabilities and stockholders’ equity
Liabilities:
Accrued expenses and other liabilities	31,351	29,568
Other Borrowins	125,000	125,000

Total liabilities	156,351	154,568

Total stockholders’ equity	620,257	579,951

Total liabilities and stockholders’ equity	$776,608	$734,519

STATEMENTS OF INCOME

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Operating income:
Dividends from bank subsidiaries	$49,525	$78,350	$53,700
Interest income	—	607	597

Total operating income	$49,525	78,957	54,297

Operating expense:
Interest expense	4,284	2,795	2,203
Other operating expense	1,163	3,823	1,388

Total operating expense	5,447	6,618	3,591

Income before income taxes and equity in undistributed earnings of subsidiaries	44,078	72,339	50,706
Income tax benefit	1,938	2,301	1,143

Income before equity in undistributed earnings of subsidiaries	46,016	74,640	51,849
Equity in undistributed earnings of subsidiaries	29,111	159	11,796

Net income	$75,127	$74,799	$63,645

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Cash flows from operating activities:
Net income	$75,127	$74,799	$63,645
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of bank subsidiaries	(29,111)	(159)	(11,796)
Decrease in other assets	2,615	2,438	2,647
Increase in accrued expenses and other liabilities	5,874	7,159	8,691

Net cash provided by operating activities	54,505	84,237	63,187

Cash flows from investing activities:
Investments in and advanced to subsidiaries	—	(122,998)	(69,249)

Net cash used in investing activities	—	(122,998)	(69,249)

Cash flows from financing activities:
Proceeds from issuance of trust preferred securities	—	—	120,321
Proceeds from issuance of treasury and common stock	9,765	6,082	3,233
Dividends paid on common stock	(31,889)	(28,301)	(25,379)
Repurchase of common stock	—	—	(9,904)

Net cash provided by (used in) financing activities	(22,124)	(22,219)	88,271

Net increase (decrease) in cash and cash equivalents	32,381	(60,980)	82,209
Cash and cash equivalents at beginning of year	34,342	95,322	13,113

Cash and cash equivalents at end of year	$66,723	$34,342	$95,322

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the tables below) of total and Tier I capital (as defined in the regulation) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2004, that the Company and the Banks meet all capital adequacy requirements.

As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company and the Banks as “well capitalized” under the regulatory framework for prompt

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

corrective action. To be categorized as adequately or well capitalized, the Company and the Banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the tables below.

The Company’s and the Banks’ actual capital amounts (dollars in thousands) and ratios are presented in the following tables:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004
Total Capital (to Risk Weighted Assets):
Consolidated	$561,046	11.64%	$385,499	8.00%	$481,874	10.00%
Chittenden Trust Company	262,528	10.70	196,252	8.00	245,315	10.00
Bank of Western Massachusetts	56,634	10.15	44,638	8.00	55,797	10.00
Flagship Bank and Trust	41,038	10.82	30,345	8.00	37,931	10.00
Maine Bank & Trust	30,870	10.52	23,482	8.00	29,352	10.00
Ocean National Bank	125,588	10.96	91,660	8.00	114,576	10.00
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	503,097	10.44	192,793	4.00	289,190	6.00
Chittenden Trust Company	233,573	9.52	98,126	4.00	147,189	6.00
Bank of Western Massachusetts	49,647	8.90	22,359	4.00	33,538	6.00
Flagship Bank and Trust	36,774	9.70	15,172	4.00	22,759	6.00
Maine Bank & Trust	27,200	9.27	11,744	4.00	17,616	6.00
Ocean National Bank	111,515	9.73	45,830	4.00	68,745	6.00
Tier 1 Capital (to Average Assets):
Consolidated	503,097	8.42	239,122	4.00	298,903	5.00
Chittenden Trust Company	233,573	7.49	124,790	4.00	155,987	5.00
Bank of Western Massachusetts	49,647	8.31	23,889	4.00	29,861	5.00
Flagship Bank and Trust	36,774	7.42	19,824	4.00	24,780	5.00
Maine Bank & Trust	27,200	9.19	11,838	4.00	14,798	5.00
Ocean National Bank	111,515	7.75	57,543	4.00	71,929	5.00

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
Total Capital (to Risk Weighted Assets):
Consolidated	$501,137	11.32%	$354,130	8.00%	$442,662	10.00%
Chittenden Trust Company	233,991	10.42	179,593	8.00	222,491	10.00
Bank of Western Massachusetts	49,495	10.40	38,070	8.00	47,600	10.00
Flagship Bank and Trust	39,781	10.73	29,670	8.00	37,087	10.00
Maine Bank & Trust	29,581	10.90	21,715	8.00	27,144	10.00
Ocean National Bank	127,823	11.74	87,056	8.00	108,819	10.00
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	445,778	10.07	177,065	4.00	265,597	6.00
Chittenden Trust Company	206,464	9.20	88,797	4.00	134,695	6.00
Bank of Western Massachusetts	43,532	9.15	19,040	4.00	28,560	6.00
Flagship Bank and Trust	35,140	9.47	14,835	4.00	22,252	6.00
Maine Bank & Trust	26,184	9.65	10,858	4.00	16,286	6.00
Ocean National Bank	114,214	10.49	43,528	4.00	65,292	6.00
Tier 1 Capital (to Average Assets):
Consolidated	445,778	7.79	228,836	4.00	286,045	5.00
Chittenden Trust Company	206,464	6.91	119,523	4.00	149,404	5.00
Bank of Western Massachusetts	43,532	8.16	21,344	4.00	26,680	5.00
Flagship Bank and Trust	35,140	7.12	19,754	4.00	24,692	5.00
Maine Bank & Trust	26,184	9.62	10,882	4.00	13,602	5.00
Ocean National Bank	114,214	7.83	58,313	4.00	72,891	5.00

*	Prior year Granite numbers have been merged into ONB.

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

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following tables present the results of the Company’s reportable operating business segments as of December 31, 2004, 2003 and 2002:

	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Year Ended December 31, 2004
Net interest income (1)	$229,782	$(4,284)	$—	$225,498
Non interest income:
Investment management income	18,383	—	—	18,383
Service charges on deposits	17,886	—	—	17,886
Mortgage servicing	159	—	—	159
Gains on sales of loans, net	9,661	—	—	9,661
Gains on sales of securities	2,335	—	—	2,335
Loss on prepayment of borrowings	(1,194)	—	—	(1,194)
Credit card income, net	4,150	—	—	4,150
Insurance commissions, net	—	6,966	—	6,966
Retail investment services	3,239	—	—	3,239
Other non-interest income	11,725	95	—	11,820

Total non-interest income	66,344	7,061	—	73,405

Total income	296,126	2,777	—	298,903
Provision for loan losses	4,377	—	—	4,377
Depreciation and amortization expense	10,748	306	—	11,054
Salaries and employee benefits	93,145	13,432	—	106,577
Other non-interest expense	67,253	(8,512)	—	58,741

Total non-interest expense	171,146	5,226	—	176,372

Income (loss) before income taxes	120,603	(2,449)	—	118,154
Income tax expense (benefit)	44,157	(1,130)	—	43,027

Net income (loss)	$76,446	$(1,319)	$—	$75,127

End of period assets	$6,166,544	$793,520	$(889,854)	$6,070,210
End of period loans, net	4,018,162	—	—	4,018,162
End of period deposits	5,101,453	—	(62,723)	5,038,730
Expenditures for long-lived assets	9,945	173	—	10,118

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Year Ended December 31, 2003
Net interest Income (1)	$221,353	$(3,290)	$—	$218,063

Non interest income:
Investment management income	15,956	—	—	15,956
Service charges on deposits	18,396	—	—	18,396
Mortgage servicing	281	—	—	281
Gains on sales of loans, net	21,765	—	—	21,765
Gains on sales of securities	17,380	—	—	17,380
Loss on prepayment of borrowings	(3,070)	—	—	(3,070)
Credit card income, net	4,079	—	—	4,079
Insurance commissions, net	—	6,870	(184)	6,686
Retail investment services	4,621	—	—	4,621
Other non-interest income	10,957	(20)	—	10,937

Total non-interest income	90,365	6,850	(184)	97,031

Total income	311,718	3,560	(184)	315,094
Provision for loan losses	7,175	—	—	7,175
Depreciation and amortization expense	11,027	82	—	11,109
Salaries and employee benefits	95,995	14,014	—	110,009
Other non-interest expense	76,107	(5,670)	(184)	70,253

Total non-interest expense	183,129	8,426	(184)	191,371

Income (loss) before income taxes	121,414	(4,866)	—	116,548
Income tax expense (benefit)	43,015	(1,266)	—	41,749

Net income (loss)	$78,399	$(3,600)	—	$74,799

End of period assets	$5,917,806	$880,403	$(897,565)	$5,900,644
End of period loans, net	3,667,220	—	—	3,667,220
End of period deposits	5,004,303	—	(34,412)	4,969,891
Expenditures for long-lived assets	13,090	53	—	13,143

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Year Ended December 31, 2002
Net interest Income (1)	$194,158	$(1,543)	$—	$192,615

Non interest income:
Investment management income	15,601	—	—	15,601
Service charges on deposits	16,026	—	—	16,026
Mortgage servicing	(6,442)	—	—	(6,442)
Gains on sales of loans, net	10,068	—	—	10,068
Credit card income, net	3,656	—	—	3,656
Insurance commissions, net	—	3,816	(83)	3,733
Other non-interest income	22,416	2	—	22,418

Total non-interest income	61,325	3,818	(83)	65,060

Total income	255,483	2,275	(83)	257,675
Provision for loan losses	8,331	—	—	8,331
Depreciation and amortization expense	8,631	75	—	8,706
Salaries and employee benefits	86,112	1,961	—	88,073
Other non-interest expense	52,724	2,124	(83)	54,765

Total non-interest expense	147,467	4,160	(83)	151,544

Income (loss) before income taxes	99,685	(1,885)	—	97,800
Income tax expense (benefit)	34,025	130	—	34,155

Net income (loss)	$65,660	$(2,015)	$—	$63,645

End of period assets	$4,909,890	$675,853	$(665,199)	$4,920,544
End of period loans, net	2,925,666	—	—	2,925,666
End of period deposits	4,221,455	—	(95,363)	4,126,092
Expenditures for long-lived assets	5,427	37	—	5,464

(1)	The Commercial Banking segment derives a majority of its revenue from net interest income. In addition, management primarily relies on net interest income, not the gross revenue and expense amounts, in managing that segment. Therefore, only the net amount has been disclosed.
(2)	Revenue derived from these non-reportable segments includes insurance commissions from various insurance related products and services, as well as other operations associated with the parent holding company.

Note 19 RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123R (revised December 2004), Share-based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Statement 123-R allows the use of valuation models other than the Black-Scholes model prescribed in Statement 123, specifically the Binomial Lattice method. Therefore the pro forma costs of stock option expense estimated in Note 1 using the Black-Scholes method may not be representative of the costs recognized by the Company, upon adoption. The Company is still in the process of analyzing the cost of stock options under the revised Statement.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2003, AcSEC issued SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. A transition provision applies for certain aspects of loans currently within the scope of Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in business combinations and applies to all nongovernmental entities, including not-for-profit organizations. The SOP does not apply to loans originated by the entity.

Report of Independent Registered Public Accounting Firm

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF CHITTENDEN CORPORATION:

We have completed an integrated audit of Chittenden Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Chittenden Corporation (the “Company”) and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

February 18, 2005

Montpelier, VT

MANAGEMENT’S STATEMENT OF RESPONSIBILITY

The consolidated financial statements contained in this annual report on Form 10-K have been prepared in accordance with generally accepted accounting principles and, where appropriate, include amounts based upon management’s best estimates and judgments. Management is responsible for the integrity and the fair presentation of the consolidated financial statements and related information.

Management maintains a system of internal controls to provide reasonable assurance that the Company’s assets are safeguarded against loss and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. These internal controls include the establishment and communication of policies and procedures, the selection and training of qualified personnel and an internal auditing program that evaluates the adequacy and effectiveness of such internal controls, policies and procedures. Management recognizes that even a highly effective internal control system has inherent risks, including the possibility of human error and the circumvention or overriding of controls, and that the effectiveness of an internal control system can change with circumstances. However, management believes that the internal control system provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected on a timely basis and corrected through the normal course of business. As of December 31, 2004, management believes the internal controls were in place and operating effectively.

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

The independent accountants were engaged to perform an independent audit of the consolidated financial statements. They have conducted their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) as stated in their report which appears on page 80 and 81.

Paul A. Perrault	Kirk W. Walters
President, Chief Executive Officer and	Executive Vice President and
Chair of Board of Directors	Chief Financial Officer

QUARTERLY FINANCIAL DATA (Unaudited)

A summary of quarterly financial data for 2004 and 2003 is presented below:

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
	(in thousands, except per share amounts)
2004
Total interest income	$64,854	$65,283	$67,969	$71,661
Total interest expense	10,143	10,359	11,300	12,467

Net interest income	54,711	54,924	56,669	59,194
Provision for loan losses	427	1,100	1,025	1,825
Noninterest income	18,003	20,638	17,841	16,923
Noninterest expense	44,602	45,963	42,811	42,996

Income before income taxes	27,685	28,499	30,674	31,296
Income tax expense	10,218	10,345	11,196	11,268

Net income	$17,467	$18,154	$19,478	$20,028

Basic earnings per share	$0.38	$0.40	$0.42	$0.43
Diluted earnings per share	0.37	0.39	0.42	0.43
Dividends paid per share	0.16	0.18	0.18	0.18

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
	(in thousands, except per share amounts)
2003
Total interest income	$65,854	$71,219	$67,231	$67,138
Total interest expense	14,906	15,119	12,570	10,784

Net interest income	50,948	56,100	54,661	56,354
Provision for loan losses	2,050	2,050	2,050	1,025
Noninterest income	19,256	29,784	24,998	22,994
Noninterest expense	42,176	54,260	46,858	48,077

Income before income taxes	25,978	29,574	30,751	30,246
Income tax expense	9,387	10,947	10,887	10,528

Net income	$16,591	$18,627	$19,864	$19,718

Basic earnings per share	$0.40	$0.41	$0.43	$0.43
Diluted earnings per share	0.39	0.41	0.43	0.43
Dividends paid per share	0.16	0.16	0.16	0.16

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2004, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Also, based on management’s evaluation, there was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Management of Chittenden Corporation is responsible for establishing and maintaining adequate internal control over financial reporting and for identifying the framework used to evaluate its effectiveness. Chittenden’s system of internal control over financial reporting was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of financial statements in accordance with Generally Accepted Accounting Principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Chittenden’s management including the Company’s CEO and CFO, assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was effective based on those criteria.

Chittenden’s independent auditors, PricewaterhouseCoopers, LLP, an independent registered public accounting firm, have issued an attestation report on our management’s assessment of the Company’s internal control over financial reporting. Their report is included herein below.

ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM

See Report of Independent Registered Public Accounting Firm on pages 80 and 81.

ITEM 9B OTHER INFORMATION

None

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors and executive officers of the Company required by Item 10 shall be included in the Proxy Statement and is incorporated herein by reference.

The Company’s Policy on Ethics and Professional Standards was approved by the Chittenden Board of Directors on September 17, 2003 and is available on the Company’s website at www.chittendencorp.com. A copy of the Code of Ethics will be provided to any person without charge upon request to the Secretary of the Company.

ITEM 11	EXECUTIVE COMPENSATION

Information with respect to executive compensation required by Item 11 shall be included in the Proxy Statement and is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management required by Item 12 shall be included in the Proxy Statement and is incorporated herein by reference.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions required by Item 13 shall be included in the Proxy Statement and is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to principal accounting fees and services required by Item 14 shall be included in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

(1) FINANCIAL STATEMENTS

The financial statements of the Company and its subsidiaries are included in Part II, Item 8 hereof and are incorporated herein by reference.

(2) FINANCIAL STATEMENT SCHEDULES

There are no financial statement schedules required to be included in this report.

(3) EXHIBITS

(a) The following are included as exhibits to this report:

3 (i).1	Amended and restated Articles of Incorporation of the Company, incorporated herein by reference to the Proxy Statement for the 1999 Annual Meeting of Stockholders.

3 (ii).1	By-laws of the Company, as amended and restated as of October 18, 1997 and further amended as of January 21, 2004 is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.	Statement of the Company regarding its Dividend Reinvestment Plan is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.

10.1	Directors’ Deferred Compensation Plan, dated April 1972, as amended May 20, 1992, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.

10.2	Amended and Restated Pension Plan, incorporated herein by reference to the Company’s Annual Report on Form 10-Q for the period ended September 30, 1996.

10.3	Incentive Savings and Profit Sharing Plan, attached to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994, as amended for the year ended December 31, 1995.

10.4	Letter from the Company to Paul A. Perrault, dated July 26, 1990, regarding terms of employment, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.

10.7	Executive Management Incentive Compensation Plan (“EMICP”), incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

10.8	Amendment to EMICP to increase cap on awards from 60% to 100% of base salary, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

10.9	The Company’s Stock Incentive Plan, amended and restated February 21, 2001, incorporated herein by reference to the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders.

10.10	Compensation plan of Paul A. Perrault, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

10.11	Supplemental Executive Retirement Plan of Paul A. Perrault, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.12	Supplemental Executive Cash Balance Restoration Plan, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.13	Supplemental Executive Savings Plan, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.14	The Company’s Amended and Restated Directors’ Omnibus Long-Term Incentive Plan, incorporated herein by reference to the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders.

10.15	Chittenden Corporation Stock Incentive Plan Option Agreement, incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004.

10.16	Chittenden Corporation Amended and Restated Directors’ Omnibus Long-Term Incentive Plan-Non-Employee Director Stock Option Agreement, incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004.

*10.17	Employment Agreement of Paul A. Perrault

*10.18	Employment Agreement of Kirk W. Walters

*10.19	Employment Agreement of John P. Barnes

*10.20	Employment Agreement of John W. Kelly

*10.21	Employment Agreement of F. Sheldon Prentice

14	The Company’s Policy on Ethics and Professional Standards was approved by the Chittenden Board of Directors on September 17, 2003 and is available on www.chittendencorp.com. A copy of the code of ethics will be provided to any person without charge upon request to the Secretary of the Company.

*21	List of subsidiaries of the Registrant.

*23	Consent of PricewaterhouseCoopers LLP

*31.1	Certification of Chairman, President and Chief Executive Officer Paul A. Perrault required by Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Executive Vice President and Chief Financial Officer Kirk W. Walters required by Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chairman, President and Chief Executive Officer Paul A. Perrault required by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Executive Vice President and Chief Financial Officer Kirk W. Walters required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed / furnished herewith

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

Maine Bank & Trust, Maine

Ocean National Bank, New Hampshire and Maine

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

Date: February 18, 2005	CHITTENDEN CORPORATION

	By:	/s/ PAUL A. PERRAULT
Paul A. Perrault President, Chief Executive Officer and Chairman of the Board of Directors

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/S/ PAUL A. PERRAULT	President, Chief Executive Officer and Chairman of the Board of Directors	2/16/05

/S/ KIRK W. WALTERS	Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	2/16/05

/S/ SALLY W. CRAWFORD	Director	2/16/05

PHILIP M. DRUMHELLER	Director	2/16/05

JOHN K. DWIGHT	Director	2/16/05

/S/ LYN HUTTON	Director	2/16/05

/S/ JAMES C. PIZZAGALLI	Director	2/16/05

/S/ ERNEST A. POMERLEAU	Director	2/16/05

/S/ MARK W. RICHARDS	Director	2/16/05

/S/ CHARLES W. SMITH, JR.	Director	2/16/05

/S/ PALL D. SPERA	Director	2/16/05

/S/ OWEN W. WELLS	Director	2/16/05

CHITTENDEN CORPORATION

SKU #0667-TK-04