Form 10-Q
period 2005-03-31
CHITTENDEN CORP /VT/
filed 2005-04-22
CIK 200138

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

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

At April 21, 2005, there were 46,401,555 shares of the Corporation’s $1.00 par value common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Chittenden Corporation

Consolidated Balance Sheets

(Unaudited)

	March 31, 2005	December 31, 2004
	(in thousands)
Assets
Cash and cash equivalents	$146,861	$136,468
Securities available for sale	1,409,434	1,446,221
FRB and FHLB stock	19,352	19,243
Loans held for sale	22,131	33,535
Loans:
Commercial	812,050	801,369
Municipal	98,128	106,120
Real Estate:
Residential
1-4 family	712,133	688,017
Multi-family	180,632	182,541
Home equity	297,649	294,656
Commercial	1,651,247	1,590,457
Construction	133,799	174,283

Total Real Estate	2,975,460	2,929,954
Consumer	242,239	239,750

Total Loans	4,127,877	4,077,193
Less: Allowance for loan losses	(59,811)	(59,031)

Net loans	4,068,066	4,018,162
Accrued interest receivable	28,443	28,956
Other assets	66,746	64,970
Premises and equipment, net	72,336	74,271
Mortgage servicing rights	12,074	11,826
Identified intangibles	19,648	20,422
Goodwill	216,136	216,136

Total assets	$6,081,227	$6,070,210

Liabilities:
Deposits:
Demand	$881,954	$890,561
Savings	514,215	519,623
NOW	898,720	890,701
CMAs/ Money market	1,527,753	1,577,474
Certificates of deposit less than $100,000	781,111	752,828
Certificates of deposit $100,000 and over	459,410	407,543

Total deposits	5,063,163	5,038,730
Securities sold under agreements to repurchase	91,443	76,716
Borrowings	254,418	279,755
Accrued expenses and other liabilities	54,721	54,752

Total liabilities	5,463,745	5,449,953
Stockholders’ Equity:
Preferred stock - $100 par value authorized – 1,000,000 shares; issued and outstanding - none	—	—
Common stock - $1 par value; authorized – 60,000,000 shares; issued – 50,206,767 in 2005 and 50,203,529 in 2004	50,207	50,204
Surplus	248,864	249,036
Retained earnings	395,410	384,679
Treasury stock, at cost – 3,805,212 shares in 2005 and 3,861,710 shares in 2004	(68,233)	(69,246)
Accumulated other comprehensive income (loss)	(13,747)	672
Directors deferred compensation to be settled in stock	4,996	4,930
Unearned portion of employee restricted stock	(15)	(18)

Total stockholders’ equity	617,482	620,257

Total liabilities and stockholders’ equity	$6,081,227	$6,070,210

The accompanying notes are an integral part of these consolidated financial statements.

Chittenden Corporation

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
	(in thousands, except per share amounts)
Interest income:
Interest on loans	$58,151	$49,254
Investment securities:
Taxable	15,043	15,580
Tax-favored	13	13
Short-term investments	5	7

Total interest income	73,212	64,854

Interest expense:
Deposits	11,268	8,189
Borrowings	2,959	1,954

Total interest expense	14,227	10,143

Net interest income	58,985	54,711
Provision for loan losses	1,075	427

Net interest income after provision for loan losses	57,910	54,284

Noninterest income:
Investment management and trust	4,971	5,296
Service charges on deposits	4,041	4,691
Mortgage servicing	355	(767)
Gains on sales of loans, net	2,131	1,901
Gains on sales of securities	—	1,802
Loss on prepayments of borrowings	—	(1,194)
Credit card income, net	975	908
Insurance commissions, net	2,364	2,626
Other	2,722	2,740

Total noninterest income	17,559	18,003

Noninterest expense:
Salaries	21,676	20,879
Employee benefits	6,479	5,971
Net occupancy expense	6,326	6,026
Data processing	775	2,293
Amortization of intangibles	774	755
Conversion and restructuring charges	—	152
Other	9,410	8,526

Total noninterest expense	45,440	44,602

Income before income taxes	30,029	27,685
Income tax expense	10,947	10,218

Net income	$19,082	$17,467

Basic earnings per share	$0.41	$0.38
Diluted earnings per share	0.41	0.37
Dividends per share	0.18	0.16

The accompanying notes are an integral part of these consolidated financial statements.

Chittenden Corporation

Consolidated Statements of CashFlows

(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income	$19,082	$17,467
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,075	427
Depreciation	2,085	2,153
Amortization of intangible assets	774	755
Amortization of premiums, fees, and discounts, net	3,573	2,016
Recovery of provision for impairment of MSR asset	(292)	(448)
Investment securities gains	—	(1,802)
Deferred income taxes	(703)	(2,104)
Loans originated for sale	(84,716)	(122,228)
Proceeds from sales of loans	96,978	117,113
Gains on sales of loans, net	(2,131)	(1,901)
Changes in assets and liabilities, net of effect from purchase of acquired companies:
Accrued interest receivable	513	3,542
Other assets	(1,227)	19,838
Accrued expenses and other liabilities	9,802	(3,132)

Net cash provided by operating activities	44,813	31,696

Cash flows from investing activities:
Purchase of Federal Reserve Bank stock	(109)	—
Proceeds from sales of securities available for sale	—	80,633
Proceeds from principal payments on securities available for sale	56,688	94,897
Purchases of securities available for sale	(44,368)	(51,301)
Loans originated, net of principal repayments	(52,403)	(56,956)
Purchases of premises and equipment	(150)	(4,508)

Net cash provided by (used in) investing activities	(40,342)	62,765

Cash flows from financing activities:
Net increase (decrease) in deposits	24,433	(135,549)
Net increase (decrease) in borrowings	(10,610)	25,063
Proceeds from issuance of treasury and common stock	450	2,603
Dividends on common stock	(8,351)	(7,339)

Net cash provided by (used in) financing activities	5,922	(115,222)

Net (increase) decrease in cash and cash equivalents	10,393	(20,761)
Cash and cash equivalents at beginning of period	136,468	174,939

Cash and cash equivalents at end of period	$146,861	$154,178

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$14,715	$9,411
Income taxes	8,866	852
Non-cash investing and financing activities:
Loans transferred to other real estate owned	8	20
Issuance of treasury and common stock	374	2,521

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

The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.

There were no new accounting policies or changes to existing policies adopted in the first quarter of 2005 which had a significant effect on the results of operations or statement of financial condition.

NOTE 2 – ACQUIRED INTANGIBLE ASSETS

	As of March 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Amortized intangible assets
Core deposit intangibles	$28,541	$13,368	$15,173
Customer list intangibles	3,498	703	2,795
Acquired trust relationships	4,000	2,320	1,680

Total	$36,039	$16,391	$19,648

(in thousands)
Aggregate Amortization Expense:
For three months ended March 31, 2005	$774
Estimated Amortization Expense:
For year ended 12/31/06	2,659
For year ended 12/31/07	2,659
For year ended 12/31/08	2,659
For year ended 12/31/09	2,659
For year ended 12/31/10	2,542

NOTE 3 – GOODWILL

The changes in the carrying amount of goodwill for the three months ended March 31, 2005 are as follows:

	Commercial Banking Segment	Other Segment	Total
Balance as of December 31, 2004	$211,084	$5,052	$216,136
Goodwill acquired during year	—	—	—
Impairment losses	—	—	—

Balance as of March 31, 2005	$211,084	$5,052	$216,136

NOTE 4 – CAPITAL TRUST SECURITIES

On May 21, 2002, Chittenden Capital Trust I, (the “Trust”) issued $125 million of 8% trust preferred securities (“Securities”) to the public and invested the proceeds from this offering in an equivalent amount of junior subordinated debentures issued by (the “Company”). These debentures are the sole asset of the Trust. The proceeds from the offering, which was net of $4.4 million of issuance costs, were primarily used to fund the cash consideration paid in the Granite Bank transaction. The Securities pay interest quarterly, are mandatorily redeemable on July 1, 2032 and may be redeemed by the Trust at par any time on or after July 1, 2007. The Company has fully and unconditionally guaranteed the Securities issued by the Trust.

Concurrent with the issuance of these Securities, Chittenden entered into interest rate swap agreements with two counterparties, in which the Company will receive 8% fixed on the notional amount of $125 million, while paying the counterparties a variable rate based on the three month LIBOR (London Interbank Offered Rate), plus approximately 122 basis points.

NOTE 5 – COMPREHENSIVE INCOME

The Company’s comprehensive income for the three months ended March 31, 2005 and 2004 is presented below (amounts in thousands):

	For the Three Months Ended March 31,
	2005	2004
Net Income	$19,082	$17,467
Unrealized holding gains (losses) on securities available for sale, net of tax	(14,419)	7,540
Reclassification adjustments for gains arising during the period, net of tax	—	(1,171)

Total Comprehensive Income	$4,663	$23,836

NOTE 6 – EARNINGS PER SHARE

The following table summarizes the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2005	2004
	(in thousands except per share information)
Net income	$19,082	$17,467

Weighted average common shares outstanding	46,385	45,899
Dilutive effect of common stock equivalents	533	623

Weighted average common and common equivalent shares outstanding	46,918	46,522

Basic earnings per share	$0.41	$0.38
Diluted earnings per share	0.41	0.37

The following table summarizes options that could potentially dilute earnings per share in the future which were not included in the computation of the common stock equivalents because to do so would have been antidilutive:

	Three Months Ended March 31,
	2005	2004
Anti-dilutive options	469,720	409,146
Weighted average exercise price	$29.77	$28.45

NOTE 7 – STOCK PLANS

The Company has two stock option plans, which are described more fully in Note 10 of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the period ended December 31, 2004. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock option-

related compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock options granted in the respective periods.

	Three Months Ended March 31,
	2005	2004
	(in thousands except per share information)
Net Income:
As reported	$19,082	$17,467
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(843)

Pro forma	$19,082	$16,624

Earnings Per Share:
Basic:
As reported	$0.41	$0.38
Pro forma	0.41	0.36
Diluted:
As reported	$0.41	0.37
Pro forma	0.41	0.36

The resulting pro forma compensation cost may not be representative of the cost to be expected in future periods and is primarily affected by the number of stock options granted in a particular period.

NOTE 8 – EMPLOYEE BENEFITS

Pension Plan

The Company sponsors a qualified defined benefit pension plan that covers substantially all of its employees. The Chittenden Pension Account Plan (“Chittenden Plan”) covers substantially all employees who meet minimum age and service requirements and provides benefits based on years of service and compensation earned during those years of service.

Net periodic pension expense components included in employee benefits in the consolidated statements of income are as follows:

	Three Months Ended March 31, (in thousands)
	2005	2004
Service cost	$967	$855
Interest cost	1,056	924
Expected return on plan assets	(1,196)	(1,113)

Net Amortization:
Prior service cost	(142)	(160)
Net actuarial loss	286	117
Transition cost	—	(28)

Total amortization	144	(71)

Net periodic pension expense	$971	$595

As Chittenden previously disclosed in its financial statements for the year ended December 31, 2004, due to a prior contribution made in excess of the minimum required amounts, the Company does not anticipate a required contribution during 2005.

NOTE 9 – BUSINESS SEGMENTS

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

Immaterial operating segments of the Company’s operations, which do not have similar characteristics to the commercial banking operations and do not meet the quantitative thresholds requiring disclosure, are included in the Other category in the disclosure of business segments below. Revenue derived from these segments includes commissions from insurance related products and services, as well as other operations associated with the parent holding company.

The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies included in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the period ended December 31, 2004. The consolidation adjustments reflect certain eliminations of inter-segment revenue, cash and parent company investments in subsidiaries.

For the Three Months Ended March 31, 2005 (in thousands)	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Net interest income (1)	$60,390	$(1,405)	$—	$58,985
Noninterest income	15,173	2,386	—	17,559
Provision for loan losses	1,075	—	—	1,075
Noninterest expense	43,517	1,923	—	45,440

Net income (loss) before income taxes	30,971	(942)	—	30,029
Income tax expense/(benefit)	11,216	(269)	—	10,947

Net income (loss)	$19,755	$(673)	$—	$19,082

End of Period Assets	$6,188,486	$792,256	$(899,515)	$6,081,227

For the Three Months Ended March 31, 2004 (in thousands)	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Net interest income (1)	$55,667	$(956)	$—	$54,711
Noninterest income	15,340	2,663	—	18,003
Provision for loan losses	427	—	—	427
Noninterest expense	39,663	4,939	—	44,602

Net income (loss) before income taxes	30,917	(3,232)	—	27,685
Income tax expense/(benefit)	10,951	(733)	—	10,218

Net income (loss)	$19,966	$(2,499)	$—	$17,467

End of Period Assets	$5,871,338	$859,493	$(923,199)	$5,807,632

(1)	The Commercial Banking segment derives a majority of its revenue from interest. In addition, management primarily relies on net interest income, not the gross revenue and expense amounts, in managing the segment. Therefore, only the net amount has been disclosed.

(2)	Revenue derived from these non-reportable segments includes insurance commissions from insurance related products and services, as well as other operations associated with the parent holding company.

NOTE 10 – STOCKHOLDERS’ EQUITY

On April 20, 2005, the Company declared dividends of $0.18 per share or approximately $8.3 million, to be paid on May 13, 2005 to shareholders of record on April 29, 2005.

NOTE 11 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

Financial instruments whose contractual amounts represent off-balance sheet risk at March 31, 2005 (in thousands):

Loans and Other Commitments
Commitments to originate loans	$243,452
Unused home equity lines of credit	324,899
Other unused lines of credit	40,469
Unadvanced portions of construction loans	175,546
Equity investment commitments to limited partnerships	3,479
Standby Letters of Credit
Notional amount fully collateralized by cash	$68,095
Notional amount of other standby letters of credit	29,817
Liability associated with letters of credit recorded on balance sheet	615

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R (“SFAS 123R”)(revised December 2004), Share-based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123, however non-employee directors are scoped into SFAS 123R. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS 123R allows the use of valuation models other than the Black-Scholes model prescribed in SFAS 123, specifically the Binomial Lattice method. Therefore, the pro forma costs of stock option expense estimated in Note 1 using the Black-Scholes method may not be representative of the costs recognized by the Company upon adoption of SFAS 123R. The Company is still in the process of analyzing the cost of stock options under SFAS 123R. On April 14, 2005, the Securities and Exchange Commission delayed the effective date for SFAS 123R, which allows companies to implement the statement at the beginning of their first fiscal year beginning after June 15, 2005, which would be January 1, 2006 for the Company.

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

There may be events in the future that the Company is not able to predict accurately or control and that may cause actual results to differ materially from the expectations described in forward-looking statements. Readers are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed in this report. These differences may be the result of various factors, including changes in general, national or regional economic conditions, changes in loan default and charge-off rates, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in interest rates, changes in levels of noninterest income and expense related activities, changes in the methods or rates used by governments to assess taxes against the Company including income that is exempted from taxation or expenses that are not deductible for tax purposes, and other risk factors identified from time to time in the Company’s periodic filings with the Securities and Exchange Commission.

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

Application of Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s Form 10-K for the year-ended December 31, 2004. The Company considers the following accounting policies and related estimates to be the most critical in their potential effect on its financial position or results of operations:

Allowance for Loan Losses. The allowance for loan losses is established through a charge against current earnings to the provision for loan losses. The allowance for loan losses is based on management’s estimate of the amount required to reflect the probable inherent losses in the loan portfolio, based on circumstances and conditions known at each reporting date in accordance with Generally Accepted Accounting Principles (“GAAP”). There are three components of the allowance for loan losses: 1) specific reserves for loans considered to be impaired or for other loans for which management considers a specific reserve to be necessary; 2) allocated reserves based upon management’s formula-based process for assessing the adequacy of the allowance for loan losses; and 3) a non-specific environmentally-driven allowance considered necessary by management based on its assessment of other qualitative factors. The allowance for loan losses is a significant estimate and is regularly reviewed by the Company for adequacy using a consistent, systematic methodology which assesses such factors as changes in the mix and volume of the loan portfolio; trends in portfolio credit quality, including delinquency and charge-off rates; and current economic conditions that may affect a borrower’s ability to repay. Adverse changes in management’s assessment of these factors could lead to additional provisions for loan losses. The Company’s methodology with respect to the assessment of the adequacy of the allowance for loan losses is more fully discussed in its Form 10-K for the period ended December 31, 2004.

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

Income Taxes. The Company estimates income tax expense in each of the jurisdictions in which it operates for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of March 31, 2005, there were no valuation allowances set aside against any deferred tax assets.

Conversion and Restructuring Charges. The Company recognizes restructuring charges in accordance with Statement of Financial Accounting Standard No. 146 Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”) and SEC Staff Accounting Bulletin No. 10 Restructuring and Impairment Charges “SAB 10”, which contain specific guidance regarding the types of, and circumstances under which, certain expenses can be accrued. In general, SFAS 146 and SAB 10 require that the Company have a detailed plan in place, which has been communicated to substantially all the employees affected in the staff reduction, branch closures/sales, or computer conversions. Significant management judgment is required in estimating the amount of expense that is appropriate to recognize in relation to these plans.

Management Overview

Chittenden’s first quarter of 2005 recorded a 9% increase in net income and an 11% increase in earnings per share over the comparable quarter of a year ago. The increase in net income primarily related to higher net interest income, which resulted from a 5% increase in average earning assets as well as a 13 basis point increase in the net interest margin. Chittenden continued to experience strong asset quality with NPAs to loans of 50 basis points and net chargeoffs of 1 basis point.

Results of Operations

Chittenden posted first quarter 2005 net income of $0.41 per diluted share, compared to $0.37 per diluted share posted in the first quarter of last year and $0.43 per diluted share on a linked quarter basis. Net income for the first quarter of 2005 was $19.1 million, compared to $17.5 million recorded in the same quarter a year ago and $20.0 million for the fourth quarter of 2004. Return on average equity (ROE) was 12.46% for the quarter ended March 31, 2005 compared with 11.97% for the same period in 2004 and 12.95% for a quarter ago. Return on average assets (ROA) was 1.28% for the first quarter of 2005, an increase of 7 basis points from the first quarter of last year and a decrease of 3 basis points on a linked quarter basis.

Net interest income on a tax equivalent basis for the three months ended March 31, 2005 was $59.4 million, flat on a linked quarter basis and up $4.4 million for the same period a year ago. The increase in net interest income from the same period a year ago was primarily due to the growth in average earning assets as well as a higher net interest margin. The Company’s net interest margin for the first quarter was 4.30%, an increase of 3 basis points from the fourth quarter of last year and 13 basis points from the first quarter of 2004. The increase from both periods was due to higher yields on loans, driven by increases in the prime rate, as well as continued improvement in the Company’s asset mix. The contribution from the loan portfolio increased 3% to 74% of average earning assets and the yield on the loan portfolio increased 46 basis points to 5.75% from the same period of a year ago.

The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the three months ended March 31, 2005 and 2004:

	2005			2004
	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate (1)
	(in thousands)
Assets
Interest-earning assets:
Loans:
Commercial	$797,135	$11,897	6.05%	$658,978	$8,573	5.23%
Municipal	99,817	829	3.32	91,168	687	3.01
Real estate:
Residential	1,196,152	16,644	5.58	1,163,711	15,052	5.19
Commercial	1,620,541	23,406	5.86	1,449,413	19,414	5.39
Construction	160,528	2,331	5.89	141,110	1,771	5.05

Total real estate	2,977,221	42,381	5.75	2,754,234	36,237
Consumer	242,967	3,416	5.70	255,007	4,035	6.36

Total loans	4,117,140	58,523	5.75	3,759,388	49,532	5.29
Investments:
Taxable	1,448,917	15,043	4.15	1,529,237	15,580	4.08
Tax-favored securities	1,293	21	6.67	1,297	20	6.33
Interest-bearing deposits in banks	150	1	1.51	150	1	1.49
Federal funds sold	624	5	3.13	2,796	7	0.95

Total interest-earning assets	5,568,124	73,593	5.33	5,292,868	65,140	4.94

Noninterest-earning assets	551,546			557,038
Allowance for loan losses	(59,493)			(57,894)

Total assets	$6,060,177			$5,792,012

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Savings	$519,094	454	0.35	$519,064	412	0.32
NOW	862,986	719	0.34	865,650	550	0.26
CMAs/money market	1,556,726	3,901	1.02	1,514,764	2,414	0.64
Certificates of deposit under $100,000	760,923	3,781	2.02	782,154	3,678	1.89
Certificates of deposit $100,000 and over	420,139	2,413	2.33	280,533	1,135	1.63

Total interest-bearing deposits	4,119,868	11,268	1.11	3,962,165	8,189	0.83
Securities sold under agreements to repurchase	117,117	419	1.45	76,938	177	0.93
Borrowings	269,496	2,540	3.82	263,045	1,777	2.72

Total interest-bearing liabilities	4,506,481	14,227	1.28	4,302,148	10,143	0.95

Noninterest-bearing liabilities:
Demand deposits	881,080			846,169
Other liabilities	51,340			56,907

Total liabilities	5,438,901			5,205,224
Stockholders’ equity	621,276			586,788

Total liabilities and stockholders’ equity	$6,060,177			$5,792,012

Net interest income		$59,366			$54,997

Interest rate spread (2)			4.05			3.99
Net yield on earning assets (3)			4.30			4.17

(1)	On a fully taxable equivalent basis. Calculated using a Federal income tax rate of 35%. Loan income includes fees.

(2)	Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.

(3)	Net yield on earning assets is net interest income divided by total interest-earning assets.

The following table attributes changes in the Company’s net interest income (on a fully taxable equivalent basis) to changes in either average balances or average rates. Changes due to both interest rate and volume have been allocated to change due to balance and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

	YTD 2005 Compared with YTD 2004
	Increase (Decrease) in Net Interest Income Due to:		Total Increase (Decrease)
	Average Rate	Average Balance
	(in thousands)
Interest income:
Loans:
Commercial	$1,348	$1,976	$3,324
Municipal	70	72	142
Real estate
Residential	1,144	448	1,592
Commercial	1,704	2,288	3,992
Construction	296	264	560

Total real estate	3,144	3,000	6,144
Consumer	(448)	(171)	(619)

Total loans	4,114	4,877	8,991
Investments:
Taxable	295	(832)	(537)
Tax-favored	1	—	1
Federal funds sold	12	(14)	(2)

Total interest income	4,422	4,031	8,453

Interest expense:
Savings	47	(5)	42
NOWs	178	(9)	169
CMAs/ money market	1,424	63	1,487
Certificates of deposit under $100,000	242	(139)	103
Certificates of deposit $100,000 and over	491	787	1,278
Repurchase agreements	97	145	242
Borrowings	725	38	763

Total interest expense	3,204	880	4,084

Change in net interest income	$1,218	$3,151	$4,369

Noninterest Income and Noninterest Expense

Noninterest income increased $636,000 on a linked quarter basis and declined $444,000 from the same period a year-ago. The increase from the fourth quarter of 2004 was primarily due to higher mortgage servicing income and seasonal increases in insurance commissions, which was partially offset by declines in investment management and trust income and gains on sales of loans. Mortgage servicing income increased from both the fourth quarter of 2004 and first quarter of 2004 due to higher impairment recoveries and lower amortization (for further discussion on mortgage servicing see page 19). Insurance commissions increased from the fourth quarter of 2004 and the first quarter of 2004 due to higher levels of performance-based income of $1.1 million and $508,000 respectively. Investment management and trust income, more specifically the Company’s retail investment group, declined on a linked quarter basis as well as from a year ago due to market performance. Excluding retail investment income investment management and trust income would have increased from both periods. The decrease in noninterest income from the first quarter of 2004 was also attributable to a decline in mortgage loans, which was due to a decrease in production. Service charges on deposits also declined $640,000 compared to the first quarter of 2004 due primarily to the expansion of relationship accounts, growth in CDs, and deposit migration from former Granite Bank depositors. Gains on sales of securities net of losses on prepayment of borrowings declined as well from the same period a year ago.

Noninterest expense was $45.4 million for the first quarter of 2005, an increase of $2.4 million on a linked quarter basis and $838,000 from the same period a year ago. The increase from the fourth quarter was primarily attributable to higher employee benefits of $1.2 million, occupancy expense of $916,000 and an increase of $388,000 in other noninterest expense. The employee benefit expense increase was driven by higher pension expense of $500,000, and the normal seasonal trend in payroll taxes. The increase in occupancy expense was due to higher utility bills, additional snow removal expense and higher property expense in the New Hampshire franchise. The increase from the comparable quarter a year ago is primarily a result of higher salaries, employee benefits and other expense, which was partially offset by lower data processing expense.

Income Taxes

The Company and its subsidiaries are taxed on their income at the Federal level and by various states in which they do business. The State of Vermont levies franchise taxes on banks based upon average deposit levels in lieu of taxing income. Franchise taxes are included in income tax expense in the consolidated statements of income. The Company’s effective income tax rate for the first quarter of 2005 was 36.4%, compared with 36.9% for the comparable period in 2004. The lower effective income tax rate from the first quarter of 2004 was primarily attributable to higher tax credits from qualified low-income housing projects.

Financial Position

Total loans at March 31, 2005 increased $51 million from December 31, 2004 and increased $348 million from the same period a year-ago. The increases were attributable to continued growth in the commercial and commercial real estate portfolios and in 1-4 family residential real estate loans. Consumer loans increased slightly from December 31, 2004 and declined from March 31, 2004. The increase in commercial real estate loans from December 31, 2004 was partially offset by a reduction in the construction portfolio as commercial customers completed their projects and rolled them into permanent financing. Residential real estate loans increased from both periods primarily as a result of higher originations of hybrid ARM mortgages as well as increased production of private banking loans. The consumer loan decline of $10 million from March 31, 2004 was driven by higher than normal prepayments in the indirect auto portfolio.

Total deposits increased $24 million from December 31, 2004 and $229 million from March 31, 2004. The increase from a year-ago was driven primarily by the Company’s commercial customers and resulted in higher activity in demand, CMA/money market accounts, and jumbo CDs. Borrowings at March 31, 2005 were $346 million, compared with $356 million at December 31, 2004 and $312 million at March 31, 2004. The decline from year-end was due to lower customer repurchase agreements, which resulted from customers selecting alternative products, such as jumbo CDs. The increase from March 31, 2004 was due to higher dealer repurchase agreements and short-term borrowings, which were utilized to fund loan growth.

Credit Quality

Net charge-off activity totaled $295,000 for the first quarter of 2005 compared to $391,000 for the same period in 2004. The allowance for loan losses was $59.8 million at March 31, 2005, an increase of $780,000 from December 31, 2004. Nonperforming assets include nonaccrual loans and foreclosed real estate (Other Real Estate Owned). As of March 31, 2005, nonperforming assets (NPAs) were $20.7 million, up from the fourth quarter of 2004 as well as the first quarter of a year ago. As a percentage of total loans NPAs were 50 basis points, essentially flat with the fourth quarter of 2004 and down compared to 55 basis points in the first quarter of 2004.

A summary of credit quality follows:

	3/31/05	12/31/04	3/31/04
	(in thousands)
Loans on nonaccrual	$20,675	$19,915	$20,621
Other real estate owned (OREO)	17	109	36

Total nonperforming assets (NPAs)	$20,692	$20,024	$20,657

Loans past due 90 days or more and still accruing interest	$4,543	$2,604	$3,201
Allowance for loan losses	59,811	59,031	57,500
NPAs as % of loans plus OREO	0.50%	0.49%	0.55%
Allowance as % of loans	1.45%	1.45%	1.52%
Allowance as % of nonperforming loans	289.29%	296.41%	278.85%

Provisions for and activity in the allowance for loan losses are summarized as follows:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Beginning balance	$59,031	$57,464
Provision for loan losses	1,075	427
Loans charged off	(1,154)	(1,251)
Loan recoveries	859	860

Ending balance	$59,811	$57,500

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

Adequacy of the allowance is determined using a consistent, systematic methodology which analyzes the size and risk of the loan portfolio. In addition to evaluating the collectibility of specific loans when determining the adequacy of the allowance for loan losses, management also takes into consideration other factors such as changes in the mix and volume of the loan portfolio, historic loss experience, the amount of the delinquencies and loans adversely classified, and economic trends. The adequacy of the allowance for loan losses is assessed by an allocation process whereby specific loss allocations are made against certain adversely classified loans, and general loss allocations are made against segments of the loan portfolio which have similar attributes. The Company’s historical loss experience, industry trends, and the impact of the local and regional economy on the Company’s borrowers, were considered by management in determining the adequacy of the allowance for loan losses. For a full discussion on the Company’s allowance for loan loss policies see “Allowance for Loan Losses” in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

Mortgage Servicing Rights

The following table summarizes activity for mortgage servicing rights purchased and originated for the three months ended March 31, 2005:

	Purchased	Originated	Total
	(in thousands)
Balance at December 31, 2004	$410	$11,416	$11,826
Additions	—	1,272	1,272
Amortization	(70)	(1,246)	(1,316)
Recovery of impairment	68	224	292

Balance at March 31, 2005	$408	$11,666	$12,074

The Company’s mortgage operations sold $96 million in loans during the first quarter of 2005, which was down from $126 million during the fourth quarter of 2004 and down from $105 million in the first quarter of 2004. The continued volatility in interest rates impacted mortgage sales volumes, as well as amortization of mortgage servicing assets and the related impairment provisions/recoveries based on the fair value of those assets. During the first quarter of 2005, the MSR amortization was $1.3 million as compared to $1.2 million in the fourth quarter of 2004 and $2.3 million for the similar quarter of a year ago. The volatility in long-term interest rates generated on impairment recovery of $292,000 in the first quarter of 2005 as compared to an impairment charge of $422,000 in the fourth quarter of 2004 and a recovery of $448,000 in the comparable quarter of a year ago. The remaining impairment reserve for particular stratas in the MSR’s at March 31, 2005 was $750,000. The Company services approximately $2.1 billion in mortgages for others and has net capitalized mortgage-servicing rights of $12.1 million. As a result, the MSR asset as a percentage of loans serviced was approximately 57 basis points as of March 31, 2005.

Capital

Stockholders’ equity totaled $617.5 million at March 31, 2005, compared to $620.3 million at December 31, 2004. “Tier One” capital, consisting of common equity and the Trust Preferred Securities, measured 10.46% of risk-weighted assets at March 31, 2005. Total capital, including the “Tier Two” allowance for loan losses, was 11.65% of risk-weighted assets and the leverage capital ratio was 8.66%. These ratios placed Chittenden in the “well-capitalized” category according to regulatory standards.

The Trust, which issued the Company’s trust preferred securities, is no longer consolidated into the Company’s financial statements upon the adoption of FIN 46R in the first quarter of 2004. However, the Company continues to reflect the amounts payable to the Trust’s preferred shareholders as debt in its financial statements. On March 1, 2005, the Federal Reserve Board issued a final rule that would retain trust-preferred securities in Tier One capital of bank holding companies, but with stricter quantitative limits and clearer standards. Under the proposal, after a five-year transition period which would end on March 31, 2009, the aggregate amount of trust preferred securities would be limited to 25% of Tier One capital elements, net of goodwill.

The Company has evaluated the potential impact of such a change on its Tier One capital ratio and has concluded that the regulatory capital treatment of the Trust Preferred Securities in the Company’s total capital ratio would be unchanged.

Liquidity

The Company’s liquidity and rate sensitivity are monitored by the asset and liability committee, based upon policies approved by the Board of Directors. The measure of an institution’s liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. For the quarter ended March 31, 2005, the Company’s ratio of average loans to average deposits was approximately 82.3%. At March 31, 2005, the Company maintained cash balances and short-

term investments of approximately $146.9 million, compared with $136.5 million at December 31, 2004. Borrowings at March 31, 2005 were $345.9 million compared to $356.5 million on December 31, 2004.

The Company has available borrowing capacity under certain programs including Federal Home Loan Bank borrowings, Treasury Tax & Loan borrowings, repo lines with investment banks, and advised Fed Funds lines totaling more than $562 million. The Company also has an effective shelf registration statement under which an additional $225 million in debt securities, common stock, preferred stock, or warrants may be offered from time to time.

Aggregate Contractual Obligations

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
FHLB borrowings	$87,622	$35,163	$131	$139	$52,189
Trust preferred securities	125,000	—	—	—	125,000
Data processing contract	4,455	1,048	3,145	262	—
Equity investment commitments to limited partnerships	3,479	583	2,896	—	—
Operating leases	17,196	4,778	8,563	813	3,042

Total	$237,752	$41,572	$14,735	$1,214	$180,231

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

Financial instruments whose contractual amounts represent off-balance sheet risk at March 31, 2005 (in thousands):

Loans and Other Commitments
Commitments to originate loans	$243,452
Unused home equity lines of credit	324,899
Other unused lines of credit	40,469
Unadvanced portions of construction loans	175,546
Equity investment commitments to limited partnerships	3,479

Standby Letters of Credit
Notional amount fully collateralized by cash	$68,095
Notional amount of other standby letters of credit	29,817
Liability associated with letters of credit recorded on balance sheet	615

Item 3.	Qualitative and Quantitative Disclosures About Market Risk

To measure the sensitivity of its income to changes in interest rates, the Company uses a variety of methods, including simulation, valuation techniques and gap analyses. Interest-rate risk is the sensitivity of income to variations in interest rates over both short-term and long-term horizons. The primary goal of interest-rate management is to control this risk within limits approved by the Board of Directors. These limits and guidelines reflect the Company’s tolerance for interest-rate risk. The Company attempts to control interest-rate risk by identifying exposures, quantifying them and taking appropriate actions. For a full discussion of interest-rate risk see “Liquidity and Rate Sensitivity” in the Company’s annual report on Form 10-K for the year ended December 31, 2004. The Company has completed the analysis for March 31, 2005 and believes that there has not been a material change from December 31, 2004 in its interest-rate exposure.

Item 4.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2005, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

PART II - OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

On April 20, 2005, Chittenden Corporation stockholders adopted an amendment and restatement to the Stock Incentive Plan. The amendment increases the number of shares of common stock reserved and available under the Stock Incentive Plan by 2,000,000 shares. The plan provides for the award of stock options and other awards based on shares of common stock to officers and key employees of Chittenden Corporation. The Company believes that stock options and other stock-based awards play an important role in the success of Chittenden and that this role must increase if the company’s to continue to attract, motivate and retain the caliber of officers and other employees necessary for our future growth and success.

Chittenden stockholders also adopted the 2005 Executive Management Incentive Compensation Plan (the 2005 EMICP). The 2005 EMICP is designed to provide an annual cash bonus to certain employees of the Corporation and its affiliates in the event certain objective financial performance goals are achieved. The Executive Committee has determined that cash bonus awards to be earned in 2005 under the 2005 EMICP may be based on the performance of the Corporation, an affiliate or a division thereof, and/or individual performance.

Finally, Chittenden’s Board of Directors adopted a Performance Share Program which will govern Performance Share Awards under the Stock Incentive Plan. The adoption of the Performance Share Program was made subject to the approval of the Stock Incentive Plan and so became effective on April 20, 2005. Performance awards consist of shares of common stock of the Company to be issued in the event that performance goals are met as measured by one or more of the following: Corporate profitability, EPS ROE and/or other measures as deemed relevant by the Executive Committee. The Executive Committee has determined that the 2005 Performance Share Awards will be primarily based on the following performance measures: EPS Growth Rate. The Executive Committee awarded Performance Share Awards to the following individuals who will potentially earn the target award specified below at the end of the three-year performance cycle if the performance measures are attained:

Executive	Targets for 3-Year Cycle
Paul A. Perrault	14,184
John W. Kelly	8,183
Kirk W. Walters	5,455
John P. Barnes	5,455

Item 6.	EXHIBITS

(a)	EXHIBITS

3.1	Amended and Restated Articles of Incorporation of Chittenden Corporation (Incorporated by reference to the Proxy Statement for the 1999 Annual Meeting of Stockholders)

3.2	Articles of Amendment of Amended and Restated Articles of Incorporation of Chittenden Corporation.

10.1	Amended and Restated Chittenden Stock Incentive Plan, amended and restated as of February 16, 2005 (Incorporated by reference to Chittenden Corporation’s Proxy Statement for the 2005 Annual Meeting of Stockholders filed with the SEC on March 9, 2005)

10.2	2005 Executive Management Incentive Compensation Plan (Incorporated by reference to Chittenden Corporation’s Proxy Statement for the 2005 Annual Meeting of Stockholders filed with the SEC on March 9, 2005)

10.3	Chittenden Corporation Performance Share Program.

31.1	Certification of Chairman, President and Chief Executive Officer, Paul A. Perrault pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer, Kirk W. Walters pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman, President, and Chief Executive Officer, Paul A. Perrault, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer, Kirk W. Walters, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CHITTENDEN CORPORATION

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHITTENDEN CORPORATION
Registrant

April 22, 2005	/S/ PAUL A. PERRAULT
Date	Paul A. Perrault,
Chairman, President and
Chief Executive Officer

April 22, 2005	/S/ KIRK W. WALTERS
Date	Kirk W. Walters
Executive Vice President,
Treasurer, and Chief Financial Officer