Form 10-Q
period 2005-06-30
CHITTENDEN CORP /VT/
filed 2005-07-25
CIK 200138

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005

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

At July 20, 2005, there were 46,472,125 shares of the Corporation’s $1.00 par value common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Chittenden Corporation

Consolidated Balance Sheets

(Unaudited)

	June 30, 2005	December 31, 2004
	(in thousands)
Assets
Cash and cash equivalents	$176,425	$136,468
Securities available for sale	1,363,180	1,446,221
FRB and FHLB stock	19,352	19,243
Loans held for sale	22,611	33,535
Loans:
Commercial	831,537	801,369
Municipal	79,070	106,120
Multi-family	185,920	182,541
Commercial real estate	1,736,665	1,590,457
Construction	124,648	174,283
Residential real estate	733,472	688,017
Home equity credit lines	307,866	294,656
Consumer	255,239	239,750

Total Loans	4,254,417	4,077,193
Less: Allowance for loan losses	(60,805)	(59,031)

Net loans	4,193,612	4,018,162

Accrued interest receivable	29,689	28,956
Other assets	78,629	64,970
Premises and equipment, net	71,632	74,271
Mortgage servicing rights	12,073	11,826
Identified intangibles	18,983	20,422
Goodwill	216,136	216,136

Total assets	$6,202,322	$6,070,210

Liabilities:
Deposits:
Demand	$934,234	$890,561
Savings	502,525	519,623
NOW	908,148	890,701
CMAs/ Money market	1,418,634	1,577,474
Certificates of deposit less than $100,000	829,117	752,828
Certificates of deposit $100,000 and over	551,777	407,543

Total deposits	5,144,435	5,038,730
Securities sold under agreements to repurchase	56,775	76,716
Borrowings	296,903	279,755
Accrued expenses and other liabilities	64,466	54,752

Total liabilities	5,562,579	5,449,953
Stockholders’ Equity:
Preferred stock – $100 par value authorized – 1,000,000 shares; issued and outstanding – none	—	—
Common stock – $1 par value; authorized – 120,000,000 shares; issued – 50,210,111 in 2005 and 50,203,529 in 2004	50,210	50,204
Surplus	249,117	249,036
Retained earnings	407,865	384,679
Treasury stock, at cost – 3,773,070 shares in 2005 and 3,861,710 shares in 2004	(67,657)	(69,246)
Unrealized gains (losses) on securities available for sale	(4,978)	672
Directors deferred compensation to be settled in stock	5,197	4,930
Unearned portion of employee restricted stock	(11)	(18)

Total stockholders’ equity	639,743	620,257

Total liabilities and stockholders’ equity	$6,202,322	$6,070,210

The accompanying notes are an integral part of these consolidated financial statements.

Chittenden Corporation

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Interest income:
Interest on loans	$62,786	$50,461	$120,937	$99,715
Investment securities:
Taxable	14,809	14,757	29,852	30,337
Tax-favored	14	13	27	26
Short-term investments	6	52	11	59

Total interest income	77,615	65,283	150,827	130,137

Interest expense:
Deposits	14,193	8,539	25,461	16,728
Borrowings	3,342	1,820	6,301	3,774

Total interest expense	17,535	10,359	31,762	20,502

Net interest income	60,080	54,924	119,065	109,635
Provision for loan losses	1,400	1,100	2,475	1,527

Net interest income after provision for loan losses	58,680	53,824	116,590	108,108

Noninterest income:
Investment management and trust	5,003	5,476	9,974	10,772
Service charges on deposits	4,093	4,775	8,134	9,466
Mortgage servicing	209	1,348	564	581
Gains on sales of loans, net	2,003	2,895	4,134	4,796
Gains (losses) on sales of securities	(1)	240	(1)	2,042
Loss on prepayments of borrowings	—	—	—	(1,194)
Credit card, net	1,131	1,022	2,106	1,930
Insurance commissions, net	1,526	1,728	3,890	4,354
Other	3,212	3,154	5,934	5,894

Total noninterest income	17,176	20,638	34,735	38,641

Noninterest expense:
Salaries	21,798	21,786	43,474	42,665
Employee benefits	4,238	5,679	10,717	11,650
Net occupancy	6,024	5,752	12,350	11,778
Data Processing	810	1,985	1,585	4,278
Amortization of intangibles	664	772	1,438	1,527
Conversion and restructuring charges	—	1,318	—	1,470
Other	9,846	8,671	19,256	17,197

Total noninterest expense	43,380	45,963	88,820	90,565

Income before income taxes	32,476	28,499	62,505	56,184
Income tax expense	11,670	10,345	22,617	20,563

Net income	$20,806	$18,154	$39,888	$35,621

Basic earnings per share	$0.45	$0.40	$0.86	$0.78

Diluted earnings per share	0.44	0.39	0.85	0.76

Dividends per share	0.18	0.18	0.36	0.34

The accompanying notes are an integral part of these consolidated financial statements.

Chittenden Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income	$39,888	$35,621
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,475	1,527
Depreciation	4,247	4,071
Amortization of intangible assets	1,438	1,527
Amortization of premiums, fees, and discounts, net	6,580	8,227
Recovery of provision for impairment of MSR asset	(143)	(2,079)
Investment securities (gains) losses	1	(2,042)
Deferred income taxes	4,523	(6,864)
Loans originated for sale	(183,609)	(295,842)
Proceeds from sales of loans	196,241	273,987
Gains on sales of loans, net	(4,134)	(4,796)
Changes in assets and liabilities, net of effect from purchase of acquired companies:
Accrued interest receivable	(733)	1,748
Other assets	(14,010)	8,551
Accrued expenses and other liabilities	12,054	7,659

Net cash provided by operating activities	64,818	31,295

Cash flows from investing activities:
Cash paid, net of cash acquired in acquisition	—	(1,120)
Proceeds from sales of Federal Home Loan Bank stock	—	8,513
Purchase of Federal Reserve Bank stock	(109)	—
Proceeds from sales of securities available for sale	11,131	141,600
Proceeds from principal payments on securities available for sale	113,505	151,190
Purchases of securities available for sale	(54,371)	(148,469)
Loans originated, net of principal repayments	(180,809)	(104,337)
Purchases of premises and equipment	(1,608)	(9,091)

Net cash provided by (used in) investing activities	(112,261)	38,286

Cash flows from financing activities:
Net increase (decrease) in deposits	105,705	(55,599)
Net increase (decrease) in securities sold under agreements to repurchase	(19,941)	(3,964)
Net increase (decrease) in borrowings	17,148	(4,332)
Proceeds from issuance of treasury and common stock	1,190	5,754
Dividends on common stock	(16,702)	(15,439)

Net cash provided by (used in) financing activities	87,400	(73,580)

Net (increase) decrease in cash and cash equivalents	39,957	(3,999)
Cash and cash equivalents at beginning of period	136,468	174,939

Cash and cash equivalents at end of period	$176,425	$170,940

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$32,918	$20,787
Income taxes	31,941	18,802
Non-cash investing and financing activities:
Loans transferred to other real estate owned	7	31
Issuance of treasury and common stock	950	5,612
Assets acquired and liabilities assumed through acquisitions:
Fair value of assets acquired	—	$854
Fair vale of liabilities assumed	—	—
Equity issued	—	—
Cash paid	—	1,120
Goodwill	—	$266

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

The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period. There were no new accounting policies or changes to existing policies adopted in the second quarter of 2005, which had a significant effect on the results of operations or statement of financial condition.

NOTE 2 – ACQUIRED INTANGIBLE ASSETS

	As of June 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Amortized intangible assets
Core deposit intangibles	$28,541	$13,868	$14,673
Customer list intangibles	3,498	798	2,700
Acquired trust relationships	4,000	2,390	1,610

Total	$36,039	$17,056	$18,983

(in thousands)
Aggregate Amortization Expense:
For three months ended June 30, 2005	$664
For six months ended June 30, 2005	$1,438
Estimated Amortization Expense:

For year ended 12/31/06	$2,659
For year ended 12/31/07	2,659
For year ended 12/31/08	2,659
For year ended 12/31/09	2,659
For year ended 12/31/10	2,542

NOTE 3 – GOODWILL

The changes in the carrying amount of goodwill for the six months ended June 30, 2005 are as follows:

	Commercial Banking Segment	Other Segment	Total
Balance as of December 31, 2004	$211,084	$5,052	$216,136
Goodwill acquired during year	—	—	—
Impairment losses	—	—	—

Balance as of June 30, 2005	$211,084	$5,052	$216,136

NOTE 4 – CAPITAL TRUST SECURITIES

On May 21, 2002, Chittenden Capital Trust I, the (“Trust”) issued $125 million of 8% trust preferred securities (“Securities”) to the public and invested the proceeds from this offering in an equivalent amount of junior subordinated debentures issued by (“the Company”). These debentures are the sole asset of the Trust.

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

NOTE 5 – COMPREHENSIVE INCOME

The Company’s comprehensive income for the three months and six months ended June 30, 2005 and 2004 is presented below (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net Income	$20,806	$18,154	$39,888	$35,621
Unrealized holding gains (losses) on securities available for sale, net of tax	8,768	(24,995)	(5,651)	(17,455)
Reclassification adjustments for gains (losses) arising during the period, net of tax	1	(741)	1	(1,912)

Total Comprehensive Income	$29,575	$(7,582)	$34,238	$16,254

NOTE 6 – EARNINGS PER SHARE

The	following table summarizes the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands except per share information)
Net income	$20,806	$18,154	$39,888	$35,621

Weighted average common shares outstanding	46,414	46,045	46,400	45,972
Dilutive effect of common stock equivalents	487	512	500	567

Weighted average common and common equivalent shares outstanding	46,901	46,557	46,900	46,539

Basic earnings per share	$0.45	$0.40	$0.86	$0.78

Diluted earnings per share	0.44	0.39	0.85	0.76

The following table summarizes options that could potentially dilute earnings per share in the future which were not included in the computation of the common stock equivalents because to do so would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Anti-dilutive options	767,970	476,418	761,720	450,168
Weighted average exercise price	$28.58	$27.61	$28.60	$27.73

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands except per share information)
Net Income:
As reported	$20,806	$18,154	$39,888	$35,621
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,346	353	1,346	1,198

Pro forma	$19,460	$17,801	$38,542	$34,423

Earnings Per Share:
Basic:
As reported	$0.45	$0.40	$0.86	$0.78
Pro forma	$0.42	$0.39	$0.83	$0.75
Diluted:
As reported	$0.44	$0.39	$0.85	$0.76
Pro forma	$0.41	$0.38	$0.82	$0.74

The resulting pro forma compensation cost may not be representative of the cost to be expected in future periods and is primarily affected by the number of stock options granted in a particular period.

The resulting pro forma compensation cost may not be representative of the cost to be expected in future periods and is primarily affected by the number of stock options granted in a particular period. Stock options granted by quarter in 2005 and 2004 were as follows:

	2004	2005
First Quarter	290,000	—
Second Quarter	106,251	484,050
Third Quarter	374,975	—
Fourth Quarter	—	—

NOTE 8 – EMPLOYEE BENEFITS

Pension Plan

The Company sponsors a qualified defined benefit pension plan that covers substantially all of its employees. The Chittenden Pension Account Plan (“Chittenden Plan”) covers substantially all employees who meet minimum age and service requirements and provides benefits based on years of service and compensation earned during those years of service.

On May 18, 2005, the Board of Directors approved changes to the Company’s retirement program. As a result, on December 31, 2005, benefits accrued under the defined benefit Pension Account Plan will be frozen based on participants’ current service and pay levels. Effective January 1, 2006, the Company’s annual contribution to the Incentive Savings and Profit Sharing Plan (401 (k) Plan) will be enhanced for all eligible employees. The change in the defined benefit plan resulted in the recognition of a curtailment gain of $1.5 million in the second quarter. Net periodic pension cost for the remainder of the year is not expected to change significantly.

Net periodic pension expense exclusive of the $1,531 curtailment gain components included in employee benefits expense in the consolidated statements of income are as follows:

	Six Months Ended June 30, (in thousands)
	2005	2004
Service cost	$1,934	$1,722
Interest cost	2,112	1,847
Expected return on plan assets	(2,392)	(2,223)

Net amortization:
Prior service cost	(284)	(295)
Net actuarial loss	572	234
Transition cost	—	(72)

Total amortization	288	(133)

Net periodic pension expense	$1,942	$1,213

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

The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies included in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2004. The consolidation adjustments reflect certain eliminations of inter-segment revenue, cash and parent company investments in subsidiaries.

For the Three Months Ended June 30, 2005 (in thousands)	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Net interest income (1)	$61,679	$(1,599)	$—	$60,080
Noninterest income	15,622	1,554	—	17,176
Provision for loan losses	1,400	—	—	1,400
Noninterest expense	41,875	1,505	—	43,380

Net income (loss) before income tax	34,026	(1,550)	—	32,476
Income tax expense/(benefit)	12,253	(583)	—	11,670

Net income (loss)	$21,773	$(967)	$—	$20,806

End of Period Assets	$6,297,498	$807,284	$(902,460)	$6,202,322

For the Three Months Ended June 30, 2004 (in thousands)	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Net interest income (1)	$55,874	$(950)	$—	$54,924
Noninterest income	19,029	1,609	—	20,638
Provision for loan losses	1,100	—	—	1,100
Noninterest expense	44,640	1,323	—	45,963

Net income (loss) before income tax	29,163	(664)	—	28,499
Income tax expense/(benefit)	10,630	(285)	—	10,345

Net income (loss)	$18,533	$(379)	$—	$18,154

End of Period Assets	$5,864,996	$754,352	$(783,604)	$5,835,744

For the Six Months Ended June 30, 2005 (in thousands)	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Net interest income (1)	$122,069	$(3,004)	$—	$119,065
Noninterest income	30,795	3,940	—	34,735
Provision for loan losses	2,475	—	—	2,475
Noninterest expense	85,391	3,429	—	88,820

Net income (loss) before income tax	64,998	(2,493)	—	62,505
Income tax expense/(benefit)	23,469	(852)	—	22,617

Net income (loss)	$41,529	$(1,641)	$—	$39,888

End of Period Assets	$6,297,498	$807,284	$(902,460)	$6,202,322

For the Six Months Ended June 30, 2004 (in thousands)	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Net interest income (1)	$111,545	$(1,910)	$—	$109,635
Noninterest income	35,424	3,217	—	38,641
Provision for loan losses	1,527	—	—	1,527
Noninterest expense	88,442	2,123	—	90,565

Net income (loss) before income tax	57,000	(816)	—	56,184
Income tax expense/(benefit)	20,820	(257)	—	20,563

Net income (loss)	$36,180	$(559)	$—	$35,621

End of Period Assets	$5,864,996	$754,352	$(783,604)	$5,835,744

(1)	The Commercial Banking segment derives a majority of its revenue from interest. In addition, management primarily relies on net interest income, not the gross revenue and expense amounts, in managing the segment. Therefore, only the net amount has been disclosed.
(2)	Revenue derived from these non-reportable segments includes insurance commissions from insurance related products and services, as well as other operations associated with the parent holding company.

NOTE 10 – STOCKHOLDERS’ EQUITY

On July 21, 2005, the Company’s declared dividends of $0.18 per share or approximately $8.4 million, to be paid on August 12, 2005 to shareholders of record on July 29, 2005.

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

Financial instruments whose contractual amounts represent off-balance sheet risk at June 30, 2005 (in thousands):

Loans and Other Commitments
Commitments to originate loans	$232,056
Unused home equity lines of credit	337,508
Other unused lines of credit	41,904
Unadvanced portions of commercial real estate and construction loans	200,269
Equity investment commitments to limited partnerships	3,417

Standby Letters of Credit
Notional amount fully collateralized by cash	76,782
Notional amount of other standby letters of credit	39,602
Liability associated with letters of credit recorded on balance sheet	511

NOTE 12–RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) (revised December 2004), Share-based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123, however non-employee directors are scoped into SFAS 123R. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS 123R allows the use of valuation models other than the Black-Scholes model prescribed in SFAS 123, specifically the Binomial Lattice method. Therefore, the pro forma costs of stock option expense estimated in Note 7 using the Black-Scholes method may not be representative of the costs recognized by the Company upon adoption of SFAS 123R. On April 14, 2005, the Securities and Exchange Commission delayed the effective date for SFAS 123R, which allows companies to implement the statement at the beginning of their first fiscal year beginning after June 15, 2005, which would be January 1, 2006 for the Company. The Company is still in the process of analyzing FAS 123R and expects to implement this new statement in the first quarter of 2006.

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

The factors referred to above include many, but not all of the factors that could impact the Company’s ability to achieve the results described in any forward-looking statements. You should not place undue reliance on forward-looking statements. You should be aware that the occurrence of the events described above and elsewhere in this report could harm the Company’s business, prospects, operating results or financial condition. The Company does not undertake any obligation to update any forward-looking statements as a result of future events or developments.

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

Income Taxes. The Company estimates income tax expense in each of the jurisdictions in which it operates for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of June 30, 2005, there were no valuation allowances set aside against any deferred tax assets.

Conversion and Restructuring Charges. The Company recognizes restructuring charges in accordance with Statement of Financial Accounting Standard No. 146 Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”) and SEC Staff Accounting Bulletin No. 100 Restructuring and Impairment Charges (“SAB 100”), which contain specific guidance regarding the types of, and circumstances under which, certain expenses can be accrued. In general, SFAS 146 and SAB 100 require that the Company have a detailed plan in place, which has been communicated to substantially all the employees affected in the staff reduction, branch closures/sales, or computer conversions. Significant management judgment is required in estimating the amount of expense that is appropriate to recognize in relation to these plans.

Management Overview

Chittenden’s financial results for the second quarter of 2005 reflected a 15% increase in net income and a 13% increase in earnings per share over the comparable quarter of a year ago. The increase in earnings per share and net income was due to higher net interest income and lower noninterest expenses. The primary reason for the decline in noninterest expenses related to the curtailment gain of $1.5 million, which resulted from a change in the Company’s defined benefit pension plan. This change is further described in footnote 8 on page 8. During the second quarter of 2005, Chittenden experienced over 11% growth in loans and over 4% growth in deposits from June 30, 2004.

Results of Operations

Chittenden Corporation posted second quarter 2005 net income of $0.44 per diluted share, compared to $0.39 per diluted share posted in the second quarter of last year. Net income for the second quarter of 2005 was $20.8 million compared to $18.2 million recorded in the same quarter a year ago. Return on average equity (ROE) was 13.27% for the quarter ended June 30, 2005 compared with 12.40% for the same period in 2004. Return on average assets (ROA) was 1.36% for the second quarter of 2005, up from the 1.26% for the second quarter of last year. Net interest income on a tax equivalent basis for the three months ended June 30, 2005 was $60.5 million, up from $55.2 million for the same period a year ago. The increase of 9.5% in net interest income was due primarily to continued growth in average earning assets and a higher net interest margin. The yield on earning assets was 4.29%, up 11 basis points from the second quarter of 2004. The increase in the yield on earning assets related to a higher yield on loans, and continued improvement in the Company’s earning asset mix, which was partially offset by higher funding costs.

On a year to date basis, Chittenden posted net income of $0.85 per diluted share, compared to $0.76 per diluted share posted for the same period of last year. Net income for the first six months of 2005 was $39.9 million, compared to $35.6 million recorded for the first six months of 2004. Return on average equity was 12.87% through June 30, 2005 compared with 12.19% for the same period in 2004. Return on average assets was 1.32% for the six-month period ended June 30, 2005, up from 1.24% for the same period in 2004. Net interest income on a tax equivalent basis for the six months ended June 30, 2005 was $119.8 million and increase of 8.7% from the $110.2 million for the same period a year ago. The yield on earning assets was 4.29%, an increase of 11 basis points, compared to 4.18% a year ago.

The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the three and six months ended June 30, 2005 and 2004:

For the Three Months Ended June 30, 2005			For the Three Months Ended June 30, 2004				For the Six Months Ended June 30, 2005			For the Six Months Ended June 30, 2004
Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)	Description	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)
						ASSETS
						Interest-Earning Assets:
						Loans:
$824,571	$13,177	6.41%	$715,030	$9,561	5.38%	Commercial	$810,922	$25,074	6.24%	$685,621	$18,134	5.32%
104,333	904	3.46%	88,460	676	3.06%	Municipal	102,082	1,732	3.39%	89,814	1,363	3.04%
1,682,311	25,586	6.10%	1,497,110	19,965	5.36%	Commercial Real Estate	1,651,609	48,993	5.99%	1,473,235	39,380	5.38%
143,347	2,287	6.40%	124,017	1,565	5.08%	Construction	151,899	4,618	6.13%	132,567	3,336	5.06%
1,232,497	17,736	5.76%	1,163,196	15,197	5.24%	Residential Real Estate	1,214,412	34,380	5.67%	1,163,492	30,250	5.21%
247,824	3,487	5.64%	247,169	3,778	6.15%	Consumer	245,413	6,903	5.67%	250,892	7,813	6.26%

4,234,883	63,177	5.98%	3,834,982	50,742	5.32%	Total loans	4,176,337	121,700	5.87%	3,795,621	100,276	5.31%

						Investments:
1,407,753	14,808	4.21%	1,448,125	14,757	4.08%	Taxable	1,428,222	29,851	4.18%	1,488,681	30,337	4.08%
1,292	20	6.28%	1,294	20	6.34%	Tax-Favored Securities	1,293	41	6.47%	1,296	41	6.34%
193	1	2.33%	150	0	1.04%	Interest-Bearing Deposits	172	2	1.97%	150	1	1.26%
712	5	2.73%	9,506	50	2.12%	Federal Funds Sold	669	9	2.61%	6,123	57	1.86%

5,644,833	78,011	5.54%	5,294,057	65,569	4.97%	Total Interest-Earning Assets	5,606,693	151,603	5.44%	5,291,871	130,712	4.96%

558,560			563,468			Noninterest-Earning Assets	555,161			561,661
(60,392)			(57,942)			Allowance for Loan Losses	(59,945)			(57,918)

$6,143,001			$5,799,583			Total Assets	$6,101,909			$5,795,614

						LIABILITIES AND STOCKHOLDERS’ EQUITY
						Interest-Bearing Liabilities:

$507,280	$517	0.41%	$527,304	399	0.30%	Savings	$513,154	$971	0.38%	$522,361	812	0.31%
876,506	970	0.44%	894,578	593	0.27%	NOW	869,783	1,690	0.39%	880,114	1,143	0.26%
1,483,042	4,566	1.23%	1,506,059	2,637	0.70%	CMAs/money market	1,519,680	8,467	1.12%	1,510,412	5,051	0.67%
805,106	4,553	2.27%	777,550	3,604	1.86%	Certificates of deposit under $100,000	783,136	8,334	2.15%	779,769	7,281	1.88%
524,038	3,587	2.75%	301,141	1,306	1.74%	Certificates of deposit $100,000 and over	472,376	5,999	2.56%	290,933	2,441	1.69%

4,195,972	14,193	1.36%	4,006,632	8,539	0.86%	Total Interest-Bearing Deposits	4,158,129	25,461	1.23%	3,983,589	16,728	0.84%

101,576	508	2.01%	68,431	138	0.81%	Repurchase agreements	109,304	927	1.71%	72,752	315	0.87%
266,041	2,834	4.27%	222,299	1,682	3.04%	Borrowings	267,759	5,374	4.05%	242,583	3,459	2.87%

4,563,589	17,535	1.54%	4,297,362	10,359	0.97%	Total Interest-Bearing Liabilities	4,535,192	31,762	1.41%	4,298,924	20,502	0.96%

						NonInterest-Bearing Liabilities:
889,092			862,052			Demand Deposits	885,206			854,911
61,278			51,102			Other Liabilities	56,330			53,916

5,513,959			5,210,516			Total Liabilities	5,476,728			5,207,751

629,042			589,067			Stockholders’ Equity	625,181			587,863

$6,143,001			$5,799,583			Total Liabilities and Stockholders’ Equity	$6,101,909			$5,795,614

	$60,476			$55,210		Net Interest Income		$119,841			$110,210

		4.00%			4.00%	Interest Rate Spread (2)			4.03%			4.00%

		4.29%			4.18%	Net Yield on Earning Assets (3)			4.29%			4.18%

(1)	On a fully taxable equivalent basis. Calculated using a Federal income tax rate of 35%. Loan income includes fees.
(2)	Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(3)	Net yield on earning assets is net interest income divided by total interest-earning assets.

The following tables attribute changes in the Company’s net interest income (on a fully taxable equivalent basis) to changes in either average balances or average rates for the three and six months ended June 30, 2005. Changes due to both interest rate and volume have been allocated to change due to balance and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

	QTD 2005 Compared with QTD 2004
	Increase (Decrease) in Net Interest Income Due to:		Total
	Average Rate	Average Balance	Increase (Decrease)
	(in thousands)
Interest income:
Loans:
Commercial	$1,966	$1,650	$3,616
Municipal	90	138	228
Commercial real estate	2,751	2,870	5,621
Construction	409	313	722
Residential real estate	1,546	993	2,539
Consumer	(311)	20	(291)

Total loans	6,451	5,984	12,435
Investments:
Taxable	471	(420)	51
Tax-favored	1	0	1
Federal funds sold	15	(60)	(45)

Total interest income	6,938	5,504	12,442

Interest expense:
Savings	(138)	20	(118)
NOWs	(397)	20	(377)
CMAs/ money market	(2,000)	71	(1,929)
Certificates of deposit under $100,000	(793)	(156)	(949)
Certificates of deposit $100,000 and over	(755)	(1,526)	(2,281)
Repurchase agreements	(204)	(166)	(370)
Borrowings	(686)	(466)	(1,152)

Total interest expense	(4,973)	(2,203)	(7,176)

Change in net interest income	$1,965	$3,301	$5,266

	YTD 2005 Compared with YTD 2004
	Increase (Decrease) in Net Interest Income Due to:		Total
	Average Rate	Average Balance	Increase (Decrease)
	(in thousands)
Interest income:
Loans:
Commercial	3,133	3,807	6,940
Municipal	157	212	369
Commercial real estate	4,481	5,132	9,613
Construction	707	575	1,282
Residential real estate	2,651	1,479	4,130
Consumer	(738)	(172)	(910)

Total loans	10,391	11,033	21,424
Investments:
Taxable	774	(1,260)	(486)
Interest bearing deposits	1	0	1
Federal funds sold	23	(71)	(48)

Total interest income	11,189	9,702	20,891

Interest expense:
Savings	(171)	12	(159)
NOWs	(558)	11	(547)
CMAs/ money market	(3,317)	(99)	(3,416)
Certificates of deposit under $100,000	(971)	(82)	(1,053)
Certificates of deposit $100,000 and over	(1,208)	(2,350)	(3,558)
Repurchase agreements	(301)	(311)	(612)
Borrowings	(1,407)	(508)	(1,915)

Total interest expense	(7,933)	(3,327)	(11,260)

Change in net interest income	$3,256	$6,375	$9,631

Noninterest Income and Noninterest Expense

Noninterest income for the second quarter 2005 declined $3.5 million or 16.8% from the same period in 2004. Lower mortgage banking revenues, service charges on deposits and investment management and trust income were the primary factors in the decline from a year ago. Investment management and trust income declined $473,000 primarily due to lower annuity sales at Chittenden Securities, Inc. Mortgage banking revenues were $2.2 million for the second quarter of 2005, a decline of $2.0 million from the same period in 2004. This decline was primarily attributable to lower impairment recoveries on the Company’s MSRs and lower volume of loans sold. The decline of $682,000 in service charges on deposits primarily reflects the Company’s expansion of its relationship accounts that minimize service charges and lower overdraft fee income from customers.

Noninterest income for the first six months of 2005 was $34.7 million, a decline of $3.9 million from the similar period in 2004. Gains on sales of securities, net of losses of prepayment of borrowings, declined $849,000 from 2004. Insurance commissions declined $464,000 from the first six months of 2004 primarily due to lower commissions on specialized commercial insurance products marketed through third party agents. Investment management and trust income declined $798,000 from 2004. Service charges on deposits decreased $1.3 million from the similar period in 2004. The decreases in these two types of fee income were due to the same trends that are described above in the second quarter analysis.

Noninterest expenses for the second quarter of 2005 were $43.4 million, a decline of $2.6 million from 2004. The decline from 2004 was primarily related to lower employee benefits, data processing and conversion and restructuring charges. These declines were partially offset by higher net occupancy and other expenses. The lower employee benefits expense was largely due to the Company’s second quarter decision to change the delivery mechanism for its employee pension benefit by redirecting it through the 401(k) plan. This decision resulted in the immediate recognition of $1.5 million in deferred credits relating to previous pension plan changes made in the mid-1990s. Lower data processing expense ($1.2 million) and conversion and restructuring charges ($1.3 million) related to the conversion of the Company’s IT platform in the second quarter of 2004.

For the first six months of 2005, noninterest expenses were $88.8 million a decline of $1.7 million from 2004. The decline was attributable to lower employee benefits expense and conversion and restructuring charges, which was partially offset by increases in other noninterest expense. Employee benefits expenses declined due to the change in the pension benefit as described above. Increases in other noninterest expense related to higher legal, education & training, charitable contributions and home equity loan closing expense.

Income Taxes

The Company and its subsidiaries are taxed on their income at the Federal level and by various states in which they do business. The State of Vermont levies franchise taxes on banks based upon average deposit levels in lieu of taxing income. Franchise taxes are included in income tax expense in the consolidated statements of income. The Company’s effective income tax rate for the second quarter of 2005 was 35.9%, compared with 36.3% for the comparable period in 2004. For the first six months of 2005 the effective income tax rate was 36.2%, compared with 36.6% in 2004. The lower effective income tax rates were primarily attributable to higher tax credits from qualified low-income housing projects.

Financial Position

Total loans increased $429 million from June 30, 2004 and $177 million from year-end. The increases were driven by solid growth in commercial, commercial real estate and residential real estate loans. The Company’s commercial and commercial real estate loan portfolios have continued to achieve strong growth of over 14% from a year ago. Residential real estate loans increased approximately $66 million from June 30, 2004 as a result of higher originations of adjustable-rate mortgages and private banking loans. Municipal loans experienced their historical seasonal trend, declining 25.5% from December 31, 2004, as June 30th coincides with the end of the fiscal year for most municipalities. Consumer loans increased $15 million from year-end due primarily to higher originations of indirect loans.

Total deposits increased 2.1% from December 31, 2004 and 4.7% from June 30, 2004. The Company experienced its normal seasonal declines in municipal deposits that primarily affected CMA/money market accounts, which was offset by higher demand and CD deposits. The growth in demand deposits at June 30, 2005 was from the Company’s commercial customers and reflects the normal seasonality in their business cycles. The CD growth was a result of customers desiring higher yielding products as well as a willingness to invest for longer periods of time. The increase in repurchase agreements and borrowings of $75 million from the second quarter of last year was primarily utilized to fund loan growth.

Credit Quality

Net charge-off activity totaled $406,000 for the second quarter of 2005 compared to $631,000 for the same period in 2004. The allowance for loan losses was $60.8 million at June 30, 2005, an increase of $1.8 million from December 31, 2004. Nonperforming assets include nonaccrual loans and foreclosed real estate (Other Real Estate Owned). As of June 30, 2005, nonperforming assets (NPAs) were $23.1 million, up from the first quarter of 2005 as well as the prior year-end. As a percentage of total loans, NPAs were 54 basis points, which was up slightly from the prior quarter and flat with the same quarter in 2004.

A summary of credit quality follows:

	6/30/05	3/31/05	12/31/04	6/30/04
	(in thousands)
Loans on nonaccrual	$23,145	$20,675	$19,915	$20,578
Other real estate owned (OREO)	5	17	109	47

Total nonperforming assets (NPAs)	$23,150	$20,692	$20,024	$20,625

Loans past due 90 days or more and still accruing interest	$1,981	$4,543	$2,604	$3,777
Allowance for loan losses	60,805	59,811	59,031	57,969
NPAs as % of loans plus OREO	0.54%	0.50%	0.49%	0.54%
Allowance as % of loans	1.43%	1.45%	1.45%	1.52%
Allowance as % of nonperforming loans	262.71%	289.29%	296.41%	281.70%

Provisions for and activity in the allowance for loan losses are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Beginning balance	$59,811	$57,500	$59,031	$57,464
Provision for loan losses	1,400	1,100	2,475	1,527
Loans charged off	(1,313)	(1,433)	(2,467)	(2,684)
Loan recoveries	907	802	1,766	1,662

Ending balance	$60,805	$57,969	$60,805	$57,969

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

Mortgage Servicing Rights

The following table summarizes activity for mortgage servicing rights purchased and originated for the six months ended June 30, 2005:

	Purchased	Originated	Total
	(in thousands)
Balance at December 31, 2004	$410	$11,416	$11,826
Additions	—	2,426	2,426
Amortization	(114)	(2,208)	(2,322)
Recovery of impairment	50	93	143

Balance at June 30, 2005	$346	$11,727	$12,073

The Company’s mortgage operations originated $157 million and sold $98 million in loans during the second quarter of 2005, which was down from $221 million and $156 million in the second quarter of 2004, respectively. The continued volatility in interest rates impacted the mortgage sales volumes, as well as amortization of mortgage servicing assets and the related impairment provisions/recoveries based on the fair value of those assets. During the second quarter of 2005, the MSR amortization was $1.0 million as compared to $1.3 million in the first quarter of 2005 and $1.7 million for the same quarter of a year ago. The Company recorded an impairment charge of $149,000 in the second quarter of 2005 as compared to impairment recoveries of $292,000 in the first quarter of 2005 and $1.6 million in the comparable quarter of a year ago. The remaining impairment reserve for particular stratas in the MSR’s at June 30, 2005 was $899,000. The Company services approximately $2.1 billion in mortgages for others and has net capitalized mortgage-servicing rights of $12.1 million. As a result, the MSR asset as a percentage of loans serviced was approximately 57 basis points as of June 30, 2005.

Capital

Stockholders’ equity totaled $639.7 million at June 30, 2005, compared to $620.3 million at December 31, 2004. “Tier One” capital, consisting of common equity and the Trust Preferred Securities, measured 10.56% of risk-weighted assets at June 30, 2005. Total capital, including the “Tier Two” allowance for loan losses, was 11.75% of risk-weighted assets and the leverage capital ratio was 8.78%. These ratios placed Chittenden in the “well-capitalized” category according to regulatory standards.

The Trust which issued the Company’s trust preferred securities is no longer consolidated into the Company’s financial statements upon the adoption of FIN 46R in the first quarter of 2004. However, the Company continues to reflect the amounts payable to the Trust’s preferred shareholders as debt in its financial statements. On March 1, 2005, the Federal Reserve Board issued a final rule that would retain trust preferred securities in Tier One capital of bank holding companies, but with stricter quantitative limits and clearer standards. Under the proposal, after a five-year transition period, which would end on March 31, 2009, the aggregate amount of trust preferred securities would be limited to 25% of Tier One capital elements, net of goodwill.

The Company has evaluated the potential impact of such a change on its Tier One capital ratio and has concluded that the regulatory capital treatment of the Trust Preferred Securities in the Company’s total capital ratio would be unchanged.

Liquidity

The Company’s liquidity and rate sensitivity are monitored by the Company’s Asset and Liability Committee, based upon policies approved by the Board of Directors. The measure of an institution’s liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. For the quarter ended June 30, 2005, the Company’s ratio of average loans to average deposits was approximately 83.3%. At June 30, 2005, the Company maintained cash balances and short-term investments of $176.4 million, compared with $136.5 million at December 31, 2004. The Company has securities available for sale of $1.363 billion at June 30, 2005 with expected cash flow of $155 million remaining in 2005 and $240 million in 2006 from maturities and MBS expected principal payments. Borrowings at June 30, 2005 were $353.7 million compared to $356.5 million on December 31, 2004.

The Company has available borrowing capacity under certain programs including the Federal Home Loan Bank, Treasury Tax & Loan, repo lines with investment banks, and advised Fed Funds lines totaling more than $787 million. The Company also has an effective shelf registration statement under which an additional $225 million in debt securities, common stock, preferred stock, or warrants may be offered from time to time.

Aggregate Contractual Obligations

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
FHLB advances	$52,476	$—	$—	$—	$52,476
Trust preferred securities	125,000	—	—	—	125,000
Data processing contract	4,560	1,140	3,420	—	—
Equity investment commitments to limited partnerships	3,417	571	2,846	—	—
Operating leases	17,562	4,810	8,701	849	3,202

Total	$203,015	$6,521	$14,967	$849	$180,678

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

Financial instruments whose contractual amounts represent off-balance sheet risk at June 30, 2005 (in thousands):

Loans and Other Commitments
Commitments to originate loans	$232,056
Unused home equity lines of credit	337,508
Other unused lines of credit	41,904
Unadvanced portions of commercial real estate and construction loans	200,269
Equity investment commitments to limited partnerships	3,417

Standby Letters of Credit
Notional amount fully collateralized by cash	76,782
Notional amount of other standby letters of credit	39,602
Liability associated with letters of credit recorded on balance sheet	511

Item 3. Qualitative and Quantitative Disclosures About Market Risk

To measure the sensitivity of its income to changes in interest rates, the Company uses a variety of methods, including simulation, valuation techniques and gap analyses. Interest-rate risk is the sensitivity of income to variations in interest rates over both short-term and long-term horizons. The primary goal of interest-rate management is to control this risk within limits approved by the Board of Directors. These limits and guidelines reflect the Company’s tolerance for interest-rate risk. The Company attempts to control interest-rate risk by identifying exposures, quantifying them and taking appropriate actions. For a full discussion of interest-rate risk see “Liquidity and Rate Sensitivity” in the Company’s annual report on Form 10-K for the year ended December 31, 2004. The Company has completed the analysis for June 30, 2005 and believes that there has not been a material change from December 31, 2004 in its interest-rate exposure.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2005, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

PART II - OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Annual Meeting, April 20, 2005

Proposal 1:

Election of four directors, each to serve for a term of three years.

DIRECTOR	FOR	AUTHORITY WITHHELD
Sally W. Crawford	37,853,414	935,897
Philip M. Drumheller	37,864,547	924,763
James C. Pizzagalli	37,786,949	1,002,362
Ernest A. Pomerleau	37,868,944	920,367

The terms of office of the following directors continued after the meeting: John Dwight, Lyn Hutton, Paul Perrault, Mark Richards, Charles Smith, Pall Spera and Owen Wells.

Proposal 2:

To approve an amendment to Chittenden Corporation’s Amended and Restated Articles of Incorporation to increase the authorized shares of common stock to 120,000,000 shares from 60,000,000 shares.

FOR: 32,997,015

AGAINST: 5,618,230

ABSTAIN: 174,066

Proposal 3:

To approve the 2005 Executive Management Incentive Compensation Plan.

FOR: 33,525,941

AGAINST: 4,422,349

ABSTAIN: 841,020

Proposal 4:

To approve the Amended and Restated Chittenden Corporation Stock Incentive Plan.

FOR: 25,309,888

AGAINST: 5,113,859

ABSTAIN: 844,789

BROKER NON-VOTE: 7,520,775

ITEM 6. EXHIBITS

(a) EXHIBITS

3.i	Amended and Restated By-Laws of the Company, (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

3.ii.1	Amended and Restated Articles of Incorporation of the Company (Incorporated herein by reference to the Proxy Statement for the 1999 Annual Meeting of the Stockholders).

3.ii.2	Articles of Amendment of the Amended and Restated Articles of Incorporation of the Company (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

31.1	Certification of Chairman, President and Chief Executive Officer, Paul A. Perrault pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer, Kirk W. Walters pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman, President, and Chief Executive Officer, Paul A. Perrault, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer, Kirk W. Walters, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CHITTENDEN CORPORATION SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHITTENDEN CORPORATION
Registrant

July 25, 2005	/S/ PAUL A. PERRAULT
Date	Paul A. Perrault,
Chairman, President and
Chief Executive Officer

July 25, 2005	/S/ KIRK W. WALTERS
Date	Kirk W. Walters
Executive Vice President,
Treasurer, and Chief Financial Officer