Form 10-Q
period 2005-09-30
CHITTENDEN CORP /VT/
filed 2005-10-21
CIK 200138

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

At October 20, 2005, there were 46,559,737 shares of the Corporation’s $1.00 par value common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Chittenden Corporation

Consolidated Balance Sheets

(Unaudited)

	September 30, 2005	December 31, 2004
	(in thousands)
Assets:
Cash and cash equivalents	$150,409	$136,468
Securities available for sale	1,348,521	1,446,221
FRB and FHLB stock	19,352	19,243
Loans held for sale	34,774	33,535
Loans:
Commercial & Industrial	841,430	801,369
Municipal	156,630	106,120
Multi-family	192,563	182,541
Commercial real estate	1,760,621	1,590,457
Construction	173,909	174,283
Residential real estate	724,873	688,017
Home equity credit lines	316,733	294,656
Consumer	259,865	239,750

Total Loans	4,426,624	4,077,193
Less: Allowance for loan losses	(61,468)	(59,031)

Net loans	4,365,156	4,018,162

Accrued interest receivable	29,202	28,956
Other assets	81,616	64,970
Premises and equipment, net	70,509	74,271
Mortgage servicing rights	12,970	11,826
Identified intangibles	18,320	20,422
Goodwill	216,136	216,136

Total assets	$6,346,965	$6,070,210

Liabilities:
Deposits:
Demand	$988,096	$890,561
Savings	499,119	519,623
NOW	891,058	890,701
CMAs/ Money market	1,592,743	1,577,474
Certificates of deposit less than $100,000	814,435	735,577
Certificates of deposit $100,000 and over	607,897	424,794

Total deposits	5,393,348	5,038,730
Securities sold under agreements to repurchase	64,114	76,716
Borrowings	179,552	279,755
Accrued expenses and other liabilities	63,428	54,752

Total liabilities	5,700,442	5,449,953
Stockholders’ Equity:
Preferred stock - $100 par value authorized – 1,000,000 shares; issued and outstanding - none	—	—
Common stock - $1 par value; authorized – 120,000,000 shares; issued – 50,219,825 in 2005 and 50,203,529 in 2004	50,220	50,204
Surplus	250,009	249,036
Retained earnings	421,180	384,679
Treasury stock, at cost – 3,663,088 shares in 2005 and 3,861,710 shares in 2004	(65,684)	(69,246)
Other comprehensive income	(14,595)	672
Directors deferred compensation to be settled in stock	5,400	4,930
Unearned portion of employee restricted stock	(7)	(18)

Total stockholders’ equity	646,523	620,257

Total liabilities and stockholders’ equity	$6,346,965	$6,070,210

The accompanying notes are an integral part of these consolidated financial statements.

Chittenden Corporation

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Interest income:
Loans	$68,588	$53,090	$189,525	$152,805
Investments	14,033	14,879	43,923	45,303

Total interest income	82,621	67,969	233,448	198,108

Interest expense:
Deposits	17,561	9,411	43,022	26,139
Borrowings	2,845	1,889	9,146	5,664

Total interest expense	20,406	11,300	52,168	31,803

Net interest income	62,215	56,669	181,280	166,305
Provision for loan losses	1,325	1,025	3,800	2,553

Net interest income after provision for loan losses	60,890	55,644	177,480	163,752

Noninterest income:
Investment management and trust	4,996	5,528	14,970	16,300
Service charges on deposits	4,053	4,241	12,187	13,707
Mortgage servicing	658	(162)	1,222	419
Gains on sales of loans, net	2,586	2,261	6,720	7,057
Gains on sales of securities	7	186	6	2,228
Loss on prepayments of borrowings	—	—	—	(1,194)
Credit card, net	1,237	1,146	3,343	3,076
Insurance commissions, net	1,341	1,389	5,231	5,742
Other	2,900	3,252	8,834	9,147

Total noninterest income	17,778	17,841	52,513	56,482

Noninterest expense:
Salaries	22,245	20,652	65,719	63,317
Employee benefits	5,784	5,027	16,501	16,677
Net occupancy	5,844	5,481	18,194	17,259
Data processing	921	994	2,506	5,271
Amortization of intangibles	665	776	2,103	2,303
Conversion and restructuring charges	—	505	—	1,975
Other	9,201	9,376	28,457	26,574

Total noninterest expense	44,660	42,811	133,480	133,376

Income before income taxes	34,008	30,674	96,513	86,858
Income tax expense	12,321	11,196	34,938	31,759

Net income	$21,687	$19,478	$61,575	$55,099

Basic earnings per share	$0.47	$0.42	$1.33	$1.20

Diluted earnings per share	0.46	0.42	1.31	$1.18

Dividends per share	0.18	0.18	0.54	0.52

The accompanying notes are an integral part of these consolidated financial statements.

Chittenden Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income	$61,575	$55,099
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,800	2,553
Depreciation	6,147	5,948
Amortization of intangible assets	2,103	2,302
Amortization of premiums, fees, and discounts, net	9,095	13,423
Recovery of provision for impairment of MSR asset	(289)	(2,113)
Investment securities (gains) losses	(6)	(2,228)
Deferred income taxes	(3,943)	(1,483)
Loans originated for sale	(280,580)	(375,741)
Proceeds from sales of loans	281,951	368,630
Gains on sales of loans, net	(6,720)	(7,057)
Changes in assets and liabilities, net of effect from purchase of acquired companies:
Accrued interest receivable	(246)	2,517
Other assets	(4,181)	13,313
Accrued expenses and other liabilities	14,365	5,972

Net cash provided by operating activities	83,071	81,135

Cash flows from investing activities:
Cash paid, net of cash acquired in acquisition	—	(1,120)
Proceeds from sales of Federal Home Loan Bank stock	—	8,513
Purchase of Federal Reserve Bank stock	(109)	(7,003)
Proceeds from sales of securities available for sale	29,354	211,900
Proceeds from principal payments on securities available for sale	222,166	218,910
Purchases of securities available for sale	(183,268)	(318,560)
Loans originated, net of principal repayments	(355,351)	(263,651)
Purchases of premises and equipment	(2,385)	(13,136)

Net cash provided by (used in) investing activities	(289,593)	(164,147)

Cash flows from financing activities:
Net increase in deposits	354,618	122,586
Net decrease in securities sold under agreements to repurchase	(12,602)	(7,924)
Net decrease in borrowings	(100,203)	(26,004)
Proceeds from issuance of treasury and common stock	3,724	8,166
Dividends on common stock	(25,074)	(23,560)

Net cash provided by financing activities	220,463	73,264

Net (increase) decrease in cash and cash equivalents	13,941	(9,748)
Cash and cash equivalents at beginning of period	136,468	174,939

Cash and cash equivalents at end of period	$150,409	$165,191

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$53,335	$32,427
Income taxes	39,096	19,582
Non-cash investing and financing activities:
Loans transferred to other real estate owned	114	1,001
Issuance of treasury and common stock	2,928	7,562
Assets acquired and liabilities assumed through acquisitions:
Fair value of assets acquired	$—	$854
Fair vale of liabilities assumed	—	—
Equity issued	—	—
Cash paid	—	1,120
Goodwill	$—	$266

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

The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period. There were no new accounting policies or changes to existing policies adopted in the third quarter of 2005, which had a significant effect on the results of operations or statement of financial condition.

NOTE 2 - ACQUIRED INTANGIBLE ASSETS

	As of September 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Amortized intangible assets
Core deposit intangibles	$28,541	$14,368	$14,173
Customer list intangibles	3,498	891	2,607
Acquired trust relationships	4,000	2,460	1,540

Total	$36,039	$17,719	$18,320

(in thousands)
Aggregate Amortization Expense:
For three months ended September 30, 2005	$665
For nine months ended September 30, 2005	2,103
Estimated Amortization Expense:
For year ended 12/31/06	$2,659
For year ended 12/31/07	2,659
For year ended 12/31/08	2,659
For year ended 12/31/09	2,659
For year ended 12/31/10	2,542

NOTE 3 – GOODWILL

The changes in the carrying amount of goodwill for the nine months ended September 30, 2005 are as follows:

(in thousands)	Commercial Banking Segment	Other Segment	Total
Balance as of December 31, 2004	$211,084	$5,052	$216,136
Goodwill acquired during year	—	—	—
Impairment losses	—	—	—

Balance as of September 30, 2005	$211,084	$5,052	$216,136

NOTE 4 – CAPITAL TRUST SECURITIES

On May 21, 2002, Chittenden Capital Trust I, (the “Trust”) issued $125 million of 8% trust preferred securities (“Trust Preferred Securities”) to the public and invested the proceeds from this offering in an equivalent amount of junior subordinated debentures issued by “the Company”. These debentures are the sole asset of the Trust. The proceeds from the offering, which was net of $4.4 million of issuance costs, were primarily used to fund the cash consideration paid in the Granite Bank transaction. The Trust Preferred Securities pay interest quarterly, are mandatorily redeemable on July 1, 2032 and may be redeemed by the Trust at par any time on or after July 1, 2007. The Company has fully and unconditionally guaranteed the Trust Preferred Securities issued by the Trust.

Concurrent with the issuance of these Trust Preferred Securities, Chittenden entered into interest rate swap agreements with two counterparties, in which the Company will receive 8% fixed on the notional amount of $125 million, while paying the counterparties a variable rate based on the three month LIBOR (London Interbank Offered Rate), plus approximately 122 basis points.

NOTE 5 – COMPREHENSIVE INCOME

The Company’s comprehensive income for the three months and nine months ended September 30, 2005 and 2004 is presented below (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net Income	$21,687	$19,478	$61,575	$55,099
Unrealized holding gains (losses) on securities available for sale, net of tax	(9,613)	10,042	(15,263)	(7,413)
Reclassification adjustments for gains (losses) arising during the period, net of tax	(4)	(893)	(4)	(2,805)

Total Comprehensive Income	$12,070	$28,627	$46,308	$44,881

NOTE 6 – EARNINGS PER SHARE

The following table summarizes the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands except per share information)
Net income	$21,687	$19,478	$61,575	$55,099

Weighted average common shares outstanding	46,519	46,188	46,440	46,043
Dilutive effect of common stock equivalents	590	675	529	604

Weighted average common and common equivalent shares outstanding	47,109	46,863	46,969	46,647

Basic earnings per share	$0.47	$0.42	$1.33	$1.20
Diluted earnings per share	0.46	0.42	1.31	1.18

The following table summarizes options that could potentially dilute earnings per share in the future which were not included in the computation of the common stock equivalents because to do so would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Anti-dilutive options	445,725	449,414	466,031	759,720
Weighted average exercise price	$29.90	$29.90	$29.78	$28.61

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands except per share information)
Net Income:
As reported	$21,687	$19,478	$61,575	$55,099
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3	1,166	1,349	2,439

Pro forma	$21,684	$18,312	$60,226	$52,660

Earnings Per Share:
Basic:
As reported	$0.47	$0.42	1.33	$1.20
Pro forma	0.47	0.40	1.30	1.14
Diluted:
As reported	0.46	0.42	1.31	$1.18
Pro forma	0.46	0.39	1.28	1.13

The resulting pro forma compensation cost may not be representative of the cost to be expected in future periods and is primarily affected by the number of stock options granted in a particular period. Stock options granted by quarter in 2005 and 2004 were as follows:

	2005	2004
First Quarter	—	290,000
Second Quarter	484,050	106,251
Third Quarter	1,000	374,975
Fourth Quarter	N/A	—

NOTE 8 – EMPLOYEE BENEFITS

Pension Plan

The Company sponsors a qualified defined benefit pension plan that covers substantially all of its employees. The Chittenden Pension Account Plan covers substantially all employees who meet minimum age and service requirements and provides benefits based on years of service and compensation earned during those years of service.

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

The components of new periodic pension expense, which is included in employee benefits expense in the consolidated statements of income are presented below. The amounts shown exclude the $1.531 million curtailment gain recognized in the second quarter of 2005.

	Nine Months Ended September 30, (in thousands)
	2005	2004
Service cost	$2,981	$2,570
Interest cost	3,120	2,772
Expected return on plan assets	(3,593)	(3,337)

Net amortization:
Prior service cost	(379)	(442)
Net actuarial loss	776	351
Transition cost	—	(117)

Total amortization	397	(208)

Net periodic pension expense	$2,905	$1,797

As previously disclosed in its financial statements for the year ended December 31, 2004, due to a prior contribution made in excess of the minimum required amounts, the Company does not anticipate a required contribution during 2005. The Company has made voluntary contributions totaling $7.5 million to the Pension Account Plan during 2005.

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

For the Three Months Ended September 30, 2005 (in thousands)	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Net interest income (1)	$63,963	$(1,748)	$—	$62,215
Noninterest income	16,412	1,366	—	17,778
Provision for loan losses	1,325	—	—	1,325
Noninterest expense	42,876	1,784	—	44,660

Net income (loss) before income tax	36,174	(2,166)	—	34,008
Income tax expense/(benefit)	13,103	(782)	—	12,321

Net income (loss)	$23,071	$(1,384)	$	$21,687

End of Period Assets	$6,408,632	$816,939	$(878,606)	$6,346,965

For the Three Months Ended September 30, 2004 (in thousands)	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Net interest income (1)	$57,789	$(1,120)	$—	$56,669
Noninterest income	16,340	1,501	—	17,841
Provision for loan losses	1,025	—	—	1,025
Noninterest expense	41,499	1,312	—	42,811

Net income (loss) before income tax	31,605	(931)	—	30,674
Income tax expense/(benefit)	11,449	(253)	—	11,196

Net income (loss)	$20,156	$(678)	$—	$19,478

End of Period Assets	$6,076,619	$768,837	$(827,636)	$6,017,820

For the Nine Months Ended September 30, 2005 (in thousands)	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Net interest income (1)	$186,033	$(4,753)	$—	$181,280
Noninterest income	47,207	5,306	—	52,513
Provision for loan losses	3,800	—	—	3,800
Noninterest expense	128,268	5,212	—	133,480

Net income (loss) before income tax	101,172	(4,659)	—	96,513
Income tax expense/(benefit)	36,572	(1,634)	—	34,938

Net income (loss)	$64,600	$(3,025)	$—	$61,575

End of Period Assets	$6,408,632	$816,939	$(878,606)	$6,346,965

For the Nine Months Ended September 30, 2004 (in thousands)	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Net interest income (1)	$169,335	$(3,030)	$—	$166,305
Noninterest income	51,765	4,717	—	56,482
Provision for loan losses	2,553	—	—	2,553
Noninterest expense	129,942	3,434	—	133,376

Net income (loss) before income tax	88,605	(1,747)	—	86,858
Income tax expense/(benefit)	32,270	(511)	—	31,759

Net income (loss)	$56,335	$(1,236)	$—	$55,099

End of Period Assets	$6,076,619	$768,837	$(827,636)	$6,017,820

(1)	The Commercial Banking segment derives a majority of its revenue from interest. In addition, management primarily relies on net interest income, not the gross revenue and expense amounts, in managing the segment. Therefore, only the net amount has been disclosed.
(2)	Revenue derived from these non-reportable segments includes insurance commissions from insurance related products and services, as well as other operations associated with the parent holding company.

NOTE 10 – STOCKHOLDERS’ EQUITY

On October 19, 2005, the Company declared a dividend of $0.18 per share or approximately $8.4 million, to be paid on November 11, 2005 to shareholders of record on October 28, 2005. On October 20, 2005, the Company announced that the Board of Directors has authorized the repurchase of up to 1,000,000 shares of the Corporation’s common stock (approximately 2% of the Company’s outstanding Common Stock) in negotiated transactions or open market purchases. Chittenden, depending on market conditions, may repurchase its common stock without further Board authorization.

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

Financial instruments whose contractual amounts represent off-balance sheet risk at September 30, 2005 (in thousands):

Loans and Other Commitments
Commitments to originate loans	$159,325
Unused home equity lines of credit	350,297
Other unused lines of credit	42,690
Unadvanced portions of commercial real estate and construction loans	233,707
Equity investment commitments to limited partnerships	5,332

Standby Letters of Credit
Notional amount fully collateralized by cash	64,119
Notional amount of other standby letters of credit	36,844
Liability associated with letters of credit recorded on balance sheet	742

NOTE 12–RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R (“SFAS 123R”)(revised December 2004), Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123, however non-employee directors are included in the scope of SFAS 123R. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS 123R allows the use of valuation models other than those prescribed in SFAS 123, specifically the Binomial Lattice method. Therefore, the pro forma costs of stock option expense estimated in Note 7 using the Black-Scholes method may not be representative of the costs recognized by the Company upon adoption of SFAS 123R. On April 14, 2005, the Securities and Exchange Commission delayed the effective date for SFAS 123R, which allows companies to implement the statement at the beginning of their first fiscal year beginning after June 15, 2005, which would be January 1, 2006 for the Company. The Company is in the process of analyzing FAS 123R and expects to implement this new statement in the first quarter of 2006.

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

Income Taxes. The Company estimates income tax expense in each of the jurisdictions in which it operates for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of September 30, 2005, there were no valuation allowances set aside against any deferred tax assets.

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

Management Overview

Chittenden’s financial results for the third quarter of 2005 reflected an 11% increase in net income and a 10% increase in earnings per share compared to the third quarter of 2004. The increase in earnings per share and net income was due to higher net interest income and effective management of expenses. The Company has continued to experience excellent credit quality, with very low net charge-offs and lower levels of non-performing assets. Total loans increased 11% from September 30, 2004. Strong growth was noted on a year over year basis in several categories with commercial and commercial real estate loans up 13% and home equity loans up 10%. The Company’s deposits also experienced solid organic growth of 6% from September 30, 2004.

On October 19, 2005 the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Corporation’s common stock (approximately 2% of the Company’s outstanding common stock) in negotiated transactions or open market purchases.

Results of Operations

Chittenden Corporation posted third quarter 2005 net income of $0.46 per diluted share, compared to $0.42 per diluted share posted in the third quarter of last year. Net income for the third quarter of 2005 was $21.7 million compared to $19.5 million recorded in the same quarter a year ago. Return on average equity (ROE) was 13.39% for the quarter ended September 30, 2005 compared with 13.11% for the same period in 2004. Return on average assets (ROA) was 1.38% for the third quarter of 2005, up from the 1.31% for the third quarter of last year. Net interest income on a tax equivalent basis for the three months ended September 30, 2005 was $62.8 million, up from $57.0 million for the same period a year ago. The increase of 10.2% in net interest income was due primarily to continued growth in average earning assets and a higher net interest margin. The yield on earning assets was 4.35%, up 15 basis points from the third quarter of 2004. The increase in the yield on earning assets resulted from higher yields on loans and continued improvement in the Company’s earning asset mix, which was partially offset by higher funding costs.

On a year to date basis, Chittenden posted net income of $1.31 per diluted share, compared to $1.18 per diluted share posted for the same period of last year. Net income for the first nine months of 2005 was $61.6 million, compared to $55.1 million recorded for the first nine months of 2004. Return on average equity was 13.04% through September 30, 2005 compared with 12.54% for the same period in 2004. Return on average assets was 1.34% for the nine-month period ended September 30, 2005, up from 1.26% for the same period in 2004. Net interest income on a tax equivalent basis for the nine months ended September 30, 2005 was $182.7 million, an increase of 9.2% from the $167.2 million for the same period a year ago. The yield on earning assets was 4.31%, an increase of 12 basis points, compared to 4.19% a year ago.

The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the three and nine months ended September 30, 2005 and 2004:

For the Three Months Ended September 30, 2005			For the Three Months Ended September 30, 2004				For the Nine Months Ended September 30, 2005			For the Nine Months Ended September 30, 2004
Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)	Description	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)
						ASSETS
						Interest-Earning Assets:
						Loans:
$834,727	$14,460	6.87%	$753,618	$10,237	5.40%	Commercial & Industrial	$818,953	$39,533	6.45%	$705,931	$28,371	5.37%
146,877	1,622	4.42%	102,206	799	3.13%	Municipal	117,175	3,356	3.82%	93,975	2,162	3.07%
1,739,088	27,847	6.35%	1,527,187	21,080	5.49%	Commercial Real Estate	1,681,183	76,840	6.11%	1,491,623	60,460	5.41%
146,735	2,429	6.48%	135,682	1,844	5.41%	Construction	148,337	7,047	6.26%	136,280	5,180	5.08%
1,249,334	19,119	6.09%	1,181,885	15,859	5.36%	Residential Real Estate (4)	1,227,900	53,498	5.80%	1,170,668	46,109	5.25%
261,000	3,739	5.68%	250,197	3,636	5.78%	Consumer	250,493	10,641	5.68%	249,591	11,449	6.13%

4,377,761	69,216	6.27%	3,950,775	53,455	5.39%	Total loans	4,244,041	190,915	6.00%	3,848,068	153,731	5.33%

						Investments:
1,340,640	13,858	4.13%	1,439,643	14,807	4.11%	Taxable	1,398,707	43,710	4.17%	1,472,216	45,145	4.09%
1,008	15	6.04%	1,295	20	6.27%	Tax-Favored Securities	1,197	56	6.23%	1,295	61	6.31%
250	2	2.46%	150	0	1.09%	Interest-Bearing Deposits	198	3	2.18%	150	1	1.20%
18,840	164	3.46%	22,887	50	0.86%	Federal Funds Sold	6,792	173	3.40%	11,642	106	1.22%

5,738,499	83,255	5.76%	5,414,750	68,332	5.03%	Total Interest-Earning Assets	5,650,935	234,857	5.55%	5,333,371	199,044	4.98%

571,811			573,866			Noninterest-Earning Assets	560,766			563,315
(61,444)			(58,344)			Allowance for Loan Losses	(60,450)			(58,061)

$6,248,866			$5,930,272			Total Assets	$6,151,251			$5,838,625

						LIABILITIES AND STOCKHOLDERS’ EQUITY
						Interest-Bearing Liabilities:

502,122	597	0.47%	538,913	411	0.30%	Savings	509,436	1,567	0.41%	527,918	1,223	0.31%
890,033	1,237	0.55%	892,358	628	0.28%	NOW	876,608	2,927	0.45%	884,226	1,771	0.27%
1,518,362	6,005	1.57%	1,570,431	3,019	0.76%	CMAs/Money Market	1,519,236	14,474	1.27%	1,530,564	8,070	0.70%
814,942	5,118	2.49%	765,759	3,637	1.89%	Certificates of deposit under $100,000	782,401	13,177	2.25%	775,005	10,918	1.88%
599,388	4,604	3.05%	353,403	1,716	1.93%	Certificates of deposit $100,000and over	526,632	10,877	2.76%	311,979	4,157	1.78%

4,324,847	17,561	1.61%	4,120,864	9,411	0.91%	Total Interest-Bearing Deposits	4,214,313	43,022	1.36%	4,029,692	26,139	0.87%

66,187	275	1.65%	74,585	150	0.80%	Repurchase agreements	94,774	1,202	1.70%	73,264	465	0.85%
206,070	2,570	4.95%	192,738	1,739	3.59%	Borrowings	246,970	7,944	4.30%	225,738	5,199	3.08%

4,597,104	20,406		4,388,187	11,300	1.02%	Total Interest-Bearing Liabilities	4,556,057	52,168	1.53%	4,328,694	31,803	0.98%

						NonInterest-Bearing Liabilities:
945,559			897,127			Demand Deposits	905,381			868,889
63,400			53,821			Other Liabilities	58,694			53,893

5,606,063			5,339,135			Total Liabilities	5,520,132			5,251,476
642,803			591,137			Stockholders’ Equity	631,119			587,149

$6,248,866			$5,930,272			Total Liabilities and Stockholders’ Equity	$6,151,251			$5,838,625

	$62,849			$57,032		Net Interest Income		$182,689			$167,241

		4.00%			4.01%	Interest Rate Spread (2)			4.02%			4.00%

		4.35%			4.20%	Net Yield on Earning Assets (3)			4.31%			4.19%

(1)	On a fully taxable equivalent basis. Calculated using a Federal income tax rate of 35%. Loan income includes fees.
(2)	Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(3)	Net yield on earning assets is net interest income divided by total interest-earning assets.
(4)	Residential real estate includes 1-4 family, multi-family and home equity loans.

The following tables attribute changes in the Company’s net interest income (on a fully taxable equivalent basis) to changes in either average balances or average rates for the three and nine months ended September 30, 2005. Changes due to both interest rate and volume have been allocated to change due to balance and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

	QTD 2005 Compared with QTD 2004
	Increase (Decrease) in Net Interest Income Due to:		Total Increase (Decrease)
	Average Rate	Average Balance
	(in thousands)
Interest income:
Loans:
Commercial & Industrial	$2,818	$1,405	$4,223
Municipal	332	491	823
Commercial real estate	3,320	3,447	6,767
Construction	400	185	585
Residential real estate	2,233	1,027	3,260
Consumer	(62)	165	103

Total loans	9,041	6,720	15,761
Investments:
Taxable	75	(1,024)	(949)
Tax-favored	(1)	(4)	(5)
Interest-bearing deposits	0	2	2
Federal funds sold	150	(36)	114

Total interest income	9,265	5,658	14,923

Interest expense:
Savings	(230)	44	(186)
NOWs	(613)	4	(609)
CMAs/ Money Market	(3,192)	206	(2,986)
Certificates of deposit under $100,000	(1,172)	(309)	(1,481)
Certificates of deposit $100,000 and over	(999)	(1,889)	(2,888)
Repurchase agreements	(160)	35	(125)
Borrowings	(665)	(166)	(831)

Total interest expense	(7,031)	(2,075)	9,106

Change in net interest income	$2,234	$3,583	$5,817

	YTD 2005 Compared with YTD 2004
	Increase (Decrease) in Net Interest Income Due to:		Total Increase (Decrease)
	Average Rate	Average Balance
	(in thousands)
Interest income:
Loans:
Commercial & Industrial	$5,753	$5,409	$11,162
Municipal	529	665	1,194
Commercial real estate	7,881	8,499	16,380
Construction	1,316	551	1,867
Residential real estate	4,901	2,488	7,389
Consumer	(838)	30	(808)

Total loans	19,542	17,642	37,184
Investments:
Taxable	865	(2,300)	(1,435)
Tax-favored	(1)	(4)	(5)
Interest bearing deposits	1	1	2
Federal funds sold	191	(124)	67

Total interest income	20,598	15,215	35,813

Interest expense:
Savings	(396)	52	(344)
NOWs	(1,171)	15	(1,156)
CMAs/ Money Market	(6,459)	55	(6,404)
Certificates of deposit under $100,000	(2,086)	(173)	(2,259)
Certificates of deposit $100,000 and over	(2,230)	(4,490)	(6,720)
Repurchase agreements	(463)	(274)	(737)
Borrowings	(2,059)	(686)	(2,745)

Total interest expense	(14,864)	(5,501)	(20,365)

Change in net interest income	$5,734	$9,714	$15,448

Noninterest Income and Noninterest Expense

Noninterest income for the third quarter 2005 was $17.8 million, essentially flat with the same period a year ago. Investment management and trust income declined $532,000 from the same period in 2004 primarily due to lower annuity sales at Chittenden Securities, Inc. Mortgage servicing income increased from the third quarter of 2004 due to higher impairment recoveries of $131,000 and lower amortization of $620,000. The increase in gains on sales of loans of $325,000 from the third quarter of 2004 related to an increase in sales volume from $104 million to $125 million. The decline of $188,000 in service charges on deposits reflects the continued expansion of the Company’s relationship accounts that minimize service charges and lower overdraft fee income from customers. The decline in other noninterest income primarily relates to the sale of a branch in 2004, which generated a gain of $757,000.

Noninterest income for the first nine months of 2005 was $52.5 million, a decline of $4.0 million from the same period in 2004. Mortgage servicing income increased $803,000 from the same period in 2004 due to lower amortization of $2.7 million (for further discussion on mortgage servicing see page 21). Gains on sales of securities, net of losses of prepayment of borrowings, declined $1.0 million from the same period in 2004. Investment management and trust income declined $1.3 million from the same period in 2004. The decrease in this type of fee income was due to lower annuity sales at Chittenden Securities, Inc. The decline of $1.5 million in service charges on deposits primarily reflects the Company’s expansion of its relationship accounts that minimize service charges and lower overdraft fee income from customers.

Noninterest expense was $44.7 million for the third quarter of 2005, an increase of $1.3 million on a linked quarter basis and $1.8 million from the same period a year ago. The increase from the second quarter was attributable to a one-time benefit resulting from the recognition in the second quarter of 2005 of $1.5 million in deferred credits relating to previous pension plan changes made in the mid-1990s. The increase from the third quarter of 2004 is primarily a result of higher salary, employee benefit and net occupancy expenses, which was offset by lower conversion and restructuring charges. Salary expense increased primarily due to higher incentive accruals of $1.4 million. Benefits expense increased as a result of higher medical and dental, and pension expenses. The increase in occupancy expenses was due to higher utility and property expenses as well as opening a new branch in Westborough, MA.

For the first nine months of 2005, noninterest expenses were $133.5 million essentially flat from 2004. Lower data processing expense and conversion and restructuring charges, were partially offset by increases in salary and other noninterest expense. Salary expense increased due to higher incentive accruals of $4.4 million. In employee benefits, higher medical and dental expenses were offset by lower pension costs year over year because of the one time curtailment gain recognized in the second quarter of 2005. Data processing expenses declined due to efficiencies gained from the conversion of the Company’s core data processing platform in mid-2004. Increases in other noninterest expense were related to higher legal, education & training, and state examination expenses.

Income Taxes

The Company and its subsidiaries are taxed on their income at the Federal level and by various states in which they do business. The State of Vermont levies franchise taxes on banks based upon average deposit levels in lieu of taxing income. Franchise taxes are included in income tax expense in the consolidated statements of income. The Company’s effective income tax rate for 2005 was 36.2% for both the third quarter and year to date, compared with 36.5% and 36.6% for the respective periods in 2004. The lower effective income tax rates were primarily attributable to higher tax credits from qualified low-income housing projects.

Financial Position

Total assets increased approximately $144 million from June 30, 2005 to $6.3 billion at September 30, 2005. The increase in total loans was driven by increases in commercial, commercial real estate, municipal and construction loans. The Company’s commercial and commercial real estate loan portfolios have continued to achieve steady growth throughout 2005 and are not specifically concentrated in any one market. The increase in municipal loans reflects a seasonal trend, as June 30th is historically the low point with respect to borrowing needs of municipalities, coinciding with their fiscal year-ends. The construction portfolio increased $49 million, primarily in loans to our commercial customers in the Vermont, Massachusetts and New Hampshire markets. The decline in the Company’s securities portfolio fair value resulted from higher market interest rates.

Total deposits increased $249 million from June 30, 2005. The increase was primarily a result of by the Company’s commercial and municipal customers and resulted in higher levels of demand, CMA/money market, and jumbo CDs. Customer repurchase agreements and borrowings at September 30, 2005 declined by 31% from June 30, 2005. The decrease was due to higher levels of deposits, which were utilized to repay short-term borrowings and fund loan growth.

Credit Quality

Net charge-off activity totaled $662,000 for the third quarter of 2005 compared to $396,000 for the same period in 2004. The allowance for loan losses was $61.5 million at September 30, 2005, an increase of $2.4 million from December 31, 2004. Nonperforming assets include nonaccrual loans and foreclosed real estate (Other Real Estate Owned). As of September 30, 2005, nonperforming assets (NPAs) were $18.3 million, down from the second quarter of 2005 as well as the prior year-end. As a percentage of total loans, NPAs were 41 basis points, which was down from the prior quarter and from the prior year-end.

A summary of credit quality follows:

	9/30/05	6/30/05	12/31/04	9/30/04
	(in thousands)
Loans on nonaccrual	$18,299	$23,145	$19,915	$20,578
Other real estate owned (OREO)	—	5	109	987

Total nonperforming assets (NPAs)	$18,299	$23,150	$20,024	$21,565

Loans past due 90 days or more and still accruing interest	$2,720	$1,981	$2,604	$3,140
Allowance for loan losses	61,468	60,805	59,031	58,598
NPAs as % of loans plus OREO	0.41%	0.54%	0.49%	0.54%
Allowance as % of loans	1.39%	1.43%	1.45%	1.47%
Allowance as % of loans (excluding Municipal)	1.44%	1.46%	1.49%	1.51%
Allowance as % of nonperforming loans	335.92%	262.71%	296.41%	284.76%

Provisions for and activity in the allowance for loan losses are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Beginning balance	$60,805	$57,969	$59,031	$57,464
Provision for loan losses	1,325	1,025	3,800	2,553
Loans charged off	(1,668)	(1,654)	(4,135)	(4,338)
Loan recoveries	1,006	1,258	2,772	2,919

Ending balance	$61,468	$58,598	$61,468	$58,598

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

Mortgage Servicing Rights

The following table summarizes activity for mortgage servicing rights purchased and originated for the nine months ended September 30, 2005:

	Purchased	Originated	Total
	(in thousands)
Balance at December 31, 2004	$410	$11,416	$11,826
Additions	—	4,110	4,110
Amortization	(150)	(3,105)	(3,255)
Recovery of impairment	68	221	289

Balance at September 30, 2005	$328	$12,642	$12,970

The Company originated $471 million and sold $320 million in residential real estate loans during the first nine months of 2005, which was down from $516 million and $365 million in 2004, respectively. Volatility in interest rates can significantly impact the mortgage organization and sales volumes, the amortization of mortgage servicing assets and the related impairment recoveries based on the fair value of those assets as measured based on current interest rates. During 2005, mortgage interest rates have moved steadily but gradually upward, leading to slower prepayment speeds and as a result lower amortization and steadier impairment recoveries. In the previous year, rates moved up and down more dramatically which led to higher prepayment speeds and amortization expenses and higher impairment recoveries when rates rose and prepayments speeds slowed. During the first nine months of 2005, the MSR amortization was $3.3 million as compared to $6.0 million in 2004. The Company recorded an impairment recovery of $289,000 during 2005 as compared to $2.1 million for the same period a year ago. The remaining impairment reserve for particular stratas in the MSR’s at September 30, 2005 was $753,000. The Company services approximately $2.1 billion in mortgages for others and has net capitalized mortgage-servicing rights of $12.9 million. As a result, the MSR asset as a percentage of loans serviced was approximately 62 basis points as of September 30, 2005.

Capital

Stockholders’ equity totaled $646.5 million at September 30, 2005, compared to $620.3 million at December 31, 2004. “Tier One” capital, consisting of common equity and the Trust Preferred Securities, measured 10.72% of risk-weighted assets at September 30, 2005. Total capital, including the “Tier Two” allowance for loan losses, was 11.89% of risk-weighted assets and the leverage capital ratio was 9.08%. These ratios placed Chittenden in the “well-capitalized” category according to regulatory standards.

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

Liquidity

The Company’s liquidity and rate sensitivity are monitored by the Company’s Asset and Liability Committee, based upon policies approved by the Board of Directors. The measure of an institution’s liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. For the quarter ended September 30, 2005, the Company’s ratio of average loans to average deposits was approximately 83.1%. At September 30, 2005, the Company maintained cash balances and short-term investments of $150.4 million, compared with $136.5 million at December 31, 2004. The Company has securities available for sale of $1.348 billion at September 30, 2005 with expected cash flow of $44 million remaining in 2005 and $222 million in 2006 from maturities and expected principal payments on mortgage-backed securities. Repurchase agreements and borrowings at September 30, 2005 were $243.7 million compared to $356.5 million on December 31, 2004.

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

Aggregate Contractual Obligations

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
FHLB advances	$52,489	$64	$133	$141	$52,151
Trust preferred securities	125,000	—	—	—	125,000
Data processing contract	4,283	1,142	2,570	571	—
Equity investment commitments to limited partnerships	5,332	784	3,436	636	476
Operating leases.	25,939	4,953	11,350	1,714	7,922

Total	$213,043	$6,943	$17,489	$3,062	$185,549

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

Financial instruments whose contractual amounts represent off-balance sheet risk at September 30, 2005 (in thousands):

Loans and Other Commitments
Commitments to originate loans	$159,325
Unused home equity lines of credit	350,297
Other unused lines of credit	42,690
Unadvanced portions of commercial real estate and construction loans	233,707
Equity investment commitments to limited partnerships	5,332

Standby Letters of Credit
Notional amount fully collateralized by cash	64,119
Notional amount of other standby letters of credit	36,844
Liability associated with letters of credit recorded on balance sheet	742

Item 3. Qualitative and Quantitative Disclosures About Market Risk

To measure the sensitivity of its income to changes in interest rates, the Company uses a variety of methods, including simulation, valuation techniques and gap analyses. Interest-rate risk is the sensitivity of income to variations in interest rates over both short-term and long-term horizons. The primary goal of interest-rate management is to control this risk within limits approved by the Board of Directors. These limits and guidelines reflect the Company’s tolerance for interest-rate risk. The Company attempts to control interest-rate risk by identifying exposures, quantifying them and taking appropriate actions. For a full discussion of interest-rate risk see “Liquidity and Rate Sensitivity” in the Company’s annual report on Form 10-K for the year ended December 31, 2004. The Company has completed the analysis for September 30, 2005 and believes that there has not been a material change from December 31, 2004 in its interest-rate exposure.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2005, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

ITEM 6. EXHIBITS

(a)	EXHIBITS

3.i	Amended and Restated By-Laws of the Company (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.ii.1	Amended and Restated Articles of Incorporation of the Company (Incorporated herein by reference to the Proxy Statement for the 1999 Annual Meeting of the Stockholders).

3.ii.2	Articles of Amendment of the Amended and Restated Articles of Incorporation of the Company (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

*31.1	Certification of Chairman, President and Chief Executive Officer, Paul A. Perrault pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Executive Vice President and Chief Financial Officer, Kirk W. Walters pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chairman, President, and Chief Executive Officer, Paul A. Perrault, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Executive Vice President and Chief Financial Officer, Kirk W. Walters, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 99.1	Chittenden Corporation Form of Performance Share Award Agreement.

*	Filed herewith
**	Furnished herewith

CHITTENDEN CORPORATION SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHITTENDEN CORPORATION
Registrant

October 21, 2005	/S/ PAUL A. PERRAULT
Date	Paul A. Perrault,
Chairman, President and
Chief Executive Officer

October 21, 2005	/S/ KIRK W. WALTERS
Date	Kirk W. Walters
Executive Vice President,
Treasurer, and Chief Financial Officer