Form 10-K
period 2005-12-31
CHITTENDEN CORP /VT/
filed 2006-02-17
CIK 200138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005

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

NONE

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐ NO ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant, computed by reference to the last reported sale price on the NYSE on June 30, 2005 was $1,240,118,312.

At January 31, 2006, there were 46,893,526 shares of the Registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

1.	Notice of 2006 Annual Meeting and Proxy Statement: Part III, Items 10, 11, 12, 13 and 14.

*	Incorporated by reference to the Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on April 19, 2006.

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

Readers are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed in this document, including the documents incorporated by reference in this document. Important factors that could cause actual results to differ from those in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

You should not place undue reliance on forward-looking statements. You should be aware that the occurrence of the events described in this document, including the documents incorporated by reference, could harm the Company’s business, operating results or financial condition. Chittenden does not undertake any obligation to update any forward-looking statements as a result of future events or developments.

PART I

ITEM 1 BUSINESS

Chittenden Corporation (the “Company” or “Chittenden”), a Vermont corporation organized in 1971, is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. At December 31, 2005, the Company had total consolidated assets of approximately $6.5 billion. The Company is the holding company parent and owns 100% of the outstanding common stock of Chittenden Trust Company (“CTC”), Flagship Bank and Trust Company (“FBT”), The Bank of Western Massachusetts (“BWM”), Maine Bank & Trust (“MBT”), and Ocean National Bank (“ONB”) (collectively the “Banks”).

The following table summarizes Chittenden’s acquisition history since 1994. The acquisitions of Vermont Financial Services Corp. and Granite State Bancshares are also included as they were significant transactions that were merged into the Company’s existing franchise banks:

Date Announced	Acquisition	Subsidiary Bank(s)	State(s) of Business	Consideration Paid (in millions)	Accounting Method	Date Closed
11/2/2002	Granite State Bancshares, Inc.	Granite Bank (4)	NH	$238.9 stock & cash	Purchase (1)	2/28/03

10/5/2001	Ocean National Corporation	Ocean National Bank	NH / ME	$53.25 cash	Purchase (1)	2/28/02

1/26/2001	Maine Bank Corporation	Maine Bank & Trust	ME	$49.25 cash	Purchase (1)	4/30/01

12/16/1998	Vermont Financial Services, Corp.	Vermont National Bank (3), United Bank (3)	VT / NH / MA	$387.2 stock	Pooling (2)	5/28/99

9/19/1995	Flagship Bank and Trust	Flagship Bank and Trust	MA	$41.7 cash	Pooling (2)	2/29/96

8/17/1994	Bank of Western Massachusetts	Bank of Western Massachusetts	MA	$26.5 cash	Purchase (1)	3/17/95

(1)	These acquisitions have been accounted for as purchases and accordingly, the operations of the acquired companies are included in the financial statements from their dates of acquisition.
(2)	These acquisitions were accounted for as poolings of interests and accordingly, all financial data was restated to reflect the combined financial condition and results of operations as if these acquisitions were in effect for all periods presented.
(3)	United Bank merged into The Bank of Western Massachusetts in the third quarter of 1999. Vermont National Bank merged into Chittenden Trust Company in the first quarter of 2000.
(4)	Granite Bank merged into Ocean National Bank in the second quarter of 2004.

The Company engages in one line of business, that of providing financial services through its banking subsidiaries. Through its subsidiaries, the Company offers a variety of lending services, with loans totaling approximately $4.5 billion at December 31, 2005. The largest loan categories are commercial loans and residential real estate loans. Commercial loans include the following loan categories: commercial & industrial, municipal, multi-family, commercial real estate and construction. Commercial loans amounted to approximately 71% of the total loans outstanding at December 31, 2005.

Residential real estate loans include those collateralized by 1-4 family units and home equity lines of credit, and comprised 23% of total loans outstanding at December 31, 2005. The Company underwrites its residential mortgages based upon secondary market standards and sells substantially all of its fixed-rate residential mortgage loans on a servicing-retained basis. Private banking residential mortgage loans primarily to our commercial and wealth management customers are typically held in portfolio and generally do not meet secondary market underwriting standards. Consumer loans at December 31, 2005 were 6% of total loans outstanding. Approximately 82% of these loans were indirect installment loans while the remaining loans consisted of direct installment and revolving credit.

The Company’s lending activities are conducted primarily in Vermont, Massachusetts, New Hampshire and Maine, with additional activity related to nearby market areas in New York, Connecticut, and Quebec. In addition to the portfolio diversification described above, the loans are diversified by borrowers and industry groups. In making commercial loans, the Company occasionally solicits the participation of other banks. The Company also occasionally participates in loans originated by other banks. Certain of the Company’s commercial loans are made under programs administered by the U.S. Small Business Administration, U.S. Farmers Home Administration or other local government agencies within the Company’s markets. Loan terms generally include repayment guarantees by the agency involved in varying amounts up to 90% of the original loan amount.

The Banks offer a wide range of banking services, including the acceptance of demand, savings, NOW, money market, cash management and time deposits. As of December 31, 2005, total interest-bearing deposits and noninterest-bearing demand deposits amounted to approximately $4.5 billion and $974 million, respectively. The Banks also provide personal trust services, including services as executor, trustee, administrator, custodian and guardian. Corporate trust services are also provided, including services as trustee for pension and profit sharing plans. Asset management services are also provided for both personal and corporate clients. Wealth management assets under administration totaled $9.1 billion at December 31, 2005, which included $2.0 billion under full discretionary management.

The Company also provides various business services including payroll processing, business credit cards, merchant credit card processing, and cash management. Financial and investment counseling is provided to municipalities and school districts within the Company’s service area, as well as central depository, lending, and other banking services. The Banks offer a variety of other services including safe deposit facilities, certain non-deposit investment products through the brokerage services of Chittenden Securities, Inc., and various insurance related products through Chittenden Insurance Group. Chittenden Securities and Chittenden Insurance Group are subsidiaries of Chittenden Trust Company.

The Company’s principal executive offices are located at Two Burlington Square, Burlington, Vermont 05401; telephone number: 802-658-4000.

CHITTENDEN TRUST COMPANY

CTC was chartered by the Vermont Legislature as a commercial bank in 1904. It is the largest bank headquartered in Vermont, based on total assets of approximately $3.4 billion, total loans of approximately $2.3 billion and total deposits of approximately $2.9 billion. CTC’s principal offices are located in Burlington, Vermont and it has fifty additional locations in Vermont. The trade name “Chittenden Bank” is used at all locations. The Company operates its mortgage banking and servicing operations under the “Mortgage Service Center” trade name.

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

CTC, through its subsidiary Chittenden Insurance Group (“CIG”), offers various insurance related products including commercial, personal and life/health policies, as well as specialized coverages and risk management services. CTC, through its subsidiary Chittenden Commercial Finance based in Montreal, Quebec, offers commercial finance lending services in Canada. CTC also provides the services directly throughout Northern New England and Massachusetts.

THE BANK OF WESTERN MASSACHUSETTS

BWM was chartered by the Commonwealth of Massachusetts as a commercial bank in 1986. At December 31, 2005, BWM had total assets of $694 million, total loans of $631 million and total deposits of $574 million. BWM’s principal offices are located in Springfield, Massachusetts and it has eleven additional locations in western Massachusetts. BWM plans to expand its presence into Connecticut with the opening of a branch in Enfield in the spring of 2006.

FLAGSHIP BANK AND TRUST COMPANY

FBT was chartered by the Commonwealth of Massachusetts as a commercial bank in 1986. At December 31, 2005, FBT had total assets of $539 million, total loans of $324 million and total deposits of $494 million. FBT’s principal offices are located in Worcester, Massachusetts and it has seven additional locations in the greater Worcester, Massachusetts area.

MAINE BANK & TRUST

MBT was chartered by the State of Maine as a commercial bank in 1991. At December 31, 2005, MBT had total assets of $357 million, total loans of $273 million and total deposits of $298 million. MBT’s principal offices are located in Portland, Maine and it has eleven additional locations in southern Maine.

OCEAN NATIONAL BANK

ONB is a federally chartered commercial bank founded in 1854. At December 31, 2005, ONB had total assets of $1.6 billion, total loans of $1.0 billion and total deposits of $1.2 billion. ONB’s principal offices are located in Portsmouth, New Hampshire and it has thirty-seven additional locations in southern Maine and New Hampshire.

ECONOMY

The Northern New England economy continues to expand at a moderate pace. Commercial businesses are generally performing well, experiencing continued steady, moderate growth. Commercial and residential real estate development and sales continue to be healthy in the markets that the Company services, although the pace of residential sales has slowed as rising mortgage rates are pushing some buyers from the market. Housing inventories and market times are moving up to more normal levels. Changes in the economy are difficult to predict, and the discussion above may or may not be indicative of whether the Northern New England economy is improving or will continue to strengthen. See “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for further discussion regarding the impact of changes in the local economies on the Company’s business and financial performance.

COMPETITION

There is vigorous competition in the Company’s marketplace for all aspects of banking and related financial services activities. The Banks compete with other banks, credit unions, and finance companies for banking business in Northern New England. The asset management and trust business which provides financial and estate advice competes with brokerage firms, both traditional and online, insurance companies and investment managers. Money market deposit accounts, cash management accounts and short-term certificates of deposit offered by the Banks compete with investment account offerings of brokerage firms and with products offered by insurance companies. The expansion of financial institutions both within and outside our primary banking markets has increased the competition in our markets. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits, and range and quality of products and services provided, including new technology driven products and services.

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

Regulation of the Company

General. As a corporation incorporated under Vermont law, the Company is subject to regulation by the Vermont Secretary of State, and Vermont corporate law governs the rights of our stockholders. As a bank holding company, the Company is subject to inspection, examination, supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Under the BHC Act, bank holding companies generally may not acquire ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve Board. In addition, bank holding companies (such as the Company) that are not also financial holding companies are generally prohibited under the BHC Act from engaging in non-banking activities, subject to certain exceptions. As a bank holding company that has not elected to become a financial holding company, the Company’s activities are limited generally to the business of banking and activities determined by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto. The Federal Reserve Board has the authority to issue orders to bank holding companies to cease and desist from unsafe or unsound banking practices and violations of conditions imposed by, or violations of agreements with, or commitments to, the Federal Reserve Board. The Federal Reserve Board is also empowered to assess civil money penalties against companies or individuals who violate the BHC Act or orders or regulations there under, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies, and to order termination of ownership and control of a non-banking subsidiary by a bank holding company.

Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”). The Interstate Act permits adequately capitalized and adequately managed bank holding companies, as determined by the Federal Reserve Board, to acquire banks in any state subject to certain concentration limits and other conditions. The Interstate Act also generally authorizes the interstate merger of banks. In addition, among other things, the Interstate Act permits banks to establish new branches on an interstate basis provided that the law of the host state specifically authorizes such action. However, as a bank holding company, the Company is required to obtain prior Federal Reserve Board approval before acquiring more than 5% of a class of voting securities, or substantially all of the assets, of a bank holding company, bank or savings association.

Control Acquisitions. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company, such as the Company, unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting securities of a bank holding company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company. In addition, a company is required to obtain the approval of the Federal Reserve Board under the BHC Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of outstanding voting securities of a bank holding company, or otherwise obtaining control or a “controlling influence” over that bank holding company.

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

Regulation of The Banks

General. As FDIC-insured state-chartered banks, the Banks (with the exception of ONB) are subject to the supervision of and regulation by the Commissioner of Banking, Insurance, Securities and Health Care Administration of the State of Vermont, in the case of CTC (the “Commissioner”); the Maine Superintendent of

the Bureau of Banking in the case of MBT (the “Superintendent”); the Commissioner of Banks of the Commonwealth of Massachusetts in the case of BWM and FBT (together with the Commissioner and the Superintendent, the “Commissioners”). ONB is a nationally chartered bank principally regulated by the Office of Comptroller of the Currency (the “OCC”). This supervision and regulation is for the protection of depositors, the Bank Insurance Fund (“BIF”), and consumers, and is not for the protection of the Company’s stockholders. The prior approval of the FDIC or the OCC and the relevant Commissioner is required, among other things, for the Banks to establish or relocate an additional branch office, assume deposits, or engage in any merger, consolidation, purchase or sale of all or substantially all of the assets of any of the Banks.

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

Federal Reserve Board Policies and Reserve Requirements. The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future. Federal Reserve Board policies affect the levels of bank earnings on loans and investments and the levels of interest paid on bank deposits through the Federal Reserve System’s open-market operations in United States government securities, regulation of the discount rate on bank borrowings from Federal Reserve Banks and regulation of non-earning reserve requirements. Regulation D promulgated by the Federal Reserve Board requires all depository institutions, including the Banks, to maintain reserves against their transaction accounts (generally, demand deposits, NOW accounts and certain other types of accounts that permit payments or transfer to third parties) or non-personal time deposits (generally, money market deposit accounts or other savings deposits held by corporations or other depositors that are not natural persons, and certain other types of time deposits), subject to certain exemptions. Because required reserves must be maintained in the form of either vault cash, a non-interest bearing account at the Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the amount of the Banks’ interest-bearing assets. As of December 31, 2005 the Banks’ aggregate reserve requirement was approximately $29.5 million.

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

Failure of an institution to receive at least a “Satisfactory” rating could inhibit such institution or its holding company from undertaking certain activities, including engaging in activities newly permitted as a financial holding company under the GLBA and acquisitions of other financial institutions. The Federal Reserve Board must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low-and moderate-income neighborhoods. Current CRA regulations for large banks (CTC and

ONB) primarily rely on objective criteria of the performance of institutions under three key assessment tests: a lending test, a service test and an investment test. For smaller banks (BWM, FBT and MBT) current CRA regulations primarily evaluate the performance of institutions under two key assessment tests: a lending test and a community development test. The Banks are committed to meeting the existing or anticipated credit needs of their entire communities, including low and moderate-income neighborhoods, consistent with safe and sound banking operations.

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

On March 1, 2005, the Federal Reserve Board adopted a final rule that would retain trust preferred securities in Tier 1 capital of bank holding companies, but with stricter quantitative limits and clearer standards. The final rule provides a five-year transition period, ending March 31, 2009, at which point the aggregate amount of trust preferred securities would be limited to 25 percent of Tier 1 capital elements, net of goodwill. The Company has evaluated the potential impact of such a change on its Tier 1 capital ratio and has concluded that it would remain well capitalized under the new rules. The regulatory capital treatment of the trust preferred securities in the Company’s total capital ratio is expected to be unchanged.

In October 2005, the federal banking agencies issued an advance notice of proposed rulemaking (“ANPR”) concerning potential changes in the risk-based capital rules (“Basel IA) that are designed to apply to, and potentially reduce the risk-based capital requirements of bank holding companies, such as the Company, that are not among the 20 or so largest U.S. bank holding companies. It remains uncertain whether the Basel IA rules will be adopted and, even if adopted, how closely the final Basel IA rules will resemble the rules described in the ANPR and what the effective date of such rules will be. Accordingly, the Company is not yet in a position to determine the effect of such rules on its risk-based capital requirements.

On December 31, 2005, the Company’s consolidated Total and Tier 1 Risk-Based Capital Ratios were 12.23% and 11.05%, respectively, and its Leverage Capital Ratio was 9.09%. Based on the above figures and accompanying discussion, the Company exceeded all regulatory capital requirements and was considered well capitalized.

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

Assessment rates in 2005 ranged from 0% of domestic deposits for an institution in the lowest risk category (i.e., well capitalized and healthy from a supervisory standpoint) to 0.27% of domestic deposits for institutions in the highest risk category (i.e., undercapitalized and unhealthy from a supervisory standpoint). The Deposit Insurance Funds Act of 1996 eliminates the minimum assessment and authorizes the Financing Corporation (FICO) to levy assessments on BIF-assessable deposits. The actual assessment rates for FICO are adjusted on a quarterly basis to reflect changes in the assessment bases of the insurance funds. The Banks paid assessments totaling $748,287 or 0.0134 cents per $100 of deposits in 2005.

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

The GLBA includes a section of the FDI Act governing subsidiaries of state banks that engage in “activities as principal that would only be permissible” for a national bank to conduct in a financial subsidiary. This provision permits state banks, to the extent permitted under state law, to engage in certain new activities, which are permissible for subsidiaries of a financial holding company. See “Supervision and Regulation, Regulation of the Company.” Further, it expressly preserves the ability of a state bank to retain all existing subsidiaries. Because the applicable Vermont statute explicitly permits banks chartered by the state to engage in all activities permissible for national banks, CTC will be permitted to form subsidiaries to engage in the activities authorized by the GLBA. Massachusetts and Maine permit banks chartered by those states to engage in activities which are permissible for a national bank and that are approved by the Massachusetts Commissioner of Banks or the Maine Superintendent of Banking. Thus, MBT, BWM, and FBT would only be permitted to engage in the activities authorized by the GLBA that are also approved by the state’s banking regulatory agency or otherwise by state law. In order to form a financial subsidiary, a state bank must be well-capitalized, and the state bank would be subject to certain capital deduction, risk management and affiliate transaction rules, which are applicable to national banks.

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

Customer Information Security. The FDIC and other bank regulatory agencies have adopted final guidelines for establishing standards for safeguarding nonpublic personal information about customers that implement provisions of the Gramm-Leach-Bliley Act of 1999 or “GLBA,” which establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework. Specifically, the Information Security Guidelines established by the GLBA require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The federal banking regulators have issued guidance for banks on response programs for unauthorized access to customer information. This guidance, among other things, requires notice to be sent to customers whose “sensitive information” has been compromised if unauthorized use of this information is “reasonably possible.” Various states have enacted legislation concerning breaches of data security and various bills requiring consumer notice of data security breaches are being considered by Congress.

Privacy. The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the statute requires financial institutions to explain to consumers their policies and procedures regarding the disclosure of such nonpublic personal information, and, unless otherwise required or permitted by law, financial institutions are prohibited from disclosing such information except as provided in their policies and procedures.

FDIC Waiver of Certain Regulatory Requirements. The FDIC issued a rule, effective on September 22, 2003, that includes a waiver provision, which grants the FDIC Board of Directors extremely broad discretionary authority to waive FDIC regulatory provisions that are not specifically mandated by statute or by a separate regulation.

EMPLOYEES

At December 31, 2005, the Company employed 2,025 persons, with a full-time equivalency of 1,905 employees. The Company enjoys good relations with its employees. A variety of employee benefits, including health, group life and disability income replacement insurance, a funded non-contributory pension plan, and an incentive savings and profit sharing plan, are available to qualifying employees.

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

ITEM 1A RISK FACTORS

The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us and our business. If any of these risks were to occur, our business, financial condition or results of operations could be materially and adversely affected.

We face significant competition for banking services in New England, our primary market, and in the local markets in which we operate. Competition in the local banking industries may limit our ability to attract and retain customers. We may face competition now and in the future from the following: other banking institutions, including larger New England and other commercial banking organizations; savings banks; credit unions; other financial institutions; and non-bank financial services companies serving New England and adjoining areas.

In particular, our competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits, which enable them to serve the credit needs of larger customers. We also face competition from out-of-state financial intermediaries that have opened low-end production offices or that solicit deposits in their respective market areas. If we are unable to attract and retain banking customers we may be unable to continue our loan growth and level of deposits and our results of operations and financial condition may otherwise be negatively affected.

In the past, we have expanded our operations into non-banking activities such as asset management and wealth advisory services, insurance-related products, credit cards, payroll processing and brokerage services. We may have difficulty competing with more established providers of these products and services due to the intense competition in many of these industries, especially in the New England region. In addition, we may be unable to attract and retain non-banking customers due to a lack of market and product knowledge or other industry specific matters or an inability to attract and retain qualified, experienced employees. Our failure to attract and retain customers with respect to these non-banking activities could negatively impact our future earnings.

Our main source of income from operations is net interest income, which is equal to the difference between the interest income received on loans, investment securities and other interest-bearing assets and the interest expense incurred in connection with deposits, borrowings and other interest-bearing liabilities. As a result, our net interest income can be affected by changes in market interest rates. These rates are highly sensitive to many factors beyond our control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities. We have adopted asset and liability management policies to try to minimize the potential adverse effects of changes in interest rates on our net interest income, primarily by altering the mix and maturity of loans, investments and funding sources. However, even with these policies in place, we cannot provide assurance that changes in interest rates will not negatively impact our operating results.

An increase in interest rates also could have a negative impact on our business by reducing the ability of borrowers to repay their current loan obligations, which could not only result in increased loan defaults, foreclosures and write-offs, but also necessitate further increases to our allowance for loan losses. Increases in interest rates also may reduce the demand for loans and, as a result, the amount of loan and commitment fees. In addition, fluctuations in interest rates may result in disintermediation, which is the flow of funds away from depository institutions into direct investments that pay higher rates of return, and may affect the value of our investment securities and other interest-earning assets.

If our customers default on the repayment of their loans, our profitability could be adversely affected. A borrower’s default on its obligations under one or more of our loans may result in lost principal and interest income and increased operating expenses as a result of the allocation of management time and resources to the collection and work-out of the loans. If collection efforts are unsuccessful or acceptable workout arrangements cannot be reached, we may have to write-off the loans in whole or in part. Although we may acquire any real estate or other assets that secure the defaulted loans through foreclosure or other similar remedies, the amount owed under the defaulted loans may exceed the value of the assets acquired.

Our management periodically makes a determination of our allowance for loan losses based on available information, including the quality of our loan portfolio, economic conditions, the value of the underlying collateral and the level of our non-accruing loans. If our assumptions prove to be incorrect, our allowance may not be sufficient. Increases in this allowance will result in an expense for the period. If, as a result of general economic conditions or an increase in non-performing loans, management determines that an increase in our allowance for loan losses is necessary, we may incur additional expenses.

In addition, as an integral part of their examination process, bank regulatory agencies periodically review our allowance for loan losses and the value we attribute to real estate acquired through foreclosure or other similar remedies. These regulatory agencies may require us to adjust our determination of the value for these items. These adjustments could negatively impact our results of operations or financial condition.

Because we serve primarily individuals and smaller businesses located in New England and adjoining areas, the ability of our customers to repay their loans is impacted by the economic conditions in these areas. As of December 31, 2005, approximately 71% of our loan portfolio consisted of commercial loans, defined as commercial and industrial, municipal, multi-family, commercial real estate and construction loans. Thus, our results of operations, both in terms of the origination of new loans and the potential default of existing loans, is heavily dependent upon the strength of local businesses.

In addition, a substantial portion of our loans are secured by real estate located primarily in Vermont, Massachusetts, New Hampshire and Maine. Consequently, our ability to continue to originate real estate loans may be impaired by adverse changes in local and regional economic conditions in these real estate markets or by acts of nature. These events also could have an adverse effect on the value of our collateral and, due to the concentration of our collateral in real estate, on our financial condition.

We have traditionally obtained funds principally through deposits and borrowings. As a general matter, deposits are a cheaper source of funds than borrowings, because interest rates paid for deposits are typically less than interest rates charged for borrowings. If, as a result of competitive pressures, market interest rates, general economic conditions or other events, the balance of our deposits decrease relative to our overall banking operations, we may have to rely more heavily on borrowings as a source of funds in the future. Such an increased reliance on borrowings could have a negative impact on our results of operations or financial condition.

In the course of our business, we may acquire, through foreclosure, properties securing loans that are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, we might be required to remove these substances from the affected properties at our sole cost and expense. The cost of this removal could substantially exceed the value of the affected properties. We may not have adequate remedies against the prior owners or other responsible parties and could find it difficult or impossible to sell the affected properties. The occurrence of one or more of these events could adversely affect our financial condition or operating results.

Bank holding companies and state and federally chartered banks operate in a highly regulated environment and are subject to supervision and examination by federal and state regulatory agencies. We are subject to the Bank Holding Company Act of 1956, as amended, and to regulation and supervision by the Federal Reserve Board, or FRB. Our state chartered banks are subject to regulation and supervision by the Federal Deposit Insurance Corporation, or FDIC, and the applicable state banking authorities, including the Vermont Commissioner of Banking, Insurance, Securities and Health Care Administration, the Maine Superintendent of the Bureau of Banking and the Massachusetts Commissioner of Banks. Our national bank subsidiary is subject to regulation by the Office of the Comptroller of the Currency, or the OCC. The cost of compliance with regulatory requirements may adversely affect our results of operations or financial condition. Federal and state laws and regulations govern numerous matters including: changes in the ownership or control of banks and bank holding companies; maintenance of adequate capital and the financial condition of a financial institution; permissible types, amounts and terms of extensions of credit and investments; permissible non-banking activities; the level of reserves against deposits; and restrictions on dividend payments.

The FDIC, the OCC and state banking authorities possess cease and desist powers to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the FRB possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which we may conduct our business and obtain financing.

Furthermore, our banking business is affected not only by general economic conditions, but also by the monetary policies of the FRB. Changes in monetary or legislative policies may affect the interest rates we must offer to attract deposits and the interest rates we can charge on our loans, as well as the manner in which we offer deposits and make loans. These monetary policies have had, and are expected to continue to have, significant effects on the operating results of depository institutions, including our banks.

We will continue to consider the acquisition of other businesses. However, we may not have the opportunity to make suitable acquisitions on favorable terms in the future, which could negatively impact the growth of our business. We expect that other banking and financial companies will compete with us to acquire compatible businesses. This competition could increase prices for acquisitions that we would likely pursue, and our competitors may have greater resources than us. Also, acquisitions of regulated businesses such as banks are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we will not be able to complete an acquisition that we believe is in our best interests.

We have in the past acquired, and will in the future consider the acquisition of, other banking and related businesses. If we acquire other companies in the future, our business may be negatively impacted by risks related to those acquisitions. These risks include the following: the risk that the acquired business will not perform in accordance with management’s expectations; the risk that difficulties will arise in connection with the integration of the operations of the acquired business with our operations; the risk that management will divert its attention from other aspects of our business; the risk that we may lose key employees of the acquired business; the risks associated with entering into geographic and product markets in which we have limited or no direct prior experience; and the risks of the acquired company that we may assume in connection with an acquisition.

As a result of these risks, any given acquisition, if and when consummated, may adversely affect our results of operations or financial condition. In addition, because the consideration for an acquisition may involve cash, debt or the issuance of shares of our common stock and may involve the payment of a premium over book and market values, existing holders of our common stock could experience dilution in connection with the acquisition.

We rely heavily on communications and information systems to conduct our business. Any failure or interruptions or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposits, servicing or loan origination systems. The occurrence of any failures or interruptions could result in a loss of customer business and have a material adverse effect on our results of operations and financial condition.

Under regulatory capital adequacy guidelines and other regulatory requirements, we and our Banks must meet guidelines that include quantitative measures of assets, liabilities, and certain off-balance sheet items, subject to qualitative judgments by regulators about components, risk weightings and other factors. If we fail to meet these minimum capital guidelines and other regulatory requirements, our financial condition would be materially and adversely affected. Our failure to maintain the status of “well capitalized” under our regulatory framework could affect the confidence of our customers in us, thus compromising our competitive position. In addition, failure to maintain the status of “well capitalized” under our regulatory framework or “well managed” under regulatory examination procedures could compromise our status as a bank holding company and related eligibility for a streamlined review process for acquisition proposals.

ITEM 1B UNRESOLVED STAFF COMMENTS

None

ITEM 2 PROPERTIES

The offices of the Company are located in a facility owned by CTC at Two Burlington Square in Burlington, Vermont. CTC’s principal offices are also located in Burlington, Vermont and it has fifty additional locations in Vermont and one commercial finance lending office in Montreal, Quebec. BWM’s principal offices are located in Springfield, Massachusetts and it has eleven additional locations in the western Massachusetts area. FBT’s principal offices are located in Worcester, Massachusetts and it has seven additional locations in the greater Worcester, Massachusetts area. MBT’s principal offices are located in Portland, Maine and it has eleven additional locations in southern Maine. ONB’s principal offices are located in Portsmouth, New Hampshire and it has thirty-seven additional locations in southern Maine and New Hampshire. The offices of all subsidiaries are in good physical condition with modern equipment and facilities considered by management to be adequate to meet the banking needs of customers in the communities served.

ITEM 3 LEGAL PROCEEDINGS

A number of legal claims against the Company arising in the normal course of business were outstanding at December 31, 2005. Management, after reviewing these claims with legal counsel, is of the opinion that these matters, when resolved, will not have a material effect on the Company’s consolidated financial statements.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(A) The $1 par value common stock of Chittenden Corporation has been publicly traded since November 14, 1974. As of January 31, 2006, there were 4,659 holders of record of the Company’s common stock.

The Company’s stock trades on the NYSE under the symbol “CHZ”. The following table sets forth the range of the high and low sales prices for the Company’s common stock, and the dividends declared, for each quarterly period within the past two years.

Quarter ended	High	Low	Dividends Paid
2004
March 31	$27.41	$25.14	$0.16
June 30	28.12	22.64	0.18
September 30	30.36	26.59	0.18
December 31	30.28	26.26	0.18

2005
March 31	29.03	25.54	$0.18
June 30	27.70	23.85	0.18
September 30	29.55	25.77	0.18
December 31	30.30	24.47	0.18

For a discussion of dividend restrictions on the Company’s common stock, see “Dividends” under the caption “Business—Supervision and Regulation” in this report.

(C) Share Repurchases. The following table sets forth information with respect to any purchase made by or on behalf of Chittenden or any “affiliated purchaser,” as defined in §240.10b-18(a)(3) under the Exchange Act, of shares of Chittenden common stock during the indicated periods.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (1)
October 20-31, 2005	—	—	—	1,000,000
November 1-30, 2005	—	—	—	1,000,000
December 1-31, 2005	—	—	—	1,000,000

Total	—	—	—	1,000,000

(1)	On October 20, 2005, the Company announced that the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock in negotiated transactions or open market purchases. Chittenden, depending on market conditions, may repurchase its common stock without further Board authorization over the next two years.

ITEM 6 SELECTED FINANCIAL DATA

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except share and per share amounts)
Statements of income:
Interest income	$320,242	$269,767	$271,442	$259,019	$266,497
Interest expense	75,929	44,269	53,379	66,404	96,192

Net interest income	244,313	225,498	218,063	192,615	170,305
Provision for credit losses	5,154	4,377	7,175	8,331	8,041
Noninterest income	69,964	73,405	97,031	65,060	63,733
Noninterest expense	178,708	176,372	191,371	151,544	135,760

Income before income taxes	130,415	118,154	116,548	97,800	90,237
Income tax expense	47,024	43,027	41,749	34,155	31,736

Net income	$83,391	$75,127	$74,799	$63,645	$58,501

Total assets at year-end	$6,464,670	$6,070,210	$5,900,644	$4,920,544	$4,153,714
Common shares outstanding at year-end	46,829,048	46,341,819	45,795,688	39,924,338	40,088,058
Balance sheets—average daily balances:
Total assets	$6,216,492	$5,895,720	$5,777,538	$4,551,879	$3,871,017
Net loans	4,240,206	3,842,719	3,568,323	2,969,430	2,871,899
Investment securities	1,394,556	1,478,989	1,696,982	1,264,156	729,027
Deposits	5,204,051	4,956,450	4,758,388	3,896,968	3,407,439
Borrowings	317,777	293,583	413,339	194,118	52,752
Stockholders’ equity	636,254	591,693	538,217	394,740	353,529
Per common share:
Basic earnings	$1.79	$1.63	$1.67	$1.58	$1.46
Diluted earnings	1.77	1.61	1.66	1.57	1.44
Cash dividends declared	0.72	0.70	0.64	0.63	0.61
Book value	14.15	13.38	12.66	10.49	9.25
Tangible book value (1)	9.16	8.28	7.44	8.87	8.42
Weighted average common shares outstanding	46,502,983	46,106,057	44,719,710	40,132,330	40,204,668
Weighted average common and common equivalent shares outstanding	47,051,394	46,731,304	45,150,135	40,619,253	40,683,786
Selected financial ratios:
Return on average stockholders’ equity	13.11%	12.70%	13.90%	16.12%	16.55%
Return on average tangible stockholders’ equity (2)	20.99	21.43	22.92	19.27	18.54
Return on average total assets	1.34	1.27	1.29	1.40	1.51
Return on average tangible total assets (2)	1.42	1.36	1.37	1.44	1.57
Common stock dividend payout ratio (3)	40.12	42.45	37.84	39.88	42.15
Net yield on earning assets	4.31	4.21	4.12	4.53	4.74
Interest rate spread	3.99	4.02	3.90	4.16	4.08
Efficiency Ratio (4)	56.00	57.38	60.48	58.56	56.13
Net charge-offs as a percent of average loans	0.05	0.07	0.16	0.28	0.24
Nonperforming assets ratio (5)	0.36	0.49	0.39	0.49	0.46
Allowance for credit losses as a percent of year-end loans	1.38	1.45	1.54	1.62	1.59
Leverage capital ratio	9.09	8.42	7.79	9.28	7.99
Risk-based capital ratios:
Tier 1	11.05	10.44	10.07	12.25	10.32
Total	12.23	11.64	11.32	13.50	11.57
Average equity / Average assets	10.23	10.04	9.32	8.67	9.13
Tangible capital ratio (1)	6.88	6.58	6.02	7.29	8.19

(1)	Tangible Capital/Book Value Reconciliation

Total Equity	$662,524	$620,257	$579,951	$418,792	$370,654
Goodwill	216,038	216,136	216,431	55,257	29,341
Identified Intangible	17,655	20,422	22,733	9,480	4,007

Tangible Equity (A)	$428,831	$383,699	$340,787	$354,055	$337,306

Total Assets	$6,464,970	$6,070,210	$5,900,644	$4,920,544	$4,153,714
Goodwill	216,038	216,136	216,431	55,257	29,341
Identified Intangible	17,655	20,422	22,733	9,480	4,007

Tangible Assets (B)	$6,230,977	$5,833,652	$5,661,480	$4,855,807	$4,120,366
Tangible Capital (A) /(B)	6.88%	6.58%	6.02%	7.29%	8.19%
Common Shares Outstanding at Year End (C)	46,829,048	46,341,819	45,795,688	39,924,338	40,088,058
Tangible Book Value (A)/(C)	$9.16	$8.28	$7.44	$8.87	$8.42

(2)	Reconciliation of non-GAAP measurements to GAAP

Net Income (GAAP)	$83,391	$75,127	$74,799	$63,645	$58,501
Amortization of Identified Intangibles, net of tax	1,799	2,000	1,786	831	1,925

Tangible Net Income (A)	$85,190	$77,127	$76,585	$64,476	$60,426

Average Equity (GAAP)	$636,254	$591,693	$538,217	$394,740	$353,529
Average Identified Intangibles	19,056	21,741	22,493	9,108	—
Average Deferred Tax on Identified Intangibles	(4,785)	(6,392)	(5,763)	(2,280)	(594)
Average Goodwill	216,127	216,519	187,369	53,293	28,147

Average Tangible Equity (B)	$405,856	$359,825	$334,118	$334,619	$325,976
Return on Average Tangible Equity (A) / (B)	20.99%	21.43%	22.92%	19.27%	18.54%

Average Assets (GAAP)	$6,216,492	$5,895,720	$5,777,538	$4,551,879	$3,871,017
Average Identified Intangibles	19,056	21,741	22,493	9,108	—
Average Deferred Tax on Identified Intangibles	(4,785)	(6,392)	(5,763)	(2,280)	(594)
Average Goodwill	216,127	216,519	187,369	53,293	28,147

Average Tangible Assets (C)	$5,986,094	$5,663,852	$5,573,439	$4,491,759	$3,843,464
Return on Average Tangible Assets (A) / (C)	1.42%	1.36%	1.37%	1.44%	1.57%

(3)	Common stock cash dividends declared divided by net income.
(4)	Efficiency Ratio is computed by dividing total noninterest expense (less oreo expense, amortization expense and any nonrecurring items) by the sum of net interest income on a tax equivalent basis and total noninterest income (exclusive of gains and losses from bank investment securities, and nonrecurring items). The Company uses this non-GAAP measure, which is used widely in the banking industry, to provide important information regarding its operational efficiency.
(5)	The sum of nonperforming assets (nonaccrual loans, restructured loans, and other real estate owned) divided by the sum of total loans and other real estate owned.

While the Company’s management uses non-GAAP measures for operational and investment decisions and believes that these measures are among several useful measures for understanding its operating results and financial condition, these measures should not be construed as a substitute for GAAP measures. Non-GAAP measures should be read and used in conjunction with the Company’s reported GAAP operating results and financial information.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Years Ended December 31, 2005, 2004, and 2003

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

Allowance for Credit Losses. The allowance for credit losses consists of two components: (1) the allowance for loan losses and (2) the reserve for unfunded commitments. The allowance for loan losses is established through a charge against current earnings to the provision for credit losses. The allowance for loan losses is based on management’s estimate of the amount required to reflect the probable inherent losses in the loan portfolio, based on circumstances and conditions known at each reporting date in accordance with Generally Accepted Accounting Principles (“GAAP”). There are three components of the allowance for loan losses: 1) specific reserves for loans considered to be impaired or for other loans for which management considers a specific reserve to be necessary; 2) allocated reserves based upon management’s formula-based process for assessing the adequacy of the allowance for loan losses; and 3) a non-specific environmentally-driven allowance considered necessary by management based on its assessment of other qualitative factors. The allowance for loan losses is a significant estimate and is regularly reviewed by the Company for adequacy using a consistent, systematic methodology which assesses such factors as changes in the mix and volume of the loan portfolio; trends in portfolio credit quality, including delinquency and charge-off rates; and current economic conditions that may affect a borrower’s ability to repay. Adverse changes in management’s assessment of these factors could lead to additional provisions for credit losses. The Company’s methodology with respect to the assessment of the adequacy of the allowance for loan losses is more fully discussed in later sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

The reserve for unfunded commitments is based on management’s estimate of the amount required to reflect the probable inherent losses on outstanding letters of credit, merchant processing activity and unused loan credit lines. Adequacy of the reserve is determined using a consistent, systematic methodology, similar to the one which analyzes the allowance for loan losses. Management must also estimate the likelihood that these commitments would be funded and become loans. This is done by evaluating the historical utilization of each type of unfunded commitment and estimating the likelihood that the current utilization rates on lines available at the balance sheet date could increase in the future.

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

Income Taxes. The Company estimates its income taxes for each of the jurisdictions in which it operates to determine an appropriate expense against current pre-tax earnings. This involves estimating the Company’s actual current tax expense as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of December 31, 2005, there were no valuation allowances set aside against any deferred tax assets.

Interest Income Recognition. Interest on loans is included in income as earned based upon interest rates applied to unpaid principal. Interest is not accrued on loans 90 days or more past due unless they are adequately secured and in the process of collection or on other loans when management believes collection is doubtful. All loans considered impaired are nonaccruing. Interest on nonaccruing loans is recognized as payments are received when the ultimate collectibility of interest is no longer considered doubtful. When a loan is placed on nonaccrual status, all unpaid interest previously accrued is reversed against current-period interest income; therefore, an increase in loans on nonaccural status could have an adverse impact on interest income recognized in future periods.

Restructuring Charges. The Company recognizes restructuring charges in accordance with Statement of Financial Accounting Standard No. 146 Accounting for Costs Associated with Exit or Disposal Activities and SEC Staff Accounting Bulletin No. 10 Restructuring and Impairment Charges, which contain specific guidance regarding the types of, and circumstances under which, certain expenses can be accrued. In general, the Statements require that the Company have a detailed plan in place, which has been communicated to substantially all the employees affected. Significant management judgment is required in estimating the amount of expense that is appropriate to recognize in relation to these plans.

Executive Overview

Chittenden posted 2005 net income of $83.4 million, compared with $75.1 million in 2004. Diluted earnings per share were $1.77, an increase of 9% from 2004. Specific highlights included:

•	Net interest income increased $18.8 million or 8.3% from 2004. This increase was driven by higher levels of interest earnings assets, which increased 6% to $5.7 million in 2005, as well as to an increase of 10 basis points in the net yield on earning assets to 4.31% in 2005.

•	The provision for credit losses of $5.2 million was $777,000 higher than in 2004 due to continued strong loan growth. However, both 2004 and 2005 were considered low in comparison to the recent past. The provision for credit losses ranged from $7.2 million to $8.3 million in 2001-2003. The lower levels of provision for credit losses in the last two years have been due to significantly lower net charge-offs.

•	Credit quality continued to be strong in 2005. Net charge-offs were very low at $2.2 million in 2005 compared with $2.8 million in 2004. During 2001-2003, net charge-offs ranged from $5.8 million to $8.4 million. Non performing assets as a percentage of total loans and other real estate owned declined to 36 basis points, the lowest level during the last five years.

•	Total loan footings increased $410 million, or 10%, during 2005. The increase was attributable to continued growth across all loan categories, particularly in the commercial & industrial and commercial real estate portfolios, residential real estate loans, and municipal loans. This loan growth was more than funded by higher levels of deposits, which were up $476 million, or 9.4%, year over year.

•	Noninterest income declined $3.4 million from 2004. Several categories saw declines including investment management and trust ($1.6 million), service charges on deposits ($1.8 million), gains on sales of loans ($640,000), and insurance commissions ($601,000). These declines were partially offset by improved mortgage servicing ($1.7 million) and credit card income ($386,000). These fluctuations are more fully explained on page 39.

•	Noninterest expenses increased $2.3 million or just 1.3% from 2004. Salaries and employee benefits increased $3.0 million or 2.8%. It is important to note that in the second quarter of 2005, the Company decided to change the delivery mechanism, effective January 1, 2006, for its employees’ pension benefit by redirecting it through the Company’s 401(k) plan. This decision resulted in the immediate recognition of $1.5 million in deferred credits relating to previous pension plan changes made in the mid-1990s. Occupany costs increased $1.4 million due to the opening of two new branches during the year. Data processing expenses declined $2.7 million due to the mid-2004 change in the Company’s core data processing platform.

•	Return on average equity (ROE) was 13.11% for the year-ended December 31, 2005 compared with 12.70% and 13.90% in 2004 and 2003. Return on average assets (ROA) was 1.34% for 2005 an increase from 1.27% in 2004 and 1.29% in 2003. These increases were due to higher levels of net income.

Lending Activity

Loan Portfolio

The Company offers a range of banking services, including residential real estate, consumer and commercial loans. The following table shows the composition of the loan portfolio (based on underlying collateral utilizing bank regulatory definitions) for the five years ended:

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Commercial & industrial	$848,420	$801,369	$658,615	$568,224	$559,752
Municipal	160,357	106,120	87,080	77,820	85,479
Multi-family	196,590	182,541	176,478	96,494	54,623
Commercial real estate	1,778,202	1,590,457	1,430,945	1,103,897	903,819
Construction	192,165	174,283	140,801	85,512	79,801
Residential real estate	737,462	688,017	700,671	561,330	618,033
Home equity credit lines	316,465	294,656	270,959	203,882	182,905
Consumer	257,829	239,750	259,135	276,704	353,765

Total gross loans	4,487,490	4,077,193	3,724,684	2,973,863	2,838,177
Allowance for loan losses	(60,822)	(59,031)	(57,464)	(48,197)	(45,268)

Net loans	$4,426,668	$4,018,162	$3,667,220	$2,925,666	$2,792,909

Commercial Loans. The Company offers a wide range of banking services to businesses with revenues up to approximately $100 million. The Company’s lending activities are conducted primarily in Vermont, New Hampshire, Massachusetts and Maine, with additional activity relating to nearby trading areas in New York, Connecticut, and Quebec. The total commercial loan portfolio, defined as commercial & industrial, municipal, multi-family, commercial real estate and construction loans, constituted $3.176 billion, or 71% of Chittenden’s loan portfolio at December 31, 2005.

The Company’s commercial loans grew 11% from 2004 with growth coming from the commercial & industrial (“C&I”) portfolio (up 6%) and the commercial real estate (“CRE”) portfolio (up 12%). In addition, the Company experienced growth of 51% in its municipal portfolio and 10% in the construction portfolio. The primary emphasis in the construction portfolio is the financing of projects for the Company’s commercial customers, as well as individual consumer loans. At December 31, 2005, the construction portfolio was comprised of approximately 30% in individual consumer construction loans, 28% in loans to commercial customers for owner-occupied properties, 21% for commercial customers for investor properties, and 21% to residential developers. The continued growth came primarily from the Company’s Vermont, Massachusetts and New Hampshire markets and was not specifically concentrated in any one industry.

The following graph shows the industry diversification, which are based on NAICS sector codes, of the commercial loan portfolios at December 31, 2005:

Residential Real Estate Loans. Residential real estate loans, comprised of 1-4 family and home equity lines of credit, totaled $1.054 billion at December 31, 2005, an increase of $71 million from 2004. The increase is primarily attributable to the home equity lines of credit, which totaled $316.5 million at December 31, 2005 compared with $294.6 million at the end of 2004 and growth of $49 million from the prior year-end in 1-4 family loans which was primarily due to the increased production of private banking loans in our Vermont, Massachusetts and Maine markets. Approximately 3% or $21 million of the residential real estate loans are private banking loans, which are nontraditional interest only loans.

Consumer Loans. Consumer loans were $257.8 million, at December 31, 2005, an increase of $18.1 million from 2004. Approximately 82% of these loans were indirect installment loans while the remaining loans consisted of direct installment and revolving credit. All of the Company’s indirect installment loans were originated from dealers within the Banks’ operating areas.

Mortgage Banking Operations

Residential mortgage sales during 2005 totaled $427 million, compared to $491 million during 2004. This decline was primarily due to the origination of lower volumes of fixed rate residential loans caused by gradually increasing market rates during 2005 and lower volumes of refinancing activity. The Company underwrites its residential mortgages to secondary market standards and sells substantially all of its fixed-rate residential mortgage production on a servicing-retained non-recourse basis.

The portfolio of residential mortgages serviced for investors totaled $2.098 billion at December 31, 2005 compared to $2.142 billion at year-end 2004. These assets are owned by investors other than Chittenden and therefore are not included in the Company’s consolidated balance sheets. The net assets relating to this servicing portfolio recorded on the Company’s books at December 31, 2005 and 2004 were $13.7 million and $11.8 million, respectively. As noted under the Application of Critical Accounting Policies, the Company evaluates the MSR asset for impairment on a regular basis. At December 31, 2005, the MSR’s amortized cost of $14.4 million was reduced by an impairment reserve of $639,000, as compared to an impairment reserve of $1.0 million at the end of 2004.

Nonperforming Assets

Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Management classifies loans as nonaccrual when they become 90 days past due as to principal or interest, unless they are adequately secured and in the process of collection. In addition, loans that have not met this delinquency test may be placed on nonaccrual at management’s discretion. To the extent that certain loans classified as nonaccrual have an associated governmental agency guarantee, a separate assessment of the classification of the guaranteed portion is made. Generally, as long as interest and principal are less than 90 days past due, the guaranteed amounts are collectible from the guarantor and therefore are not classified as nonaccrual. In these situations, only the non-guaranteed portion of the loan would be classified as nonaccrual. (In the event that a guaranteed loan were to exceed 90 days past due, no further interest would be accrued on the guaranteed portion, as it generally would not be reimbursed by the guarantor.) Consumer and residential loans are included when management considers it to be appropriate, based upon evidence of collectibility, the value of any underlying collateral and other general criteria. Generally, a loan remains on nonaccrual status until the factors which indicated doubtful collectibility no longer exist or the loan is determined to be uncollectible and is charged off against the allowance for loan losses.

A loan is classified as a restructured loan when its interest rate is reduced and/or other terms are modified because of the inability of the borrower to service debt at current market rates and terms. Other real estate owned (“OREO”) is real estate that has been acquired through foreclosure and is recorded at the lower of the carrying amount of the loan or the fair value of the property, less estimated costs to sell, at the time of acquisition.

The following table shows the composition of nonperforming assets and loans past due 90 days or more and still accruing interest as of the end of each of the five years ended:

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Loans on nonaccrual	$15,819	$19,915	$14,331	$14,576	$12,374
Troubled debt restructurings	—	—	—	225	—
Other real estate owned	375	109	100	158	703

Total nonperforming assets	$16,194	$20,024	$14,431	$14,959	$13,077

Loans past due 90 days or more and still accruing	$3,038	$2,604	$4,029	$2,953	$4,583
Percentage of nonperforming assets to total loans and other real estate owned	0.36%	0.49%	0.39%	0.49%	0.46%
Nonperforming assets to total assets	0.25	0.33	0.24	0.30	0.31
Allowance for credit losses to nonperforming loans, excluding OREO	392.06	296.41	400.99	325.64	365.83

The following graph compares the Company’s percentage of nonperforming assets to total loans and other real estate owned with the composite of banks included in SNL Securities $5-$10 billion bank index.

The percentage of nonperforming assets to total loans and OREO was unusually low at the end of 2003 and 2005 as compared with the Company’s historical experience which has averaged approximately 50 basis points. Nonaccrual loans at December 31, 2005 consisted of approximately 199 loans, which were diversified across a range of industries, sectors and geography. Approximately 36% of the total nonaccrual loans, or $5.7 million, represent relationships of $1.0 million or greater, 10% or $1.6 million represent relationships between $500,000 to $1.0 million, and 54% of the nonaccrual loan relationships are under $100,000. Nonaccrual loans with payments less than 30 days past due represent 62% of total loans on nonaccrual at December 31, 2005.

Allowance for credit losses

The allowance for credit losses consists of two components: 1) the allowance for loan losses which is presented as a contra to total gross loans in the assets section of the balance sheet, and 2) the reserve for unfunded commitments included in other liabilities on the balance sheet.

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

The allowance for loan losses is increased by provisions charged against current earnings. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance. While management uses available information to assess possible losses on loans, future additions to the allowance may be necessary based on increases in non-accrual loans, changes in economic conditions, growth in loan portfolios, or for other reasons. Any future additions to the allowance would be recognized in the period in which they were determined to be necessary. In addition, various regulatory agencies periodically review the Company’s allowance for loan losses as an integral part of their examinations. Such agencies may require the Company to record additions to the allowance based on judgments different from those of management.

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

The other method used to allocate the allowance for loan losses entails the assignment of reserve amounts to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve amount is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At December 31, 2005, impaired loans with specific reserves totaled $3,495,388 (all of these loans were on nonaccrual status) and the amount of such reserves was $1,061,441.

The adequacy of the reserve for unfunded commitments is determined similarly to the allowance for loan losses, with the exception that management must also estimate the likelihood of these commitments being funded and becoming loans. This is done by evaluating the historical utilization of each type of unfunded commitment and estimating the likelihood that the current utilization rates could increase in the future.

Results and recommendations from these processes provide senior management and the Board of Directors with independent information on the loan portfolio and unfunded commitments credit risk. The following table summarizes the activity in the Company’s allowance for credit losses for the five years ended:

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Allowance for loan losses, at beginning of year	$59,031	$57,464	$48,197	$45,268	$40,255
Allowance acquired through acquisitions	—	—	7,936	2,972	4,083
Loans charged off:
Commercial & industrial	1,354	2,755	3,653	4,340	2,881
Commercial real estate	577	248	1,794	554	1,073
Construction	266	4	—	—	60
Residential real estate	350	143	187	487	402
Home equity credit lines	35	11	21	138	263
Consumer	3,393	3,989	4,383	6,048	5,780

Total loans charged off	5,975	7,150	10,038	11,567	10,459

Recoveries of loans previously charged off:
Commercial & industrial	1,198	1,986	1,287	1,048	806
Commercial real estate	109	246	189	232	349
Construction	—	5	64	19	66
Residential real estate	184	158	333	71	130
Home equity credit lines	104	18	90	36	15
Consumer	2,217	1,927	2,231	1,787	1,982

Total recoveries	3,812	4,340	4,194	3,193	3,348

Net loans charged off	2,163	2,810	5,844	8,374	7,111
Transfer for liability for unfunded commitments	1,200	—	—	—	—
Provision for credit losses charged to expense	5,154	4,377	7,175	8,331	8,041

Allowance for loan losses, at year-end	$60,822	$59,031	$57,464	$48,197	$45,268

Components of allowance for credit losses:
Allowance for loan losses	$60,822	$59,031	$57,464	$48,197	$45,268
Liability for unfunded credit commitments	1,200	—	—	—	—

Balance of allowance for credit losses at year-end	$62,022	$59,031	$57,464	$48,197	$45,268

Loans outstanding at end of year	$4,487,490	$4,077,193	$3,724,865	$2,973,863	$2,838,177
Average loans outstanding during the year	4,275,625	3,874,107	3,550,648	2,974,370	2,885,228
Ratio of net charge-offs during year to average loans outstanding	0.05%	0.07%	0.16%	0.28%	0.24%
Allowance for credit losses as a percent of loans	1.38%	1.45	1.54	1.62	1.59
Allowance for credit losses as a percent of loans excluding municipal loans	1.43	1.49	1.58	1.66	1.64

Management strives for directional consistency between its provision for loans losses and the quantitative and qualitative indicators of its asset quality. In 2002, the provision was increased approximately $300,000, primarily due to higher levels of commercial charge-offs and the ONB acquisition. In 2003, the provision was reduced by $1.156 million, primarily due to improved credit quality evidenced by much lower net charge-offs, which declined $2.5 million. This trend continued in 2004 when the provision declined $2.8 million to $4.4 million, primarily due to significantly lower net charge-offs, which declined $3.0 million from 2003. In 2005, the provision increased $777,000 primarily due to continued strong commercial loan growth. The allowance for credit losses as a percentage of loans has declined from 1.62% at year-end 2002 to 1.38% at December 31, 2005 as a result of the sustained period of lower net charge-offs and due to continued improvements in the ratios of nonperforming assets to loans plus OREO.

The allowance for loan losses is allocated to various loan categories for analytical purposes as part of the Company’s process of evaluating the adequacy of the allowance for loan losses.

The following table summarizes the allocation of the allowance for loan losses at:

	December 31,
	2005		2004		2003		2002		2001
	Amount Allocated	Loan Distribution	Amount Allocated	Loan Distribution	Amount Allocated	Loan Distribution	Amount Allocated	Loan Distribution	Amount Allocated	Loan Distribution
	(in thousands)
Commercial & industrial	$14,057	22%	$13,028	22%	$13,302	20%	$11,252	22%	$9,381	23%
Commercial real estate	32,475	40	28,479	40	25,832	38	19,429	37	15,637	32
Construction	2,949	4	2,742	4	2,240	4	1,257	3	1,250	3
Residential real estate	1,951	21	1,756	21	1,763	24	1,733	22	1,950	24
Home equity credit lines	1,194	7	1,064	7	966	7	748	7	671	6
Consumer	3,813	6	3,905	6	4,454	7	4,821	9	5,139	12
Other	4,383	—	8,057	—	8,907	—	8,957	—	11,240	—

	$60,822	100%	$59,031	100%	$57,464	100%	$48,197	100%	$45,268	100%

During 2005, the allowance for loan losses allocated to commercial & industrial loans increased by $1.0 million and the allocation to commercial real estate loans increased by $4.0 million. The increased allocations to these categories reflected growth in the portfolios.

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

Prior to the Company’s recognition in 2005 of a separate reserve for unfunded commitments, a portion of the other category was reserved for inherent losses in the off-balance sheet exposures, which are now recognized in the separate liability. The amount of the Other allocation at December 31, 2004 reserved for this purpose was approximately $3.5 million.

Investment Securities

The investment portfolio is used to meet liquidity demands, invest excess liquidity, generate interest income and mitigate interest rate sensitivity. At December 31, 2005, the Company held investments available for sale totaling $1.4 billion, essentially unchanged from the prior year-end. At December 31, 2005, net unrealized losses were $29.3 million compared with net unrealized gains of $1.1 million at December 31, 2004. The decline in unrealized loss at December 31, 2005, is primarily due to higher market interest rates at year-end and explains virtually the entire variance from the balance a year ago. There was no other than temporary impairment in the available for sale portfolio at December 31, 2005 (see note 4 to the Company’s consolidated financial statements in Item 8 of this Form 10-K for further discussion).

The following table shows the composition of the Company’s investment portfolio, at:

	December 31,
	2005	2004	2003	2002	2001
Securities available for sale (at amortized cost)
U.S. Treasury securities	$5,342	$6,612	$7,797	$51,989	$3,296
U.S. government agency obligations	548,734	452,150	497,573	475,268	228,189
Obligations of states and political subdivisions	500	1,294	1,297	1,571	4,663
Mortgage-backed securities	406,353	499,891	537,033	453,855	371,631
Corporate bonds and notes	451,483	484,309	519,890	469,301	172,636
Other debt securities	842	834	843	874	32,623

Total securities available for sale	$1,413,254	$1,445,090	$1,564,433	$1,452,858	$813,038

The following table shows the maturity distribution of the amortized cost of the Company’s investment securities and weighted average yields of such securities on a fully taxable equivalent basis at December 31, 2005, with comparative totals for 2004. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain investments:

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield(2)	Amount	Yield(2)	Amount	Yield(2)	Amount	Yield(2)	Amount	Yield(2)
	(in thousands)
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities	$1,999	3.44%	$3,343	3.09%	$—	—%	$—	—%	$5,342	3.22%
U.S. government agency obligations	48,604	3.55	500,113	3.66	17	7.61	—	—	$548,734	3.65%
Obligations of states and political subdivisions	3	8.79	385	6.31	60	8.79	52	8.79	500	6.88%
Mortgage-backed securities(1)	102,235	4.37	217,161	4.50	85,146	4.57	1,811	6.98	406,353	4.49%
Corporate bonds and notes	111,789	4.61	339,694	4.39	—	—	—	0.00	451,483	4.45%
Other debt securities	111	7.24	720	4.51	—	—	11	0.00	842	4.88%

Total available for sale	$264,741	4.31%	$1,061,416	4.07%	$85,223	4.57%	$1,874	7.03%	$1,413,254	4.15%

Comparative totals for 2004	$254,639	4.59%	$1,059,755	4.01%	$127,007	4.40%	$3,689	4.82%	$1,445,090	4.15%

(1)	Maturities of mortgage-backed securities are based on contractual payments and estimated mortgage loan prepayments.
(2)	Tax-equivalent yield computed using a 35% effective tax rate and historical cost balances and does not give effect to changes in fair value.

The Company evaluates and monitors the credit risk of its investments utilizing a variety of resources including external credit rating agencies (predominantly Moody’s and S&P). The following table shows the rating distribution of the investment portfolio on December 31, 2005 with comparative totals for 2004 (in thousands):

	AAA/ AAA	AA/AA	AA/A	A/A	A/BBB	BAA/ BB	Not rated	TOTAL
Securities available for sale (at amortized cost)
U.S. Treasury securities	$5,342	$—	$—	$—	$—	$—	$—	$5,342
U.S. government agency obligations	548,734	—	—	—	—	—	—	548,734
Corporate bonds notes	19,252	39,146	127,212	255,574	8,299	2,000	—	451,483
Mortgage-backed securities	406,353	—	—	—	—	—	—	406,353
Other debt securities	—	1,211	—	—	—	—	131	1,342

Total	$979,681	$40,357	$127,212	$255,574	$8,299	$2,000	$131	$1,413,254

Comparative totals for 2004	$982,626	$34,296	$103,301	$241,944	$34,499	$48,298	$126	$1,445,090

Deposits

During 2005, total deposits averaged $5.2 billion, up from $5 billion in 2004. The increase from the prior year-end was primarily attributable to higher levels of demand deposits, and jumbo CDs. The growth in CDs $100,000 and greater is generated by our customers’ desire for higher interest rates as well as their willingness to invest money for longer time periods. Approximately 42% of the Company’s deposit base is comprised of demand deposits, savings and NOW accounts, which had an overall weighted average cost of 27 basis points in 2005. In addition, approximately 32% of the Company’s total deposits are held in CMA/money market accounts that are primarily from its commercial customers with a weighted average cost of 1.46%. The remaining deposits consist of CDs of less than $100,000 and CDs of $100,000 and greater with a weighted average cost of 2.36% and 2.94% respectively, for 2005. The average term at year-end 2005 of the Company’s CDs of less than $100,000 is 11 months and greater than $100,000 is 8 months. The overall cost of deposits, including demand deposits at 0%, in 2005 was 1.23% and the all in cost of funds, was 1.38% compared to 0.74% and 0.84%, respectively, in 2004.

The following table shows average balances of the Company’s deposits for the periods indicated:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Demands	$921,934	$882,408	$793,877
Savings	505,177	528,480	517,003
NOWs	870,896	887,801	825,947
CMA/Money Market	1,561,028	1,550,528	1,551,136
Certificates of deposit less than $100,000	790,968	769,222	814,089
Certificates of deposit of $100,000 and greater	554,048	338,011	256,336

Total deposits	$5,204,051	$4,956,450	$4,758,388

The Company’s ending balances of outstanding certificates of deposit and other time deposits in denominations of $100,000 and over had maturities as follows:

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Three months or less	$226,447	$182,892	$130,067	$126,062	$119,696
Over three months to six months	108,050	73,835	38,440	54,448	42,179
Over six months to twelve months	161,880	95,151	73,370	57,433	39,770
Over twelve months	129,305	81,722	61,782	33,748	21,828

	$625,682	$433,600	$303,659	$271,691	$223,473

Borrowings

Borrowings and customer repurchase agreements were $227.3 million at December 31, 2005, a decrease of $129.2 million from the end of 2004. During 2005, borrowings averaged $317.8 million, up from $293.6 million in 2004. This funding consists of proceeds from securities sold under agreements to repurchase, Federal Home Loan Bank (FHLB) borrowings, federal funds purchased and the trust-preferred securities. Repurchase agreements averaged $86.7 million for 2005, up from $73.9 million in 2004. FHLB borrowings averaged $52.4 million for 2005, down slightly from $52.9 million in 2004.

On May 21, 2002, a wholly-owned subsidiary of the Company, Chittenden Capital Trust I (the “Trust”), issued $125 million of 8% trust preferred securities (“TPS”) to the public and invested the proceeds from this offering in an equivalent amount of junior subordinated debentures issued by the Company. The TPS pay interest quarterly, are mandatorily redeemable on July 1, 2032 and may be redeemed by the Trust at par any time on or after July 1, 2007. The Company has fully and unconditionally guaranteed the securities issued by the Trust. Concurrent with the issuance of these securities, the Company entered into interest rate swap agreements with two counterparties, in which the Company receives 8% fixed on the notional amount of $125 million, while paying the counterparties a variable rate based on the three month LIBOR (London Interbank Offered Rate), plus approximately 122 basis points. Transaction costs associated with the issuance are amortized on an effective yield basis over five years to the call date. The amortization of these costs add approximately 92 basis points to the overall cost of these borrowings.

Capital Resources

The Company’s capital is the foundation for developing programs for growth and new activities. Total capital at December 31, 2005 was $663 million, an increase of $43 million from December 31, 2004. Net income of $83.4 million increased the Company’s capital position in 2005, while dividend payments of $33.4 million reduced it. The increase in capital was also affected by a decrease in accumulated other comprehensive income which was the result of higher net unrealized losses of $19.0 million on securities available for sale. This amount was partially offset by $11.2 million in proceeds from the issuance of common stock.

The FRB, FDIC and OCC have defined leverage capital requirements, which measure Tier 1 capital (as defined below) against average total assets without regard to risk weighting. Additionally, these regulators have a risk-based capital standard. Under this measure of capital, banks are required to hold more capital against certain assets perceived as higher risk, such as commercial loans, than against other assets perceived as lower risk, such as residential mortgage loans and U.S. Treasury securities. Further, off-balance sheet items such as unfunded loan commitments and standby letters of credit are included for purposes of determining risk-weighted assets. Commercial banking organizations are required to have total capital equal to 8% of risk-weighted assets, and Tier 1 capital—consisting of common stock and certain types of preferred stock, including the TPS, equal to at least 4% of risk-weighted assets. Tier 2 capital, included in total capital, includes the allowance for possible loan losses up to a maximum of 1.25% of risk-weighted assets.

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

The following table presents the regulatory capital ratios for each subsidiary bank and the Company at December 31, 2005:

	CTC	BWM	FBT	MBT	ONB	COMPANY
Leverage	7.87%	8.95%	8.05%	9.74%	8.44%	9.09%
Tier 1 Risk-Based	9.80%	9.76%	10.26%	10.35%	10.18%	11.05%
Total Risk-Based	10.96%	11.02%	11.31%	11.60%	11.34%	12.23%

These ratios placed the Banks in the FDIC’s highest capital category of “well capitalized”. Capital ratios in excess of minimum requirements indicate capacity to take advantage of profitable and credit-worthy opportunities as well as the potential to respond to unforeseen adverse conditions.

On March 1, 2005, the Federal Reserve Board adopted a final rule that would retain trust preferred securities in Tier 1 capital of bank holding companies, but with stricter quantitative limits and clearer standards. The final rule provides a five-year transition period, ending March 31, 2009, the aggregate amount of trust preferred securities would be limited to 25 percent of Tier 1 capital elements, net of goodwill. The Company has evaluated the potential impact of such a change on its Tier 1 capital ratio and has concluded that it would remain well capitalized under the new rules.

In June 2004, the central bank governors of the member countries of the Basel Committee approved a revised capital adequacy framework generally known as the “Basel II Framework.” The Basel II Framework is a three-pillar capital adequacy approach versus the flat 8% of risk-weighted assets (as defined) currently used. The Basel II Framework also permits qualifying bank institutions to use more advanced approaches for measuring operational risk and credit risk. In order to address competitive equity issues for community and regional banking organizations that could arise under the bifurcated regulatory capital framework following the implementation of the Basel II Framework, the United States bank regulatory agencies issued an advance notice of proposed rulemaking (ANPR) in October 2005, known as Basel IA, which would make some aspects of the Basel II Framework applicable in modified form to smaller banks. It remains uncertain whether the rules will be adopted and, even it adopted, how closely the final Basel IA rules will resemble the rules described in ANPR and what the effective date of such rules will be.

On October 20, 2005, the Company announced that the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock in negotiated transactions or open market purchases. Chittenden, depending on market conditions, may repurchase its common stock without further Board authorization over the next two years.

The following table presents regulatory capital components and ratios of the Company at:

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Leverage
Stockholders’ equity	$567,190	$503,097	$445,778	$445,581	$324,363
Total average assets (1)	6,239,947	5,978,058	5,720,890	4,804,216	4,057,839

	9.09%	8.42%	7.79%	9.28%	7.99%

Risk-based
Capital components:
Tier 1	$567,190	$503,097	$445,778	$445,581	$324,363
Tier 2 (2)	60,461	57,949	55,359	45,509	39,357

Total	$627,651	$561,046	$501,137	$491,090	$363,720

Risk-weighted assets:
On-balance sheet	$4,844,146	$4,575,988	$4,199,347	$3,448,755	$2,960,493
Off-balance sheet	289,453	243,837	229,382	191,897	188,079

	$5,133,599	$4,819,825	$4,428,729	$3,640,652	$3,148,572

Ratios:
Tier 1	11.05%	10.44%	10.07%	12.25%	10.32%
Total (including Tier 2)	12.23	11.64	11.32	13.50	11.57
Tangible capital	6.88	6.58	6.02	7.29	8.19

(1)	Total average assets for the fourth quarter of the respective year.
(2)	Allowable portion of allowance for credit losses.

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

The primary source of funding for the parent company is dividends received from the Banks. For the Banks, primary sources of funding include customer deposits, and wholesale funding. The Banks generate significant amounts of low cost funds through their deposit gathering operations. For the year ended December 31, 2005, the Company’s ratio of average loans to average deposits was approximately 82.6%. At December 31, 2005, the Company maintained cash and cash equivalents of approximately $180.7 million, compared with $136.5 million at December 31, 2004. In addition, the Company’s securities available for sale were $1.4 billion at December 31, 2005 with expected cash flow of $264.7 million in 2006 from maturities and normal MBS prepayments.

The Company’s borrowing costs and its ability to raise wholesale funds can be impacted by its credit ratings and changes thereto. Chittenden Corporation’s credit ratings at December 31, 2005:

Agency	Rating
Moody’s	A3
S&P	BBB (1)
DBRS	A
Fitch	A-

(1)	S&P’s rating was increased to BBB+ on February 10, 2006.

An adverse change in one or more of Chittenden’s credit ratings could inhibit the Company’s ability to raise additional wholesale funds or increase costs related to the Company’s capital raising activities.

The Company has available borrowing capacity under certain programs including the FHLB, U.S. Treasury, repurchase agreement lines, and advised Fed Funds lines totaling more than $813 million as of December 31, 2005. The Company also has an effective shelf registration statement under which an additional $225 million in debt securities, common stock, preferred stock, or warrants may be offered from time to time.

Aggregate Contractual Obligations

Contractual Obligations	Payments due by period
	(in thousands)
	Total	Less than 1 year		1-3 years	3-5 years	More than 5 years
FHLB borrowings	$42,445	$20,065	(1)	$134	$—	$22,246
Trust preferred securities	125,000	—		—	—	125,000
Data processing contract	3,997	1,142		2,855	—	—
Equity investment commitments to limited partnerships	13,186	3,507		9,679	—	—
Operating leases	22,644	4,987		6,917	3,307	7,433

Total	$207,272	$29,701		$19,585	$3,307	$154,679

Due to recent contributions made in excess of the minimum required amounts, the Company does not anticipate a required pension contribution during 2006. However, it is possible that the Company could make a voluntary contribution during 2006 to respond to changes in pension funding legislation and/or to further improve the plan’s funded status. No pension contributions are reflected beyond 12 months because these depend on a variety of factors that cannot be easily predicted.

(1)	On January 17, 2006, $20 million of the FHLB borrowings in the less than one-year category were called.

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

Commitments to originate loans, unused lines of credit, and unadvanced portions of commercial real estate and construction loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments are expected to expire without being drawn upon. Therefore, the amounts presented below do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance by a customer to a third party. These guarantees are issued primarily to support public and private borrowing arrangements, bond financings, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

Financial instruments whose contractual amounts represent off-balance sheet risk at December 31, 2005 and 2004 are as follows:

	2005	2004
	(in thousands)
Loans and Other Commitments
Commitments to originate new loans	$120,635	$204,193
Unused home equity lines of credit	365,040	313,526
Unused portions of business credit card lines	55,393	39,921
Unadvanced portions of commercial & industrial loans	435,697	420,758
Unadvanced portions of commercial real estate and construction loans	245,523	173,878
Equity investment commitments to limited partnerships	13,186	4,785

Standby Letters of Credit
Notional amount of standby letters of credit fully collateralized by cash	65,345	71,880
Notional amount of other standby letters of credit	32,430	29,938
Liability associated with letters of credit recorded on balance sheet	669	510

Results of Operations

Comparison of Years Ended December 31, 2005 and 2004

Net Interest Income

Net interest income is the amount by which interest income on interest earning assets exceeds interest paid on interest bearing liabilities. Fluctuations in interest rates, as well as changes in the amount and type of interest earning assets and interest bearing liabilities, combine to affect net interest income.

For 2005, net interest income was $244.3 million, up $18.8 million from the 2004 level. On a fully tax equivalent basis, net interest income increased $19.5 million from 2004, to $246.4 million in 2005. The net yield on earnings assets was 4.31%, an increase of 10 basis points from 2004. The increase in the net yield on earning assets from 2004 was primarily attributable to higher yields on loans driven by increases in the prime rate, as well as continued improvement in the Company’s asset mix which was partially offset by higher funding costs.

The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the years indicated:

	2005			2004			2003
	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate (1)
	(in thousands)
Assets
Interest-earning assets:
Loans
Commercial & industrial	$826,073	$54,591	6.61%	$726,467	$39,635	5.46%	$619,658	$34,101	5.50%
Municipal	127,476	5,219	4.09	98,462	3,070	3.12	89,974	2,937	3.26
Commercial real estate	1,700,160	105,991	6.23	1,510,458	82,914	5.49	1,308,792	73,086	5.58
Construction	159,838	10,296	6.35	142,764	7,568	5.30	117,293	6,539	5.57
Residential real estate (4)	1,234,922	73,024	5.90	1,174,944	62,231	5.30	1,218,033	64,981	5.33
Consumer	252,614	14,297	5.66	247,847	15,014	6.06	271,109	18,909	6.97

Total loans	4,301,083	263,418	6.12	3,900,942	210,432	5.39	3,624,859	200,553	5.53
Investments:
Taxable	1,393,446	58,177	4.18	1,475,016	60,361	4.09	1,660,119	71,552	4.31
Tax-favored	1,110	69	6.22	3,973	164	4.13	9,569	231	2.42
Interest-bearing deposits	211	5	2.33	150	2	1.21	182	3	1.91
Federal funds sold	16,633	644	3.87	13,007	181	1.39	27,112	291	1.07

Total interest-earning assets	5,712,483	322,313	5.64	5,393,088	271,140	5.03	5,321,841	272,630	5.12

Noninterest-earning assets	564,886			560,855			512,233
Allowance for loan losses	(60,877)			(58,223)			(56,536)

Total assets	$6,216,492			$5,895,720			$5,777,538

Interest-bearing liabilities:
Savings	$505,177	2,203	0.44	$528,480	1,654	0.31	$517,003	2,121	0.41
NOWs	870,896	4,081	0.47	887,801	2,465	0.28	825,947	3,121	0.38
CMA / Money Market	1,561,028	22,728	1.46	1,550,528	11,498	0.74	1,551,136	13,333	0.86
CDs under $100,000	790,968	18,636	2.36	769,222	14,554	1.89	814,089	17,798	2.19
CDs $100,000 and over	554,048	16,278	2.94	338,011	6,268	1.85	256,336	4,799	1.87

Total interest-bearing deposits	4,282,117	63,926	1.49	4,074,042	36,439	0.89	3,964,511	41,172	1.04
Repurchase agreements	86,701	1,498	1.73	73,860	618	0.84	97,508	1,383	1.42
Borrowings	231,076	10,505	4.55	219,723	7,212	3.28	315,831	10,824	3.43

Total interest-bearing liabilities	4,599,894	75,929	1.65	4,367,625	44,269	1.01	4,377,850	53,379	1.22

Noninterest-bearing liabilities:
Demands	921,934			882,408			793,877
Other liabilities	58,410			53,994			67,594

Total liabilities	5,580,238			5,304,027			5,239,321
Stockholders’ equity	636,254			591,693			538,217

Total liabilities and stockholders’ equity	$6,216,492			$5,895,720			$5,777,538

Net interest income		$246,384			$226,871			$219,251

Interest rate spread (2)			3.99%			4.02%			3.90%
Net yield on earning assets (3)			4.31%			4.21%			4.12%

(1)	On a fully taxable equivalent basis using a Federal income tax rate of 35%. Loan income includes fees.
(2)	Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(3)	Net yield on earning assets is net interest income divided by total interest-earning assets.
(4)	Residential real estate includes 1-4 family, multi-family, home equity loans and loans held for sale.

The following table attributes changes in the Company’s net interest income (on a fully taxable equivalent basis) to changes in either average balances or average rates. Changes due to both interest rate and volume have been allocated to change due to balance and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

	2005 Compared With 2004			2004 Compared With 2003
	Increase (Decrease) Due to Change in Net Interest Income:		Total Increase (Decrease)	Increase (Decrease) Due to Change in Net Interest Income:		Total Increase (Decrease)
	Average Rate	Average Balance		Average Rate	Average Balance
	(in thousands)
Interest income:
Loans
Commercial & industrial	$8,392	$6,564	$14,956	($293)	$5,827	$5,534
Municipal	961	1,188	2,149	(126)	259	133
Commercial real estate	11,300	11,777	23,077	(1,242)	11,070	9,828
Construction	1,662	1,066	2,728	(321)	1,350	1,029
Residential real estate	7,256	3,537	10,793	(468)	(2,282)	(2,750)
Consumer	(969)	252	(717)	(2,486)	(1,409)	(3,895)

Total loans	28,602	24,384	52,986	(4,936)	14,815	9,879

Investments:
Taxable	1,279	(3,463)	(2,184)	(3,618)	(7,573)	(11,191)
Tax-favored	83	(178)	(95)	164	(231)	(67)
Interest-bearing deposits	2	1	3	(1)	—	(1)
Federal funds sold	323	140	463	86	(196)	(110)

Total interest income	30,289	20,884	51,173	(8,305)	6,815	(1,490)

Interest expense:
Deposits:
Savings	(645)	96	(549)	503	(36)	467
NOW s	(1,685)	69	(1,616)	828	(172)	656
CMA / Money market	(11,014)	(216)	(11,230)	1,830	5	1,835
CDs under $100,000	(3,517)	(565)	(4,082)	2,395	849	3,244
CDs of $100,000 and over	(3,601)	(6,409)	(10,010)	46	(1,515)	(1,469)

Total deposits	(20,462)	(7,025)	(27,487)	5,602	(869)	4,733
Repurchase agreements	(653)	(227)	(880)	567	198	765
Borrowings	(2,747)	(546)	(3,293)	457	3,155	3,612

Total interest expense	(23,862)	(7,798)	(31,660)	6,626	2,484	9,110

Change in net interest income	$6,427	$13,086	$19,513	($1,679)	$9,299	$7,620

Noninterest Income and Noninterest Expense

Noninterest income for the year ended December 31, 2005 was $69.9 million, a decline of $3.4 million from the prior year. The decline was a result of lower investment management and trust income, lower service charges on deposits and lower levels of gains on sales of securities, net of losses on prepayments of borrowings. Partially offsetting these declines were higher mortgage servicing and other income. Investment management and trust income declined $1.6 million from 2004 primarily due to lower annuity sales. Service charges on deposits declined $1.8 million due to lower overdraft fee income from our customers. Mortgage servicing income was $1.7 million higher in 2005 than in 2004, driven primarily by lower amortization of $3.1 million.

In 2005, noninterest expenses were $178.7 million, up $2.3 million from 2004. Higher salary expenses, net occupancy expenses, and other expenses were offset by lower data processing and conversion and restructuring charges. Salary expense increased due to higher incentive accruals of $5.0 million. Net occupancy expense increased from 2004 due to higher utility and property expenses as well as the opening of new branches in Westborough, Massachusetts and Manchester, New Hampshire. Increases in other noninterest expense were related to higher legal and accounting, and education & training. Data processing expenses declined $2.7 million from 2004 due to efficiencies gained from the conversion of the Company’s core data processing platform in mid-2004.

The components of other noninterest expense for the years presented are as follows:

	2005	2004	2003	2002	2001
	(in thousands)
Legal and accounting	$3,631	$2,695	$3,105	$1,864	$2,187
Marketing	3,247	3,466	3,282	2,942	2,746
Software and supplies	7,344	7,845	7,288	4,924	4,884
Net OREO and collection expenses	(51)	(617)	(129)	(293)	86
Telephone	2,438	2,829	3,210	3,071	2,799
Postage	2,454	2,865	3,009	2,561	2,338
Outside services	2,101	2,430	2,308	2,433	2,355
Other	17,633	14,082	14,932	13,688	11,377

	$38,797	$35,595	$37,005	$31,190	$28,772

Income Taxes

The Company and the Banks are taxed on income by the IRS at the Federal level and by various states in which they do business. The State of Vermont levies franchise taxes on banking institutions based upon average deposit levels in lieu of taxing income. Franchise taxes are included in income tax expense in the consolidated statements of operations.

Income Tax Provision

For the years ended December 31, 2005 and 2004, Federal and state income tax provisions amounted to $47.0 million and $43.0 million, respectively. The effective tax rates for the respective periods were 36.1% and 36.4%. During both periods, the Company’s statutory Federal corporate tax rate was 35%. The Company’s effective tax rates differed from the statutory rates primarily because of state income taxes, net of benefit on Federal taxes, interest income from state and municipal securities and loans which are partially exempt from Federal taxation, and tax credits on investments in qualified low income housing projects. The Company invests in these partnerships primarily for CRA purposes.

Tax returns filed by the Company are subject to periodic examinations by various federal and state governmental tax authorities. During 2005, two such examinations were completed. The impact of the examinations on income tax expense in 2005 was not material.

Results of Operations

Comparison of Years Ended December 31, 2004 and 2003

Net Interest Income

For 2004, net interest income was $225.5 million, up $7.4 million from the 2003 level. On a fully tax equivalent basis, net interest income increased $7.6 million from 2003, to $226.9 million in 2004. The yield on earning assets was 4.21%, an increase of 9 basis points from 2003. The increase in the net yield on earning assets from 2003 was primarily attributable to 1) increases totaling 1.25% during 2004 in the Fed funds rate by the

Federal Reserve which led to corresponding increases in the Company’s prime rate and 2) an improvement in the Company’s earning asset mix with proportionally fewer investments and more loans.

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

Income Taxes

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

To measure the sensitivity of its income to changes in interest rates, the Company uses a variety of methods, including simulation, and gap analyses. Interest rate risk is the sensitivity of income to variations in interest rates over both short-term and long-term horizons. The primary goal of interest-rate risk management is to control this risk within limits approved by the Board of Directors, which reflect the Company’s tolerance for interest-rate risk. The Company attempts to control interest-rate risk by identifying exposures, quantifying them and taking appropriate actions.

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

The Company’s limits on interest-rate risk specify that if interest rates were to shift immediately, up or down 200 basis points, estimated net interest income for the next twelve months should not be impacted by greater than 10%. An additional analysis is performed to review results if interest rates were to shift quarterly, (ramped) up or down 100 and 200 basis points over a twelve-month period. The results of these simulations are shown below:

Interest Rate Sensitivity Analysis

As of December 31, 2005

($ in thousands)

	Immediate Net Interest Income		Ramped Net Interest Income

Changes in interest rates		Changes in interest rates
+ 200 bps	1.52%	+50 bps	0.38%
+ 100 bps	0.83	+25 bps	0.20
- 100 bps	(1.02)	-25 bps	(0.23)
- 200 bps	(2.78)	-50 bps	(0.57)
Policy Limit	+/-10.00%	Policy Limit	—

As noted above, one of the tools used to measure rate sensitivity is gap analysis. The gap is defined as the amount by which a bank’s rate sensitive assets exceed its rate sensitive liabilities. A positive gap exists when rate sensitive assets exceed rate sensitive liabilities. This indicates that a greater volume of assets than liabilities will reprice during a given period. This mismatch will improve earnings in a rising rate environment and inhibit earnings when rates decline. Conversely, when rate sensitive liabilities exceed rate sensitive assets, the gap is referred to as negative. In this case, a rising rate environment will inhibit earnings and declining rates will improve earnings. Notwithstanding this general description of the effect on net interest income of the gap position, it may not be an accurate predictor of changes in net interest income. The Company’s limits on interest-rate risk specify that the cumulative one-year gap should be less than 10% of total assets.

The following table shows the amounts of interest-earning assets and interest-bearing liabilities at December 31, 2005 that reprice during the periods indicated:

	Repricing Date
	One Day To Six Months	Over Six Months To One Year	Over One Year To Five Years	Over Five Years	Total
	(in thousands)
Interest-earning assets:
Loans (1)	$2,140,071	$515,186	$1,663,992	$187,978	$4,507,227
Investment securities (2)	107,293	143,643	1,058,124	93,360	1,402,420
Interest-bearing cash equivalents	15,251	61	820	0	16,132

Total interest-earning assets	2,262,615	658,890	2,722,936	281,338	5,925,779

Interest-bearing liabilities:
Deposits	2,554,449	418,840	607,072	960,222	4,540,583
Borrowings	204,831	32	345	22,115	227,323

Total interest-bearing liabilities	2,759,280	418,872	607,417	982,337	4,767,906

Net interest rate sensitivity gap	($496,665)	$240,018	$2,115,519	($700,999)	$1,157,873

Cumulative gap at December 31, 2005	($496,665)	($256,647)	$1,858,872	$1,157,873
Cumulative gap as a % of total assets	(7.68%)	(3.97%)	28.75%	17.91%
Cumulative gap at December 31, 2004	($253,813)	$83,403	$1,872,898	$1,072,576
Cumulative gap as a % of total assets	(4.18%)	1.37%	30.85%	17.66%

(1)	Loans include loans held for sale.
(2)	Amounts are based on amortized cost balances. Total includes securities available for sale and FRB / FHLB stock.

The following table shows scheduled maturities of selected loans at December 31, 2005:

	Less Than One Year	One Year To Five Years	Over Five Years	Total
	(in thousands)
Predetermined rates:
Commercial (1)	$221,960	$145,237	$38,565	$405,762
Commercial real estate and construction	90,570	487,965	224,512	803,047

Total	$312,530	$633,202	$263,077	$1,208,809

Comparative totals for 2004	$253,169	$480,074	$183,420	$916,663

Floating or adjustable rates:
Commercial (1)	$279,736	$226,802	$96,477	$603,015
Commercial real estate and construction	226,012	579,747	558,151	1,363,910

Total	$505,748	$806,549	$654,628	$1,966,925

Comparative totals for 2004	$436,577	$866,106	$635,424	$1,938,107

(1)	Includes commercial, municipal and multi-family.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHITTENDEN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(in thousands)
Assets
Cash and cash equivalents	$180,707	$136,468
Securities available for sale	1,383,909	1,446,221
FRB and FHLB stock	19,352	19,243
Loans held for sale	19,737	33,535
Loans	4,487,490	4,077,193
Less: Allowance for loan losses	(60,822)	(59,031)

Net loans	4,426,668	4,018,162
Accrued interest receivable	32,621	28,956
Other assets	84,511	64,970
Premises and equipment, net	69,731	74,271
Mortgage servicing rights	13,741	11,826
Identified intangibles	17,655	20,422
Goodwill	216,038	216,136

Total assets	$6,464,670	$6,070,210

Liabilities and Stockholders’ Equity
LIABILITIES:
Deposits:
Demand	$973,752	$890,561
Savings	489,734	519,623
NOW	861,000	890,701
Cash management / money market	1,749,878	1,577,474
Certificates of deposit less than $100,000	814,289	735,577
Certificates of deposit $100,000 and over	625,682	424,794

Total deposits	5,514,335	5,038,730
Securities sold under agreements to repurchase	56,315	76,716
Other borrowings	171,008	279,755
Accrued expenses and other liabilities	60,488	54,752

Total liabilities	5,802,146	5,449,953
STOCKHOLDERS’ EQUITY:
Preferred stock—$100 par value—authorized: 1,000,000 shares—issued and outstanding: none	—	—
Common stock—$1 par value—authorized: 120,000,000 shares—issued and outstanding: 50,219,825 in 2005 and 50,203,529 in 2004	50,220	50,204
Surplus	251,853	249,036
Retained earnings	434,616	384,679
Treasury stock, at cost—3,390,777 shares in 2005 and 3,861,710 shares in 2004	(60,801)	(69,246)
Accumulated other comprehensive income	(18,968)	672
Directors’ deferred compensation to be settled in stock	5,604	4,930
Unearned portion of employee restricted stock	—	(18)

Total stockholders’ equity	662,524	620,257

Total liabilities and stockholders’ equity	$6,464,670	$6,070,210

The accompanying notes are an integral part of these consolidated financial statements.

CHITTENDEN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2005	2004	2003
	(in thousands, except per share amounts)
INTEREST INCOME:
Interest on loans	$261,359	$209,107	$199,436
Interest on investment securities:
Taxable	58,177	60,413	71,551
Tax-favored	45	53	162
Short-term investments	661	194	293

Total interest income	320,242	269,767	271,442

INTEREST EXPENSE:
Deposits	63,926	36,439	41,172
Borrowings	12,003	7,830	12,207

Total interest expense	75,929	44,269	53,379

Net interest income	244,313	225,498	218,063
Provision for credit losses	5,154	4,377	7,175

Net interest income after provision for credit losses	239,159	221,121	210,888

NONINTEREST INCOME:
Investment management and trust	20,017	21,622	20,577
Service charges on deposits	16,113	17,886	18,396
Mortgage servicing	1,829	159	281
Gains on sales of loans, net	9,021	9,661	21,765
Gains on sales of securities	6	2,335	17,380
Loss on prepayments of borrowings	—	(1,194)	(3,070)
Credit card income, net	4,536	4,150	4,079
Insurance commissions, net	6,365	6,966	6,686
Other	12,077	11,820	10,937

Total noninterest income	69,964	73,405	97,031

NONINTEREST EXPENSE:
Salaries	87,374	84,619	89,431
Employee benefits	22,218	21,958	20,578
Net occupancy expense	24,094	22,669	23,256
Data processing	3,457	6,188	9,384
Amortization of intangibles	2,768	3,077	2,748
Conversion and restructuring charges	—	2,266	8,969
Other	38,797	35,595	37,005

Total noninterest expense	178,708	176,372	191,371

Income before income taxes	130,415	118,154	116,548
Income tax expense	47,024	43,027	41,749

Net income	$83,391	$75,127	$74,799

Basic earnings per share	$1.79	$1.63	$1.67
Diluted earnings per share	1.77	1.61	1.66
Dividends per share	0.72	0.70	0.64
Weighted average common shares outstanding	46,503	46,106	44,720
Weighted average common and common equivalent shares outstanding	47,051	46,731	45,150

The accompanying notes are an integral part of these consolidated financial statements.

CHITTENDEN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

Years ended December 31, 2005, 2004 and 2003

(In thousands)

	Comp- rehensive Income	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accum- ulated Other Comp- rehensive Income	Directors’ Deferred Comp. Stock	Unearned Portion of Employee Restricted Stock	Total Stock- holders’ Equity
BALANCE AT DECEMBER 31, 2002		$44,686	$136,254	$294,943	$(85,382)	$24,289	$4,052	$(50)	$418,792
Comprehensive income:
Net income	$74,799	—	—	74,799	—	—	—	—	74,799
Other comprehensive income (Note 9)	(8,694)	—	—	—	—	(8,694)	—	—	(8,694)

Total comprehensive income	$66,105

Cash dividends ($0.64 per share)		—	—	(28,301)	—	—	—	—	(28,301)
Shares issued under stock plans, net		9	241	—	6,803	—	(15)	—	7,038
Shares issued in Granite acquisition		5,483	110,443	—	—	—	—	—	115,926
Amortization of restricted stock		—	—	—	—	—	—	15	15
Directors’ deferred compensation		—	—	—	—	—	376	—	376

BALANCE AT DECEMBER 31, 2003		50,178	246,938	341,441	(78,579)	15,595	4,413	(35)	579,951
Comprehensive Income:
Net income	$75,127	—	—	75,127	—	—	—	—	75,127
Other comprehensive income (Note 9)	(14,923)	—	—	—	—	(14,923)	—	—	(14,923)

Total comprehensive income	$60,204

Cash dividends ($0.70 per share)		—	—	(31,889)	—	—	—	—	(31,889)
Shares issued under stock plans, net		26	2,098	—	9,333	—	(16)	2	11,443
Amortization of restricted stock		—	—	—	—	—	—	15	15
Directors’ deferred compensation		—	—	—	—	—	533	—	533

BALANCE AT DECEMBER 31, 2004		50,204	249,036	384,679	(69,246)	672	4,930	(18)	620,257
Comprehensive income:
Net income	$83,391	—	—	83,391	—	—	—	—	83,391
Other comprehensive income (Note 9)	(19,640)	—	—	—	—	(19,640)	—	—	(19,640)

Total comprehensive income	$63,751

Cash dividends ($0.72 per share)		—	—	(33,454)	—	—	—	—	(33,454)
Shares issued under stock plans, net		16	2,817	—	8,445	—	—	—	11,278
Amortization of restricted stock		—	—	—	—	—	—	18	18
Directors’ deferred compensation		—	—	—	—	—	674	—	674

BALANCE AT DECEMBER 31, 2005		$50,220	$251,853	$434,616	$(60,801)	$(18,968)	$5,604	$—	$662,524

The accompanying notes are an integral part of these consolidated financial statements.

CHITTENDEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$83,391	$75,127	$74,799
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,154	4,377	7,175
Depreciation	8,066	7,977	8,362
Amortization of intangible assets	2,768	3,077	2,748
Amortization of premiums, fees, and discounts, net	11,333	15,110	11,457
Recovery of impairment of MSR asset	(380)	(1,691)	(5,732)
Securities gains	(6)	(2,335)	(17,380)
Deferred (prepaid) income taxes	(4,624)	1,053	(6,385)
Loans originated for sale	(413,586)	(499,350)	(1,312,649)
Proceeds from sales of loans	430,786	495,648	1,416,877
Gains on sales of loans, net	(9,021)	(9,661)	(21,765)
Changes in assets and liabilities:
Accrued interest receivable	(3,665)	168	5,388
Other assets	(1,787)	16,690	(1,044)
Accrued expenses and other liabilities	12,472	1,492	(3,927)

Net cash provided by operating activities	120,901	107,682	157,924

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid, net of cash acquired in acquisitions	—	(1,120)	(90,468)
Proceeds from sale (purchase) of FRB and FHLB stock	(109)	1,510	4,545
Proceeds from sales of securities available for sale	26,196	195,437	677,467
Proceeds from maturing securities and principal payments on securities available for sale	263,883	325,115	627,407
Purchases of securities available for sale	(265,706)	(409,963)	(1,014,748)
Loans originated, net of principal repayments	(420,181)	(362,894)	(146,798)
Purchases of premises and equipment	(3,526)	(10,118)	(13,143)

Net cash provided by (used in) investing activities	(399,443)	(262,033)	44,262

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	475,605	68,839	60,904
Net increase (decrease) in repurchase agreements	(20,401)	(2,264)	13,899
Net increase (decrease) in other borrowings	(108,747)	71,301	(266,221)
Proceeds from issuance of treasury and common stock	9,778	9,893	6,330
Dividends on common stock	(33,454)	(31,889)	(28,301)

Net cash provided by (used in) financing activities	322,781	115,880	(219,389)

Net increase (decrease) in cash and cash equivalents	44,239	(38,471)	(17,203)
Cash and cash equivalents at beginning of year	136,468	174,939	192,142

Cash and cash equivalents at end of year	$180,707	$136,468	$174,939

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$77,933	$45,277	$51,755
Income taxes	50,323	27,529	61,228
Non-cash investing and financing activities:
Loans transferred to other real estate owned	472	1,021	380
Issuance of treasury and restricted stock	7,808	9,333	6,803
Assets acquired and liabilities assumed through acquisitions:
Fair value of assets acquired	—	854	1,122,089
Fair value of liabilities assumed	—	—	1,044,334
Equity issued	—	—	115,931
Cash paid	—	1,120	122,998
Excess of cost over fair value of net assets acquired	—	266	161,174

The accompanying notes are an integral part of these consolidated financial statements.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Chittenden Corporation (the “Company”) and its subsidiaries: Chittenden Trust Company (CTC), and its subsidiaries Chittenden Insurance Group (CIG), Chittenden Securities, Inc. (CSI) and Chittenden Commercial Finance (CCF); The Bank of Western Massachusetts (BWM); Flagship Bank and Trust Company (FBT); Maine Bank & Trust (MBT); Ocean National Bank (ONB); and Chittenden Connecticut Corporation (CCC). (CTC, BWM, FBT, MBT, and ONB are collectively referred to as the “Banks.”) All material intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year balances to conform to the current year presentation.

Nature of Operations

The Banks’ primary business is providing loans, deposits, and other banking services to commercial, individual, and public sector customers. CCC is a mortgage banking operation with offices in Brattleboro, Vermont. CIG is an independent insurance agency with offices in Vermont, Massachusetts and New Hampshire. CSI is a registered broker/dealer providing brokerage services to its customers through banking locations in Vermont, Massachusetts, New Hampshire, and Maine. CCF’s commercial finance operations are based in Montreal, Quebec.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses, income tax expense, mortgage-servicing rights, recognition of interest income on loans, and the recognition of restructuring charges.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, amounts due from banks, interest-bearing deposits and certain money market fund investments. Cash equivalents are accounted for at cost, which approximates fair value.

Investments

Investments in debt securities may be classified as held for investment and measured at amortized cost only if the Company has the positive intent and ability to hold such securities to maturity. Investments in debt securities that are not classified as held for investment and equity securities that have readily determinable fair values are classified as either trading securities or securities available for sale. Trading securities are investments purchased and held principally for the purpose of selling in the near term; securities available for sale are investments not classified as trading or held for investment. All of the Company’s securities are classified as available for sale.

Securities transferred between categories are accounted for at market value. Unrealized holding gains and losses on trading securities are included in earnings; unrealized holding gains and losses on securities available

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Loans

Loans are stated at the amount of unpaid principal, net of unearned discounts and unearned loan origination fees. Such fees and discounts are accreted using the effective-interest method. Interest on loans is included in income as earned based upon interest rates applied to unpaid principal. Interest is not accrued on loans 90 days or more past due unless they are adequately secured and in the process of collection or on other loans when management believes collection is doubtful. All loans considered impaired (except troubled debt restructurings), as defined in the following paragraph, are nonaccruing. Interest on nonaccruing loans is recognized as payments are received when the ultimate collectibility of interest is no longer considered doubtful. When a loan is placed on nonaccrual status, all unpaid interest previously accrued is reversed against current-period interest income.

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

Adequacy of the allowance is determined using a consistent, systematic methodology, which analyzes the size and risk of the loan portfolio. In addition to evaluating the collectibility of specific loans when determining the adequacy of the allowance for loan losses, management also takes into consideration other factors such as changes in the mix and volume of the loan portfolio, historic loss experience, the amount of delinquencies and loans adversely classified, and economic trends. An allocation process whereby specific loss allocations are made against certain adversely classified loans, and general loss allocations are made against segments of the loan portfolio, which have similar attributes together, assesses the adequacy of the allowance for loan losses.

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

Credit quality of the commercial portfolios is quantified by a corporate credit rating system designed to parallel regulatory criteria and categories of loan risk. Individual loan officers monitor their loans to ensure

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

appropriate rating assignments are made on a timely basis. Risk ratings and quality of both commercial and consumer credit portfolios are also assessed on a regular basis by an independent Credit Review Department. Credit Review personnel conduct ongoing portfolio trend analyses and individual credit reviews to evaluate loan risk and compliance with corporate lending policies. Results and recommendations from this process provide senior management and the Board of Directors with independent information on the loan portfolio condition. Consumer and residential real estate loan quality is evaluated on the basis of delinquency data and other credit data available due to the large number of such loans and the relatively small size of individual credits.

Key elements of the above estimates, including assumptions used in developing independent appraisals, are dependent on the economic conditions prevailing at the time such estimates are made. Accordingly, uncertainty exists as to the final outcome of certain valuation judgments as a result of changes in economic conditions in the Banks’ lending areas.

Loan Origination and Commitment Fees

Loan origination and commitment fees, and certain loan origination costs, are deferred and amortized over the contractual term of the related loans as yield adjustments using primarily the level-yield method. When loans are sold or paid off, the unamortized net fees and costs are recognized in income. Net deferred loan fees amounted to $6,720,000 and $6,979,000 at December 31, 2005 and 2004, respectively.

Loans Held for Sale / Gains and Losses on Sales of Mortgage Loans

Loans held for sale are carried at the lower of aggregate cost or market value. Gains and losses on sales of mortgage loans are recognized at the time of the sale and are generally comprised of 1) an amount representing a mortgage servicing right (see below) and 2) a cash gain or loss based on the sale of the loan to a third party. The price paid by a willing third party is influenced by the contractual interest rate charged to the borrower and the prevailing market rate for similar loans. The Company enters into forward sale contracts on substantially all loan commitments at the time that the customer locks their contractual interest rate, so that the exposure due to interest rate changes on the cash gain / loss recognized by the Company is minimal.

Mortgage Servicing Rights

Servicing assets are recognized when rights are acquired through purchase or sale of residential mortgage loans. Capitalized servicing rights are amortized against mortgage servicing income in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage loans. Servicing assets are evaluated regularly for impairment based upon the fair value of the servicing rights as compared to their amortized cost. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the premises and equipment. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the estimated useful lives of the improvements. Expenditures for maintenance, repairs, and renewals of minor items are charged to expense as incurred.

Other Real Estate Owned

Collateral acquired through foreclosure (“Other Real Estate Owned” or “OREO”) is recorded at the lower of the carrying amount of the loan or the fair value of the property, less estimated costs to sell, at the time of

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquisition. Net operating income or expense related to OREO is included in noninterest expense in the accompanying consolidated statements of income.

Identified Intangible Assets & Goodwill

Intangible assets include the excess of the purchase price over the fair value of net assets acquired (goodwill) in various acquisitions as well as core deposit intangibles (CDI) and customer list intangibles. Core deposit intangibles are amortized on a straight-line basis over 10 years. The straight-line basis is used because the Company has not experienced significant run off of core deposits in its past acquisitions. The customer list intangibles are also amortized straight-line over 10 years. The Company periodically evaluates intangible assets for impairment on the basis of whether these assets are fully recoverable from projected, undiscounted net cash flows of the related acquired segment or customer base.

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

Reserve for Unfunded Commitments

The reserve for unfunded commitments is based on management’s estimate of the amount required to reflect the probable inherent losses on outstanding letters of credit, merchant processing activity and unused loan credit lines. Adequacy of the reserve is determined using a consistent, systematic methodology, similar to the one, which analyzes the allowance for loan losses. Additionally, management must also estimate the likelihood that these commitments would be funded and become loans. This is done by evaluating the historical utilization of each type of unfunded commitment and estimating the likelihood that the current utilization rates on lines available at the balance sheet date could increase in the future.

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

Investment Management and Trust

Assets under administration of approximately $9.1 billion and $8.2 billion at December 31, 2005 and 2004, respectively, held by the Banks in a fiduciary or agency capacity for customers, are not included in the accompanying consolidated balance sheets. Investment management and trust income is recorded on the cash basis (which approximates the accrual method) in accordance with industry practice.

Credit Card Income

Credit card income includes interchange income from credit cards issued by the Company, and merchant discount income. Merchant discount income consists of the fees charged on credit card receipts submitted by the

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s commercial customers. Credit card income is presented net of credit card expense, which includes fees paid by the Company to credit card issuers and third-party processors. Such amounts are recognized on the accrual basis, and are presented in noninterest income in the consolidated statements of income.

Insurance Commissions

Insurance commission income is recognized when billed to the customer, net of commissions paid to the producing agent. In addition, CIG may receive additional performance commissions based on achieving specific sales goals and loss experience targets.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123R, Accounting for Share-Based Payment (“SFAS 123R”), requires that companies implement SFAS 123R beginning with their first fiscal year after June 15, 2005, which will be January 1, 2006 for the Company. (See Note 19, Recent Accounting Pronouncements.) The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations until the required adoption date. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

If compensation cost for these plans had been determined using the Black-Scholes method in accordance with SFAS 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	2005	2004	2003
	(in thousands, except per share data)
Net Income :
As reported	$83,391	$75,127	$74,799
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,352)	(2,447)	(2,546)

Pro forma	$82,039	$72,680	$72,253

Earnings Per Share:
Basic:
As reported	$1.79	$1.63	$1.67
Pro forma	1.76	1.58	1.61
Diluted:
As reported	$1.77	$1.61	$1.66
Pro forma	1.74	1.56	1.60

The SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995; the resulting pro forma compensation cost may not be representative for results of future years because of, among other things, changes in the number of options granted in the future as well as future changes to underlying assumptions used in the model.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003:

	2005	2004	2003
Expected life (years)	4.76	4.67	5.13
Volatility	21.97	22.45	23.9
Interest rate	3.78%	3.25%	3.11%
Dividend yield	2.91%	2.63%	2.96%
Fair value per share	$4.36	$5.55	$5.05

Accounting for Derivatives

The Company accounts and reports for derivative instruments in accordance with Statement of Financial Accounting 149, Amendment of Statement of 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. Statements 133 and 149 require companies to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value.

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

Restructuring Charges

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standard No. 146 Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which contains specific guidance regarding the types of, and circumstances under which, certain expenses related to restructuring activities can be accrued. In general, SFAS 146 requires that the Company have a detailed plan in place, which has been communicated to employees affected. Significant management judgment is required in estimating the amount of expense that is appropriate to recognize in relation to these plans.

Accounting Policies Adopted in the Current Period

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchaser’s initial investment and prohibits carrying over valuation allowances from the seller for those individually evaluated loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser’s initial investment to be recognized as interest income on a level-yield basis over the life of the loan. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life, while subsequent decreases are recognized as impairment. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. The Corporation adopted the provisions of SOP 03-03 effective January 1, 2005. The adoption of this standard did not have a material impact on financial condition, results of operations, or liquidity.

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

The following is unaudited supplemental information, reflecting selected pro forma results as if this acquisition had been consummated as of January 1, 2003 (in thousands, except EPS):

	For the years ended December 31,
	2005	2004	2003
Total revenue	$314,776	$298,930	$323,304
Income before income taxes	130,914	118,181	119,492
Net income	$83,697	$75,144	$76,124
Diluted earnings per share (EPS)	$1.78	$1.61	$1.69

Total revenue includes net interest income and noninterest income.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3 INTANGIBLE ASSETS AND GOODWILL

Identified Intangible Assets

	As of December 31, 2005 (in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangibles	$28,541	$14,869	$13,672
Customer list intangibles	3,498	985	2,513
Acquired trust relationships	4,000	2,530	1,470

Total	$36,039	$18,384	$17,655

(in thousands)
Aggregate Amortization Expense:
For year ended December 31, 2005	$2,768

Estimated Amortization Expense:
For year ended December 31, 2006	$2,659
For year ended December 31, 2007	2,659
For year ended December 31, 2008	2,659
For year ended December 31, 2009	2,659
For year ended December 31, 2010	2,542

Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2005 are as follows (in thousands):

	Commercial Banking Segment	Other Segment	Total
Balance as of December 31, 2004	$211,084	$5,052	$216,136
Deferred tax adjustment to GB goodwill .	(98)	—	(98)
Impairment losses	—	—	—

Balance as of December 31, 2005	$210,986	$5,052	$216,038

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4 INVESTMENTS

Investment securities at December 31, 2005 and 2004 are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
2005
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury securities	$5,342	$2	$(105)	$5,239
U.S. government agency obligations	548,734	80	(12,690)	536,124
Obligations of states and political subdivisions	500	2	—	502
Mortgage-backed securities	406,353	1,107	(11,710)	395,750
Corporate bonds and notes	451,483	630	(6,661)	445,452
Other debt securities	842	—	—	842

Total securities available for sale	$1,413,254	$1,821	$(31,166)	$1,383,909

2004
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury securities	$6,612	$31	$(49)	$6,594
U.S. government agency obligations	452,150	1,191	(4,259)	449,082
Obligations of states and political subdivisions	1,294	23	—	1,317
Mortgage-backed securities	499,891	3,754	(5,334)	498,311
Corporate bonds and notes	484,309	7,011	(1,237)	490,083
Other debt securities	834	—	—	834

Total securities available for sale	$1,445,090	$12,010	($10,879)	$1,446,221

The following table presents information related to sales of debt securities in each of the last three-year periods ended December 31:

	2005	2004	2003
	(in thousands)
Proceeds	$26,196	$195,437	$677,467
Realized losses	97	2,448	1,895
Realized gains	103	4,783	19,275

The market value of securities pledged to secure U.S. Treasury borrowings, public deposits, securities sold under agreements to repurchase, and for other purposes required by law, amounted to $519 million and $312 million at December 31, 2005 and 2004, respectively.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the maturity distribution of the amortized cost of the Company’s investment securities at December 31, 2005, with comparative totals for 2004. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations:

	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
	(in thousands)
Investment securities:
U.S. Treasury securities	$1,999	$3,343	$—	$—	$5,342
U.S. government agency obligations	48,604	500,113	17	—	548,734
Obligations of states and political subdivisions	3	385	60	52	500
Mortgage-backed securities (1)	102,235	217,161	85,146	1,811	406,353
Corporate bonds and notes	111,789	339,694	—	—	451,483
Other debt securities	111	720	—	11	842

Total investment securities	$264,741	$1,061,416	$85,223	$1,874	$1,413,254

Comparative totals for 2004	$254,639	$1,059,755	$127,007	$3,689	$1,445,090

(1)	Maturities of mortgage-backed securities are based on contractual payments and estimated mortgage loan prepayments.

The following table shows the maturity distribution of the fair value of the Company’s investment securities at December 31, 2005, with comparative totals for 2004. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations:

	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
	(in thousands)
INVESTMENT SECURITIES:
U.S. Treasury securities	$1,993	$3,246	$—	$—	$5,239
U.S. government agency obligations	48,260	487,845	19	—	536,124
Obligations of states and political subdivisions	3	387	60	52	502
Mortgage-backed securities (1)	99,568	211,495	82,924	1,763	395,750
Corporate bonds and notes	111,455	333,997	—	—	445,452
Other debt securities	111	720	—	11	842

Total investment securities	$261,390	$1,037,690	$83,003	$1,826	$1,383,909

Comparative totals for 2004	$255,588	$1,060,284	$126,671	$3,678	$1,446,221

(1)	Maturities of mortgage-backed securities are based on contractual repayments and estimated mortgage loan prepayments.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporarily Impaired Investment Securities

at December 31, 2005 (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Investment Securities
U.S. Treasury securities	$288	($5)	$3,950	($100)	$4,238	($105)
U.S. government agency obligations	203,200	(3,061)	288,167	(9,629)	491,367	(12,690)
Mortgage-backed securities	40,244	(547)	294,590	(11,163)	334,834	(11,710)
Corporate bonds and notes	178,799	(2,438)	159,595	(4,223)	338,394	(6,661)

Total temporarily impaired securities	$422,531	($6,051)	$746,302	($25,115)	$1,168,833	($31,166)

Temporarily Impaired Investment Securities

At December 31, 2004 (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Investment Securities
U.S. Treasury securities	$3,071	($21)	$2,254	($28)	$5,325	($49)
U.S. government agency obligations	205,025	(1,377)	132,786	(2,882)	337,811	(4,259)
Mortgage-backed securities	80,122	(420)	286,540	(4,914)	366,662	(5,334)
Corporate bonds and notes	132,580	(840)	41,469	(397)	174,049	(1,237)

Total temporarily impaired securities	$420,798	($2,658)	$463,049	($8,221)	$883,847	($10,879)

U.S. Treasury securities and U.S. government agency obligations. The unrealized losses on the Company’s investments in U.S. Treasury securities and direct obligations of U.S. government agencies were caused by interest rate increases. Because the Company has the ability and intent to hold these investments until a recovery of their amortized cost, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005.

Mortgage-backed securities. The unrealized losses on the Company’s investment in federal agency mortgage-backed securities were caused by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of their amortized cost, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005.

Corporate bonds and notes. The Company’s unrealized loss on investments in corporate bonds and notes was caused by a general increase in market interest rates. Included are 34 issuers with a carrying value of $345.0 million and a fair value of $338.3 million. These bonds have at least an S&P rating of at least A3 and a Moody’s rating of at least BBB+ except for notes issued by the Ford Motor Credit Company. These notes had a carrying and fair value of $2.0 million at December 31, 2005 and they were paid off on February 1, 2006. The Company’s

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

review of the credit ratings determined that there were no downgrades during the year except for the $2.0 million Ford Motor Credit Company notes. Because the Company has the ability and intent to hold these investments until a recovery of their amortized cost, which may be at maturity, it does not consider any to be other-than-temporarily impaired at December 31, 2005.

Note 5 LOANS

The Company’s lending activities are conducted primarily in Vermont, New Hampshire, Massachusetts and Maine, with additional activity relating to nearby trading areas in New York, Connecticut and Quebec. The Banks make single-family and multi-family residential loans, commercial real estate loans, commercial & industrial loans, and a variety of consumer loans and municipal loans. In addition, the Banks make loans for the construction of residential homes, multi-family and commercial properties, and for land development.

Major classifications of loans at December 31, 2005 and 2004 are as follows:

	2005	2004
	(in thousands)
Commercial & industrial	$848,420	$801,369
Municipal	160,357	106,120
Multi-family	196,590	182,541
Commercial real estate	1,778,202	1,590,457
Construction	192,165	174,283
Residential real estate	737,462	688,017
Home equity credit lines	316,465	294,656
Consumer	257,829	239,750

Total gross loans	4,487,490	4,077,193
Allowance for loan losses	(60,822)	(59,031)

Net loans	$4,426,668	$4,018,162

Loans held for sale	$19,737	$33,535

Changes in the allowance for loan losses are summarized as follows:

	2005	2004	2003
	(in thousands)
Balance at beginning of year	$59,031	$57,464	$48,197
Allowance acquired through acquisitions	—	—	7,936
Provision for credit losses	5,154	4,377	7,175
Loan recoveries	3,812	4,340	4,194
Loans charged off	(5,975)	(7,150)	(10,038)
Transferred to liability for unfunded commitments	(1,200)	—	—

Balance at end of year	$60,822	$59,031	$57,464

The principal amount of loans on nonaccrual status was $15,819,400 and $19,915,000 at December 31, 2005 and 2004, respectively. At the end of 2005 and 2004, the Company had no loans whose terms had been substantially modified in troubled debt restructurings.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amount of interest which was not earned but which would have been earned had nonaccrual loans performed in accordance with their original terms and conditions was as follows:

	2005	2004	2003
	(in thousands)
Interest income in accordance with original loan terms	$1,895	$1,762	$1,937
Interest income recognized	564	359	1,497

Reduction in interest income	$1,331	$1,403	$440

Information regarding loans that were considered to be impaired under SFAS 114 is as follows:

	December 31,
	2005	2004	2003
	(in thousands)
Investment in impaired loans	$8,076	$15,211	$9,863
Impaired loans with no specific reserve	4,581	8,670	4,197
Impaired loans with a specific reserve	3,495	6,541	5,666
Specific reserve for impaired loans	1,061	2,040	1,725
Average investment in impaired loans during the year	11,915	15,024	10,130
Cash-basis interest income recognized during the year	143	2	2
Accrual-basis interest income recognized during the year	—	—	14

Residential mortgage loans serviced for others, which are not reflected in the consolidated balance sheets, totaled approximately $2.098 billion and $2.142 billion at December 31, 2005 and 2004, respectively. No recourse provisions exist in connection with such servicing.

The following table is a summary of activity for mortgage servicing rights purchased and originated for the three years ended December 31, 2005:

	Purchased	Originated	Total
	(in thousands)
Balance at December 31, 2002	$982	$7,509	$8,491
MSR’s obtained in Granite acquisition	—	1,480	1,480
Additions	—	7,839	7,839
Amortization	(1,279)	(9,998)	(11,277)
Recovery of impairment	870	4,862	5,732

Balance at December 31, 2003	573	11,692	12,265
Additions	—	5,090	5,090
Amortization	(551)	(6,669)	(7,220)
Recovery of impairment	388	1,303	1,691

Balance at December 31, 2004	$410	$11,416	$11,826
Additions	—	5,619	5,619
Amortization	(177)	(3,907)	(4,084)
Recovery of impairment	78	302	380

Balance at December 31, 2005	$311	$13,430	$13,741

SFAS 140 requires enterprises to measure the impairment of servicing assets based on the difference between the carrying amount of the servicing rights and their current fair value. Fair value is measured as the

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

discounted cash flow of future servicing income expected to be received based upon market conditions at the time the estimate is made. Significant assumptions made by management at December 31, 2005 include discount rate (9%), weighted average prepayment speed (201 PSA/12.06 CPR), weighted average servicing fee (25.60 basis points) and net cost to service loans ($17/loan). Based upon these assumptions, the Company calculated the fair value of its servicing rights to be $21.464 million at December 31, 2005.

The Company stratifies its servicing portfolio based upon interest rate (in increments of 50 basis points) and original loan term (primarily 15 and 30 year). The estimated market value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds, and discount rates.

At December 31, 2005 and 2004, the impairment valuation allowance was $639,000 and $1,041,000, respectively.

The estimated sensitivity of the current fair value of the mortgage servicing rights portfolio to changes in interest rates at December 31, 2005, was as follows:

Change in Market Interest Rates	Change in fair value
–25 bps	$(1,037)
–50 bps	(2,105)
–100 bps	(4,228)
–200 bps	(8,084)
+25 bps	979
+50 bps	1,799
+100 bps	3,158
+200 bps	5,109

The sensitivities in the table above are hypothetical and should be used with caution. The effect of a variation in a particular assumption on the fair value of the mortgage servicing right is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. Because the amount recognized on the Company’s balance sheet is at the lower of cost or market (fair value), changes in the calculated fair value of mortgage servicing rights will not necessarily translate to a corresponding change in the amount shown on the balance sheet.

Note 6 PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2005 and 2004 are summarized as follows:

	2005	2004	Estimated Original Useful Lives
	(in thousands)
Land	$12,672	$11,711	—
Buildings and improvements	62,734	55,773	25-50 years
Leasehold improvements	13,625	12,434	2-50 years
Furniture and equipment	52,851	51,916	3-15 years
Construction in progress	406	10,848	—

Premises and equipment, gross	142,288	142,682
Accumulated depreciation and amortization	(72,557)	(68,411)

Premises and equipment, net	$69,731	$74,271

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total depreciation expense amounted to approximately $8,066,000, $7,977,000 and $8,362,000 in 2005, 2004 and 2003.

The Company is obligated under various noncancelable operating leases for premises and equipment expiring in various years through 2021. Total lease expense, net of income from subleases, amounted to approximately $4,518,000, $4,560,000 and $4,480,000 in 2005, 2004, and 2003, respectively.

Future minimum rental commitments for noncancelable operating leases on premises and equipment with initial or remaining terms of one year or more at December 31, 2005 are as follows:

Year	Lease Obligations
(in thousands)
2006	$4,987
2007	4,135
2008	2,782
2009	1,997
2010	1,310
Thereafter	7,433

Total minimum lease payments	$22,644

Note 7 BORROWINGS

Borrowings at December 31, 2005 and 2004 consisted of the following:

	2005	2004
	(in thousands)
Federal funds purchased, 2.25% in 2004	$—	$101,947
Securities sold under agreements to repurchase	56,315	76,716
Trust preferred securities	125,000	125,000
Bank revolving debt @ 3.37%	3,273	—
Note Payable, 6.18% in 2005 and 4.35% in 2004, due January 1, 2015	290	273
FHLB Advances:
Maturing December 27, 2010 @ 4.80%, (callable)	20,000	20,000
Maturing March 28, 2011 @ 3.99% (called 12/27/05)	—	10,031
Maturing April 19, 2011 @ 3.50%	1,416	1,463
Maturing August 1, 2011 @ 5.00%	560	560
Maturing January 17, 2012 @ 3.95% (called 1/17/06)	20,000	19,996
Maturing December 29, 2023 @ 0.13%	469	485

Total Borrowings	$227,323	$356,471

Securities sold under agreements to repurchase are collateralized by U.S. Treasury and agency securities, mortgage-backed securities and corporate notes or bonds. These assets had a carrying value and a market value of $63,802,000 and $61,418,000 respectively, at December 31, 2005, and $86,090,000 and $85,043,000, respectively, at December 31, 2004. The borrowings from the Federal Home Loan Bank of Boston are secured by residential mortgage loans held in the Company’s loan portfolio.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following information relates to securities sold under agreements to repurchase:

	2005	2004	2003
	(in thousands)
Average balance outstanding during the year	$86,701	$73,860	$97,508
Average interest rate during the year	1.73%	0.84%	1.42%
Maximum amount outstanding at any month-end	$149,750	$79,365	$123,131

The following information relates to FHLB borrowings:

	2005	2004	2003
	(in thousands)
Average balance outstanding during the year	$52,365	$52,942	$177,494
Average interest rate during the year	4.30%	4.47%	3.81%
Maximum amount outstanding at any month-end	$52,533	$52,535	$272,644

On May 21, 2002, a wholly-owned subsidiary of the Company, Chittenden Capital Trust I (the “Trust”), issued $125 million of 8% trust preferred securities (“TPS”) to the public and invested the proceeds from this offering in an equivalent amount of junior subordinated debentures issued by the Company. These debentures are the sole asset of the trust subsidiary. The proceeds from the offering, which was net of $4.5 million of issuance costs, were used as the cash consideration in the Granite Bank acquisition. The TPS pay interest quarterly, are mandatorily redeemable on July 1, 2032 and may be redeemed by the Trust at par any time on or after July 1, 2007. The Company has fully and unconditionally guaranteed the TPS issued by the Trust.

Concurrent with the issuance of these securities, the Company entered into interest rate swap agreements with two counterparties, in which the Company will receive 8% fixed on the notional amount of $125 million, while paying the counterparties a variable rate based on the three month LIBOR (London Interbank Offered Rate), plus approximately 122 basis points.

The following information relates to TPS borrowings:

	2005	2004	2003
	(in thousands)
Average balance outstanding during the year	$125,000	$125,000	$125,000
Average effective interest rate during the year (net of interest rate swaps)	4.58%	2.73%	2.48%
Maximum amount outstanding at any month-end	$125,000	$125,000	$125,000

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8 INCOME TAXES

Income tax expense consists of the following:

	2005	2004	2003
	(in thousands)
Current payable
Federal	$44,668	$35,070	$41,260
State	6,980	6,904	6,874

	51,648	41,974	48,134
Deferred (prepaid)
Federal	(4,152)	1,407	(5,471)
State	(472)	(354)	(914)

	(4,624)	1,053	(6,385)

Income tax expense	$47,024	$43,027	$41,749

Current income taxes receivable, included in other assets, were $2,285,000 and $3,262,000 at December 31, 2005 and 2004, respectively. The State of Vermont assesses a franchise tax for banks in lieu of a bank income tax. The franchise tax, assessed based on deposits, amounted to approximately $3,012,000, $2,977,000, and $2,757,000 in 2005, 2004, and 2003, respectively. These amounts are included in income tax expense in the accompanying consolidated statements of income. The Company is also taxed on income in the other states in which it operates.

The following is a reconciliation of the provision for Federal income taxes, calculated at the statutory rate, to the recorded income tax expense:

	2005	2004	2003
	(in thousands)
Computed tax at statutory Federal rate of 35%	$45,645	$41,354	$40,792
Increase (decrease) in taxes from:
Amortization of intangible assets	98	98	98
Tax-exempt interest, net	(1,506)	(954)	(825)
Dividends received deduction	—	(13)	(25)
State taxes, net of Federal tax benefit	4,230	4,341	3,874
Tax credits	(2,034)	(2,169)	(1,562)
Other, net	591	370	(603)

Total	$47,024	$43,027	$41,749

Effective income tax rate	36.1%	36.4%	35.8%

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net deferred tax asset at December 31, 2005 and 2004 are as follows:

	2005	2004
	(in thousands)
Allowance for loan losses	$22,630	$22,118
Deferred compensation and pension	3,832	2,409
Depreciation	(2,256)	(262)
Accrued liabilities	(1,028)	(2,892)
Unrealized (gains) losses on securities available for sale	10,694	(551)
Basis differences, purchase accounting	(2,954)	(3,398)
Core deposit intangible	(4,690)	(5,427)
Lease financing	(333)	(1,763)
Mortgage servicing	(4,803)	(4,054)
Other	(1,002)	(1,959)

	$20,090	$4,221

Note 9 STOCKHOLDERS’ EQUITY

Treasury Stock

On October 20, 2005, the Company announced that the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Corporation’s common stock (approximately 2% of the Company’s outstanding common stock) in negotiated transactions or open market purchases. Chittenden, depending on market conditions, may repurchase its common stock without further Board authorization over the next two years. As of December 31, 2005 the Company had repurchased no shares.

Dividends

Dividends paid by the Banks are the primary source of funds available to the Company for payment of dividends to its stockholders and for other corporate needs. Applicable federal and state statutes, regulations, and guidelines impose restrictions on the amount of dividends that may be declared by the Banks. The Company paid dividends of $33.4 million, $31.9 million and $28.3 million during 2005, 2004, and 2003, respectively. These amounts represented $0.72, $0.70, and $0.64 per share.

Earnings Per Share

The following table summarizes the calculation of basic and diluted earnings per share:

	2005	2004	2003
	(in thousands except per share information)
Net income	$83,391	$75,127	$74,799

Weighted average common shares outstanding	46,503	46,106	44,720
Dilutive effect of common stock equivalents	548	625	430

Weighted average common and common equivalent shares outstanding	47,051	46,731	45,150

Basic earnings per share	$1.79	$1.63	$1.67
Dilutive effect of common stock equivalents	(0.02)	(0.02)	(0.01)

Diluted earnings per share	$1.77	$1.61	$1.66

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes options that could potentially dilute earnings per share in the future which were not included in the computation of the common stock equivalents because to do so would have been antidilutive:

	2005	2004	2003
Anti-dilutive options	445,725	449,414	768,329
Weighted average exercise price	$29.90	$29.90	$24.91

Comprehensive Income

Comprehensive income is the total of net income and all other non-owner changes in equity. The Company has chosen to display comprehensive income in the Consolidated Statements of Changes in Stockholders’ Equity. The following table summarizes reclassification detail for other comprehensive income for the years ended December 31:

	2005	2004	2003
	(in thousands)
Unrealized losses on securities available for sale, net of tax	($19,632)	($13,405)	($1,681)
Reclassification adjustment for realized (gains) losses arising during period, net of tax	(4)	(1,518)	(11,297)
Foreign currency translation adjustments	(4)	—	—
Accrued minimum pension liability, net of tax	—	—	4,284

Total other comprehensive income	($19,640)	($14,923)	$(8,694)

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

Under the plans, certain key employees and directors are eligible to receive various types of stock incentives, including, but not limited to options to, purchase a specified number of shares of stock at a specified price (including incentive stock options and non-qualified stock options); restricted stock which vests after a specified period of time; unrestricted stock awards; performance awards; and non-employee directors’ stock options to purchase stock at predetermined fixed prices. There were a total of 7,688,624 shares at December 31, 2005 and 2004 available to be issued under the plans and 5,636,131 and 5,151,393 had been issued at each of these dates.

The Company has a Performance Share Program that governs Performance Share Awards under the Stock Incentive Plan. Performance awards consist of shares of the Company’s common stock to be issued at the conclusion of the three-year performance cycle provided that performance goals are met as measured by one or more of the following: corporate profitability, EPS, ROE and/or other measures as deemed relevant by the Executive committee. The Executive Committee has determined that the 2005 Performance Share Awards will be primarily based on the following performance measure: EPS Growth Rate as compared to the Company’s peer group. In 2005, a target of 41,460 Performance Shares was set that could be earned at the end of the three-year performance cycle (2007) if the performance measures are attained. The plan is a leveraged plan meaning that if the Company is ranked in the 100th percentile versus its comparison group up to 150% of the targeted amount of

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares could be earned, or 62,190. In order to earn the full target award of 41,460, the Company would need to be ranked in the 75th percentile. If the Company is not ranked in at least the 25th percentile no shares will be awarded. Not withstanding these guidelines, the Board of Directors has the authority to reduce, but not increase, these awards if they deem it to be appropriate in the circumstances. Benefit expense related to this plan was $450,000 in 2005.

The following tables summarize information regarding the Company’s stock option plans:

	Weighted Average Exercise Price Per Share	Options
December 31, 2002	$19.98	2,449,139
Granted	21.74	1,024,687
Exercised	15.98	(368,214)
Expired	—	—

December 31, 2003	21.09	3,105,612
Granted	27.71	771,226
Exercised	18.35	(529,292)
Expired	28.83	(313)

December 31, 2004	23.07	3,347,233
Granted	24.52	485,050
Exercised	21.66	(452,184)
Expired	6.53	(6,476)

December 31, 2005	$23.49	3,373,623

OPTIONS OUTSTANDING AND EXERCISABLE

December 31, 2005

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
$ 7.72 - $20.15	738,173	5.24	$18.91	738,173	$18.91
$20.24 - $22.89	831,102	5.76	$21.95	831,102	$21.95
$22.93 - $24.50	796,836	8.33	$23.93	796,836	$23.93
$24.60 - $29.46	943,470	7.68	$27.43	943,470	$27.43
$29.77 - $36.02	64,042	2.78	$32.92	64,042	$32.92

$ 7.72 - $36.02	3,373,623	6.73	$23.49	3,373,623	$23.49

Note 11 EMPLOYEE BENEFITS

Pension Plan

The Company sponsors a qualified defined benefit pension plan that covers substantially all of its employees who meet minimum age and service requirements and the Chittenden Pension Account Plan provides benefits based on years of service and compensation earned during those years of service.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 18, 2005, the Board of Directors approved changes to the Company’s retirement program. As a result, on December 31, 2005, benefits accrued under the defined benefit Pension Account Plan were frozen based on participants’ current service and pay levels. Effective January 1, 2006, the Company’s annual contribution to the Incentive Savings and Profit Sharing Plan (401 (k) Plan) will be enhanced for all eligible employees. The change in the defined benefit plan resulted in the recognition of a curtailment gain of $1.5 million in the second quarter of 2005. The changes to the defined benefit pension plan have been reflected in the Company’s 2005 pension cost and year-end 2005 benefit obligation as shown below.

The changes in the benefit obligation for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004
	(in thousands)
Projected benefit obligation at beginning of year	$71,378	$59,913
Service cost	4,189	3,419
Interest cost	4,030	3,697
Plan amendments	—	845
Actuarial loss	1,901	5,412
Disbursements	(3,751)	(1,908)
Curtailment	(10,679)	—

Projected benefit obligation at end of year	$67,068	$71,378

The accumulated benefit obligations for the pension plan at the end of 2005 and 2004 were $67,067,768 and $62,128,975, respectively.

Weighted-average assumptions used in determining pension obligations for the years ended December 31:

	2005	2004
Discount rate	5.75%	5.75%
Rate of compensation increase	4.50%	4.50%

The changes in the plan assets for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004
	(in thousands)
Fair value of assets at beginning of year	$64,450	$57,146
Actual return on plan assets	4,877	4,212
Company contributions	7,500	5,000
Disbursements	(3,751)	(1,908)

Fair value of assets at end of year	$73,076	$64,450

The asset allocation for the Company’s pension plan at December 31, 2004 and 2005, and the target asset allocation for 2006, by asset category are as follows:

Asset Category	2004	2005	Target Asset Allocation 2006
Equity securities	63%	67%	40-75%
Debt securities	22%	20%	20-55%
Cash	15%	13%	0-20%

Total	100%	100%

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Chittenden uses a measurement date of September 30 for its pension plan. The cash positions shown in the actual allocation are due to significant contributions made just prior to the measurement date, which at the time had not yet been allocated into other asset categories.

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

The funded status of the plan year-end, reconciled to the amount on the statement of financial position, follows:

	2005	2004
	(in thousands)
Fair value of plan assets	$73,076	$64,450
Projected benefit obligation	(67,068)	(71,378)

Funded status	6,008	(6,928)
Prior service cost not yet recognized in net periodic pension cost	—	(1,911)
Unrecognized net loss from actual experience versus assumptions	11,928	21,595

Prepaid pension benefit included in other assets	$17,936	$12,756

	2005	2004
	(in thousands)
Prepaid benefit cost	$17,936	$12,756
Accrued benefit cost	—	—

Net amount recognized	$17,936	$12,756

At the end of 2005 and 2004, the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for the pension plan with a projected benefit obligation in excess of plan assets and for the pension plan with an accumulated benefit obligation in excess of plan assets were as follows:

	Projected Benefit Obligation exceeds the Fair Value of Plan Assets		Accumulated Benefit Obligation exceeds the Fair Value of Plan Assets
	2005	2004	2005	2004
Projected benefit obligation	—	$71,378	—	—
Accumulated benefit obligation	—	62,129	—	—
Fair value of plan assets	—	64,450	—	—

Employer contributions and benefit disbursements for the years ended December 31, 2004 and 2005, and expected contributions and benefit disbursements for 2006 are as follows:

	2004	2005	Projected 2006
Employer contribution	$5,000	$7,500	$—
Benefit disbursements	1,908	3,751	$3,500

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Due to recent contributions made in excess of the minimum required amounts, the Company does not anticipate a required contribution during 2006. However, it is possible that the Company, if appropriate to its tax and cash position, will make a voluntary contribution during 2006 to respond to changes in pension funding legislation and/or to further improve the plan’s funded status.

Net pension expense components included in employee benefits in the consolidated statements of income are as follows:

	December 31,
	2005	2004	2003
	(in thousands)
Service cost	$4,189	$3,419	$2,817
Interest cost	4,030	3,697	3,376
Expected return on plan assets	(4,803)	(4,451)	(3,544)

Net amortization:
Prior service cost	(380)	(640)	(590)
Net actuarial loss	816	468	—
Transition amount	—	(112)	(129)

Total amortization	436	(284)	(719)
Curtailment (gain)	(1,531)	—	—

Net pension expense	$2,321	$2,381	$1,930

Weighted-average assumptions used to determine net cost:

	2005	2004	2003
Discount rate	5.75% / 5.25%*	6.00%	6.50%
Expected long term return on plan assets	7.25%	7.25%	7.25%
Rate of compensation increase	4.50%	4.50%	4.50%

*	5.75% was used to determine cost for the first eight months of 2005. As of May 31, 2005, the plan was remeasured due to the Company’s decision to change the delivery mechanism, effective January 1, 2006, for its employees’ pension benefit by redirecting it through the Company’s 401(k) plan. 5.25% was used for the last four months of cost of 2005.

Based on a representative allocation within the target asset allocation described above, management expects an annual long-term return for its portfolio of 7.25%. In formulating this assumed long-term rate of return, the Company considered historical returns by asset category and expectations for future returns by asset category based, in part, on simulated capital market performance over the next 15 years. Resulting expected returns by asset category have been weighted based on the target asset allocation to produce the weighted average assumption of 7.25%.

Amounts resulting from changes in actuarial assumptions used to measure the Company’s benefit obligations are not recognized as they occur, but are amortized systematically over subsequent periods.

CTC has supplemental pension arrangements with certain retired employees. The liability, included in accrued expenses and other liabilities, related to such arrangements was $1,297,000 and $1,433,000 at December 31, 2005 and 2004, respectively.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has established a supplemental executive retirement plan (SERP) for members of the executive management group. This unfunded plan is intended to cover only those benefits excluded from coverage under the Company’s qualified defined benefit pension plan as a result of IRS regulations. The design elements of this SERP mirror those of the Company’s qualified plan. In addition to the SERP, the Company has a separate arrangement with its Chief Executive Officer under which contributions are accrued based upon the Company’s return on equity (ROE). A ROE of 10% is the minimum threshold at which any contribution will be made. Benefits are payable upon attaining the age of 55, except in the event of death or disability. The liability related to the SERPs, included in accrued expenses and other liabilities was $5,021,000 and $4,530,000 at December 31, 2005 and 2004 respectively. Expenses related to this plan were $911,000, $760,000 and $614,000 in 2005, 2004 and 2003, respectively.

Other Benefit Plans

The Company has an incentive savings and profit sharing plan to provide eligible employees with a means to invest a portion of their earnings for retirement. Eligible employees of the Company may contribute, by salary reductions, up to 6% of their compensation as a basic employee contribution and may contribute up to an additional 20% of their compensation as a supplemental employee contribution. Investment in the Company’s common stock is one of the investment options available to employees; however, there are no restrictions on transfers or required holding periods.

During the three year period ended December 31, 2005, the Company made incentive savings contributions in amounts equal to 35% of each employee’s basic contribution, which was charged to benefits expense.

Year	35% Contribution Amount
2005	$1,320,000
2004	1,322,000
2003	1,184,000

The Company may also make an additional matching contribution (profit-sharing) to the incentive savings and profit sharing plan based on the extent to which the annual corporate profitability goals established by the Board of Directors are met. Benefits expense related to the additional matching contribution totaled:

Year	Profit Sharing Contribution Amount
2005	$922,000
2004	376,000
2003	761,000

The following table reflects the shares of the Company’s common stock that were purchased through the incentive savings and profit sharing plan, during each of the last three years:

Year	Shares
2005	122,226
2004	123,212
2003	132,796

The Company has established a supplemental executive savings plan. This plan is intended to cover only those benefits excluded from coverage under the Corporation’s qualified incentive savings and profit sharing

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plan as a result of IRS regulations. Any contributions under this supplemental plan, when combined with the regular pre-tax contributions shall not exceed 16% of the individual’s earnings. Benefit expense related to this plan was $110,000, $12,000 and $29,000 in 2005, 2004 and 2003, respectively.

The Company also has an Executive Management Incentive Compensation Plan. Executives at defined levels of responsibility are eligible to participate in the plan. Incentive award payments are determined on the basis of corporate and group profitability, relative performance within a defined peer group and individual performance. Awards may range from zero to 100% of annual compensation. Expenses for this plan totaled $2,235,000, $715,000 and $2,169,000 in 2005, 2004, and 2003, respectively.

The Company has a Directors’ Deferred Compensation Plan. Under the plan, Directors may defer fees and retainers that would otherwise be payable currently. Deferrals may be made to an uninsured interest bearing account or to an account recorded in equivalents of the Company’s common stock. Directors are required to defer 50% of their compensation (and may defer as much as 100%) in the equivalent of the Company’s common stock. Expenses for this plan totaled $1,256,000, $1,189,000, and $879,000 for 2005, 2004, and 2003, respectively. Based on these elections, shares that could be issued under the plan totaled 418,705 at December 31, 2005.

Note 12 FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, to meet the financing needs of their customers and to reduce their own exposure to fluctuations in interest rates, the Banks are parties to financial instruments with off-balance sheet risk, held for purposes other than trading. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Banks’ exposure to credit losses in the event of nonperformance by the other party to the financial instrument, for loan commitments and standby letters of credit, is represented by the contractual amount of those instruments, assuming that the amounts are fully advanced and that collateral or other security is of no value. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet loans. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Commitments to originate loans, unused lines of credit, and unadvanced portions of commercial real estate and construction loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments are expected to expire without being drawn upon. Therefore, the amounts presented below do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance by a customer to a third party. These guarantees are issued primarily to support public and private borrowing arrangements, bond financings, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial instruments whose contractual amounts represent off-balance sheet risk at December 31, 2005 and 2004 are as follows:

	2005	2004
	(in thousands)
Loans and Other Commitments
Commitments to originate new loans	$120,635	$204,193
Unused home equity lines of credit	365,040	313,526
Unused portions of credit card lines	55,393	39,921
Unadvanced portions of commercial & industrial loans	435,697	420,758
Unadvanced portions of commercial real estate and construction loans	245,523	173,878
Equity investment commitments to limited partnerships	13,186	4,785

Standby Letters of Credit
Notional amount of standby letters of credit fully collateralized by cash	65,345	71,880
Notional amount of other standby letters of credit	32,430	29,938
Liability associated with letters of credit recorded on balance sheet	669	510

Note 13 COMMITMENTS AND CONTINGENCIES

The Federal Reserve System requires nonmember banks to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement, included in cash and cash equivalents, was $29,483,000 and $26,097,000 at December 31, 2005 and 2004, respectively.

The Company has entered into severance agreements with the Chief Executive Officer and several members of senior management. These agreements are triggered by a change of control under certain circumstances. Payments are equal to 2.99 times annual salary for the Chief Executive Officer and from 1 to 2 times annual salary for the individual participating members of senior management.

Various legal claims against the Company arising in the normal course of business were outstanding at December 31, 2005. Management, after reviewing these claims with legal counsel, is of the opinion that the resolution of these claims will not have a material effect on the financial condition or results of operations of the Company.

Note 14 OTHER NONINTEREST EXPENSE

The components of other noninterest expense for the years presented are as follows:

	2005	2004	2003
	(in thousands)
Legal and accounting	$3,631	$2,695	$3,105
Marketing	3,247	3,466	3,282
Software and supplies	7,344	7,845	7,288
Net OREO and collection expenses	(51)	(617)	(129)
Telephone	2,438	2,829	3,210
Postage	2,454	2,865	3,009
Outside services	2,101	2,430	2,308
Other	17,633	14,082	14,932

	$38,797	$35,595	$37,005

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

Loans

Fair values are estimated for portfolios of loans with similar financial and credit characteristics. The loan portfolio was evaluated in the following segments: 1) commercial loans which include commercial & industrial, municipal, multi-family, commercial real estate and construction and 2) residential real estate loans including home equity credit lines.

The fair value of performing commercial loans is estimated by discounting cash flows through the estimated maturity using discount rates that reflect the expected maturity, credit and interest rate risk inherent in such loans. The fair value of nonperforming commercial loans is estimated using historical net charge-off experience applied to the nonperforming balances. For performing residential real estate loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources. The fair value of municipal loans is estimated to be equal to amortized cost since most of these loans mature within nine months. The fair value of consumer loans is estimated based on secondary market prices for asset-backed securities with similar characteristics.

Mortgage Servicing Rights

The fair value is estimated by discounting the future cash flows through the estimated maturity of the underlying mortgage loans.

Deposits

The fair value of deposits with no stated maturity is equal to the amount payable on demand, that is, the carrying amount. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate used is based on the estimated rates currently offered for deposits of similar remaining maturities.

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

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$180,707	$180,707	$136,468	$136,468
Securities available for sale	1,383,909	1,383,909	1,446,221	1,446,221
FRB and FHLB stock	19,352	19,352	19,243	19,243
Loans, net	4,426,668	4,403,151	4,018,162	4,029,935
Loans held for sale	19,737	19,737	33,535	33,535
Mortgage servicing rights	13,741	21,464	11,826	17,198
Financial liabilities:
Deposits:
Demand	973,752	988,096	890,561	890,561
Savings	489,734	489,734	519,623	519,623
NOW	861,000	861,000	890,701	890,701
CMA / money market	1,749,878	1,749,878	1,577,474	1,577,474
Certificates of deposit less than $100,000	814,289	810,778	752,828	755,337
Certificates of deposit of $100,000 and over	625,682	623,959	407,543	406,539
Borrowings	227,323	227,201	356,471	356,214
Commitments	669	704	510	682

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16 PARENT COMPANY FINANCIAL STATEMENTS

Chittenden Corporation (Parent Company Only)

BALANCE SHEETS

	December 31,
	2005	2004
	(in thousands)
Assets
Cash and cash equivalents	$88,657	$66,723
Investment in subsidiaries	729,784	695,017
Other assets	6,351	14,868

Total assets	$824,792	$776,608

Liabilities and stockholders’ equity
Liabilities:
Accrued expenses and other liabilities	37,268	31,351
Other borrowings	125,000	125,000

Total liabilities	162,268	156,351

Total stockholders’ equity	662,524	620,257

Total liabilities and stockholders’ equity	$824,792	$776,608

STATEMENTS OF INCOME

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Operating income:
Dividends from bank subsidiaries	$46,525	$49,525	$78,350
Interest income	—	—	607

Total operating income	46,525	49,525	78,957

Operating expense:
Interest expense	6,682	4,284	2,795
Other operating expense	2,232	1,163	3,823

Total expense	8,914	5,447	6,618

Income before income taxes and equity in undistributed earnings of subsidiaries	37,611	44,078	72,339
Income tax benefit	3,298	1,938	2,301

Income before equity in undistributed earnings of subsidiaries	40,909	46,016	74,640
Equity in undistributed earnings of subsidiaries	42,482	29,111	159

Net income	$83,391	$75,127	$74,799

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income	$83,391	$75,127	$74,799
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of bank subsidiaries	(42,482)	(29,111)	(159)
Decrease in other assets	8,517	2,615	2,438
Increase in accrued expenses and other liabilities	6,179	5,874	7,159

Net cash provided by operating activities	55,605	54,505	84,237

Cash flows from investing activities:
Investments in and advanced to subsidiaries	(10,000)	—	(122,998)

Net cash used in investing activities	(10,000)	—	(122,998)

Cash flows from financing activities:
Proceeds from issuance of treasury and common stock	9,783	9,765	6,082
Dividends paid on common stock	(33,454)	(31,889)	(28,301)

Net cash provided by (used in) financing activities	(23,671)	(22,124)	(22,219)

Net increase (decrease) in cash and cash equivalents	21,934	32,381	(60,980)
Cash and cash equivalents at beginning of year	66,723	34,342	95,322

Cash and cash equivalents at end of year	$88,657	$66,723	$34,342

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the tables below) of total and Tier I capital (as defined in the regulation) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2005, that the Company and the Banks meet all capital adequacy requirements.

As of December 31, 2005, the Company and the Banks were “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as adequately or well capitalized, the Company and the Banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the tables below.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s and the Banks’ actual capital amounts (dollars in thousands) and ratios are presented in the following tables:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005
Total Capital (to Risk Weighted Assets):
Consolidated	$627,651	12.23%	$410,563	8.00%	$513,204	10.00%
Chittenden Trust Company	288,706	10.96	210,794	8.00	263,492	10.00
Bank of Western Massachusetts	68,566	11.02	49,800	8.00	62,250	10.00
Flagship Bank and Trust	46,887	11.31	33,179	8.00	41,474	10.00
Maine Bank & Trust	36,066	11.60	24,876	8.00	31,094	10.00
Ocean National Bank	135,712	11.34	95,749	8.00	119,687	10.00
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	567,190	11.05	205,344	4.00	308,016	6.00
Chittenden Trust Company	258,162	9.80	105,397	4.00	158,095	6.00
Bank of Western Massachusetts	60,766	9.76	24,959	4.00	37,438	6.00
Flagship Bank and Trust	42,543	10.26	16,589	4.00	24,884	6.00
Maine Bank & Trust	32,178	10.35	12,442	4.00	18,662	6.00
Ocean National Bank	121,827	10.18	47,875	4.00	71,812	6.00
Tier 1 Capital (to Average Assets):
Consolidated	567,190	9.09	249,598	4.00	311,997	5.00
Chittenden Trust Company	258,162	7.87	131,285	4.00	164,107	5.00
Bank of Western Massachusetts	60,766	8.95	27,168	4.00	33,959	5.00
Flagship Bank and Trust	42,543	8.05	21,133	4.00	26,417	5.00
Maine Bank & Trust	32,178	9.74	13,222	4.00	16,527	5.00
Ocean National Bank	121,827	8.44	57,731	4.00	72,163	5.00

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
Total Capital (to Risk Weighted Assets):
Consolidated	$561,046	11.64%	$385,499	8.00%	$481,874	10.00%
Chittenden Trust Company	262,528	10.70	196,252	8.00	245,315	10.00
Bank of Western Massachusetts	56,634	10.15	44,638	8.00	55,797	10.00
Flagship Bank and Trust	41,038	10.82	30,345	8.00	37,931	10.00
Maine Bank & Trust	30,870	10.52	23,482	8.00	29,352	10.00
Ocean National Bank	125,588	10.96	91,660	8.00	114,576	10.00
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	503,097	10.44	192,793	4.00	289,190	6.00
Chittenden Trust Company	233,573	9.52	98,126	4.00	147,189	6.00
Bank of Western Massachusetts	49,647	8.90	22,359	4.00	33,538	6.00
Flagship Bank and Trust	36,774	9.70	15,172	4.00	22,759	6.00
Maine Bank & Trust	27,200	9.27	11,744	4.00	17,616	6.00
Ocean National Bank	111,515	9.73	45,830	4.00	68,745	6.00
Tier 1 Capital (to Average Assets):
Consolidated	503,097	8.42	239,122	4.00	298,903	5.00
Chittenden Trust Company	233,573	7.49	124,790	4.00	155,987	5.00
Bank of Western Massachusetts	49,647	8.31	23,889	4.00	29,861	5.00
Flagship Bank and Trust	36,774	7.42	19,824	4.00	24,780	5.00
Maine Bank & Trust	27,200	9.19	11,838	4.00	14,798	5.00
Ocean National Bank	111,515	7.75	57,543	4.00	71,929	5.00

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

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies. The consolidation adjustments reflect certain eliminations of inter-segment revenue in 2003, cash and parent company investments in subsidiaries.

The following tables present the results of the Company’s reportable operating business segments:

	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Year Ended December 31, 2005
Net interest income (1)	$250,995	($6,682)	$—	$244,313
Non interest income:
Investment management income	20,017	—	—	20,017
Service charges on deposits	16,113	—	—	16,113
Mortgage servicing	1,829	—	—	1,829
Gains on sales of loans, net	9,021	—	—	9,021
Gains on sales of securities	6	—	—	6
Loss on prepayment of borrowings	—	—	—	—
Credit card income, net	4,536	—	—	4,536
Insurance commissions, net	—	6,365	—	6,365
Other non-interest income	11,953	124	—	12,077

Total non-interest income	63,475	6,489	—	69,964

Total income	314,470	(193)	—	314,277
Provision for loan losses	5,154	—	—	5,154
Depreciation and amortization expense	10,415	418	—	10,833
Salaries and employee benefits	94,011	15,581	—	109,592
Other non-interest expense	66,974	(8,691)	—	58,283

Total non-interest expense	171,400	7,308	—	178,708

Income (loss) before income taxes	137,916	(7,501)	—	$130,415
Income tax expense (benefit)	49,660	(2,636)	—	47,024

Net income (loss)	$88,256	($4,865)	$—	$83,391

End of period assets	$6,583,160	$862,408	($980,898)	$6,464,670
End of period loans, net	4,426,668	—	—	4,426,668
End of period deposits	5,602,992	—	(88,657)	5,514,335
Expenditures for long-lived assets	3,465	61	—	3,526

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Year Ended December 31, 2004
Net interest Income (1)	$229,782	$(4,284)	$—	$225,498

Non interest income:
Investment management income	21,622	—	—	21,622
Service charges on deposits	17,886	—	—	17,886
Mortgage servicing	159	—	—	159
Gains on sales of loans, net	9,661	—	—	9661
Gains on sales of securities	2,335	—	—	2,335
Loss on prepayment of borrowings	(1,194)	—	—	(1,194)
Credit card income, net	4,150	—	—	4,150
Insurance commissions, net	—	6,966	—	6,966
Other non-interest income	11,725	95	—	11,820

Total non-interest income	66,344	7,061	—	73,405

Total income	296,126	2,777	—	298,903
Provision for loan losses	4,377	—	—	4,377
Depreciation and amortization expense	10,748	306	—	11,054
Salaries and employee benefits	93,145	13,432	—	106,577
Other non-interest expense	67,253	(8,512)	—	58,741

Total non-interest expense	171,146	5,226	—	176,372

Income (loss) before income taxes	120,603	(2,449)	—	118,154
Income tax expense (benefit)	44,157	(1,130)	—	43,027

Net income (loss)	$76,446	($1,319)	$—	$75,127

End of period assets	$6,166,544	$793,520	($889,854)	$6,070,210
End of period loans, net	4,018,162	—	—	4,018,162
End of period deposits	5,101,453	—	(62,723)	5,038,730
Expenditures for long-lived assets	9,945	173	—	10,118

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Year Ended December 31, 2003
Net interest Income (1)	$221,353	$(3,290)	$—	$218,063

Non interest income:
Investment management income	20,577	—	—	20,577
Service charges on deposits	18,396	—	—	18,396
Mortgage servicing	281	—	—	281
Gains on sales of loans, net	21,765	—	—	21,765
Gains on sales of securities	17,380	—	—	17,380
Loss on prepayment of borrowings	(3,070)	—	—	(3,070)
Credit card income, net	4,079	—	—	4,079
Insurance commissions, net	—	6,870	(184)	6,686
Other non-interest income	10,957	(20)	—	10,937

Total non-interest income	90,365	6,850	(184)	97,031

Total income	311,718	3,560	(184)	315,094
Provision for loan losses	7,175	—	—	7,175
Depreciation and amortization expense	11,027	82	—	11,109
Salaries and employee benefits	95,995	14,014	—	110,009
Other non-interest expense	76,107	(5,670)	(184)	70,253

Total non-interest expense	183,129	8,426	(184)	191,371

Income (loss) before income taxes	121,414	(4,866)	—	116,548
Income tax expense (benefit)	43,015	(1,266)	—	41,749

Net income (loss)	$78,399	($3,600)	—	$74,799

End of period assets	$5,917,806	$880,403	($897,565)	$5,900,644
End of period loans, net	3,667,220	—	—	3,667,220
End of period deposits	5,004,303	—	(34,412)	4,969,891
Expenditures for long-lived assets	13,090	53	—	13,143

(1)	The Commercial Banking segment derives a majority of its revenue from net interest income. In addition, management primarily relies on net interest income, not the gross revenue and expense amounts, in managing that segment. Therefore, only the net amount has been disclosed.
(2)	Revenue derived from these non-reportable segments includes insurance commissions from various insurance related products and services, as well as other operations associated with the parent holding company.

Note 19 RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R (“SFAS 123R”)(revised December 2004), Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123, however non-employee directors are included in the scope of SFAS 123R. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS 123R allows the use of valuation models other than those prescribed in SFAS 123. On April 14, 2005, the Securities and Exchange Commission delayed the effective date for SFAS 123R, which allows companies to implement the statement at the beginning of their first fiscal year beginning after June 15, 2005, which will be January 1, 2006 for the Company. The pro forma costs of stock option expense estimated in Note 1 using the Black-Scholes method may not be representative of the costs recognized by the Company upon adoption of SFAS 123R because of, among other things, changes in the number of options granted in the future as well as future changes to underlying assumptions used in the model.

Report of Independent Registered Public Accounting Firm

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF CHITTENDEN CORPORATION:

We have completed integrated audits of Chittenden Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Chittenden Corporation (the “Company”) and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

Montpelier, VT

February 17, 2006

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

Management maintains a system of internal controls to provide reasonable assurance that the Company’s assets are safeguarded against loss and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. These internal controls include the establishment and communication of policies and procedures, the selection and training of qualified personnel and an internal auditing program that evaluates the adequacy and effectiveness of such internal controls, policies and procedures. Management recognizes that even a highly effective internal control system has inherent risks, including the possibility of human error and the circumvention or overriding of controls, and that the effectiveness of an internal control system can change with circumstances. However, management believes that the internal control system provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected on a timely basis and corrected through the normal course of business. As of December 31, 2005, management believes the internal controls were in place and operating effectively.

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

The independent accountants were engaged to perform an independent audit of the consolidated financial statements. They have conducted their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) as stated in their report which appears on page 83 and 84.

Paul A. Perrault	Kirk W. Walters
President, Chief Executive Officer and Chair of Board of Directors	Executive Vice President and Chief Financial Officer

QUARTERLY FINANCIAL DATA (Unaudited)

A summary of quarterly financial data for 2005 and 2004 is presented below:

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
	(in thousands, except per share amounts)
2005
Total interest income	$73,212	$77,615	$82,621	$86,794
Total interest expense	14,227	17,535	20,406	23,761

Net interest income	58,985	60,080	62,215	63,033
Provision for loan losses	1,075	1,400	1,325	1,354
Noninterest income	17,559	17,176	17,778	17,451
Noninterest expense	45,440	43,380	44,660	45,228

Income before income taxes	30,029	32,476	34,008	33,902
Income tax expense	10,947	11,670	12,321	12,086

Net income	$19,082	$20,806	$21,687	$21,816

Basic earnings per share	$0.41	$0.45	$0.47	$0.46
Diluted earnings per share	0.41	0.44	0.46	0.46
Dividends paid per share	0.18	0.18	0.18	0.18

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
	(in thousands, except per share amounts)
2004
Total interest income	$64,854	$65,283	$67,969	$71,661
Total interest expense	10,143	10,359	11,300	12,467

Net interest income	54,711	54,924	56,669	59,194
Provision for loan losses	427	1,100	1,025	1,825
Noninterest income	18,003	20,638	17,841	16,923
Noninterest expense	44,602	45,963	42,811	42,996

Income before income taxes	27,685	28,499	30,674	31,296
Income tax expense	10,218	10,345	11,196	11,268

Net income	$17,467	$18,154	$19,478	$20,028

Basic earnings per share	$0.38	$0.40	$0.42	$0.43
Diluted earnings per share	0.37	0.39	0.42	0.43
Dividends paid per share	0.16	0.18	0.18	0.18

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2005, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Also, based on management’s evaluation, there was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Chittenden’s management including the Company’s CEO and CFO, assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management concluded that, as of December 31, 2005, the Company’s internal control over financial reporting was effective based on those criteria.

Chittenden’s independent auditors, PricewaterhouseCoopers, LLP, an independent registered public accounting firm, have issued an attestation report on our management’s assessment of the Company’s internal control over financial reporting. Their report is included herein below.

ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM

See Report of Independent Registered Public Accounting Firm on pages 83 and 84.

ITEM 9B OTHER INFORMATION

On October 19, 2005, the Board, after analyzing the retainers paid to the Boards of other Bank Holding Companies in its peer group, voted to increase the annual retainer paid to its members from $8,000 to $12,000 on a pro rata basis effective October 1, 2005.

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

(2) FINANCIAL STATEMENT SCHEDULES

There are no financial statement schedules required to be included in this report.

(3) EXHIBITS

(a) The following are included as exhibits to this report:

3 (i).1	Amended and restated Articles of Incorporation of the Company, incorporated herein by reference to the Proxy Statement for the 1999 Annual Meeting of Stockholders.

3 (ii).1	By-laws of the Company, as amended and restated as of October 18, 1997 and further amended as of January 21, 2004 is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.	Statement of the Company regarding its Dividend Reinvestment Plan is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.

10.1	Directors’ Deferred Compensation Plan, dated April 1972, as amended May 20, 1992, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.

10.2	Amended and Restated Pension Plan, incorporated herein by reference to the Company’s Annual Report on Form 10-Q for the period ended September 30, 1996.

10.3	Incentive Savings and Profit Sharing Plan, attached to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994, as amended for the year ended December 31, 1995.

10.4	Letter from the Company to Paul A. Perrault, dated July 26, 1990, regarding terms of employment, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.

10.7	Executive Management Incentive Compensation Plan (“EMICP”), incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

10.8	Amendment to EMICP to increase cap on awards from 60% to 100% of base salary, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

10.9	The Company’s Stock Incentive Plan, amended and restated February 21, 2001, incorporated herein by reference to the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders.

10.10	Compensation plan of Paul A. Perrault, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

10.11	Supplemental Executive Retirement Plan of Paul A. Perrault, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.12	Supplemental Executive Cash Balance Restoration Plan, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.13	Supplemental Executive Savings Plan, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.14	The Company’s Amended and Restated Directors’ Omnibus Long-Term Incentive Plan, incorporated herein by reference to the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders.

10.15	Chittenden Corporation Stock Incentive Plan Option Agreement, incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004.

10.16	Chittenden Corporation Amended and Restated Directors’ Omnibus Long-Term Incentive Plan—Non-Employee Director Stock Option Agreement, incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004.

10.17	Employment Agreement of Paul A. Perrault incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.18	Employment Agreement of Kirk W. Walters incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.19	Employment Agreement of John P. Barnes incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.20	Employment Agreement of John W. Kelly incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.21	Employment Agreement of F. Sheldon Prentice incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.22	Chittenden Corporation Performance Share Program, incorporated herein by reference to the Company’s Quarterly report for the quarter ended March 31, 2005.

10.23	Chittenden Corporation Form of Performance Share Award Agreement, incorporated herein by reference to the Company’ Quarterly Report for the quarter ended September 30, 2005.

*10.24	Employment Agreement of Danny H. O’Brien.

14	The Company’s Policy on Ethics and Professional Standards was approved by the Chittenden Board of Directors on September 17, 2003 and is available on www.chittendencorp.com. A copy of the code of ethics will be provided to any person without charge upon request to the Secretary of the Company.

*21	List of subsidiaries of the Registrant.

*23	Consent of PricewaterhouseCoopers LLP

*31.1	Certification of Chairman, President and Chief Executive Officer Paul A. Perrault required by Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Executive Vice President and Chief Financial Officer Kirk W. Walters required by Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chairman, President and Chief Executive Officer Paul A. Perrault required by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Executive Vice President and Chief Financial Officer Kirk W. Walters required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed / furnished herewith

EXHIBITS

(c)

EXHIBIT 21    LIST OF SUBSIDIARIES OF CHITTENDEN CORPORATION

Chittenden Trust Company, Vermont, d/b/a Chittenden Bank, and Mortgage Service Center, Chittenden Trust Company’s subsidiaries Chittenden Securities, Inc., Chittenden Insurance Products and Services, Inc, d/b/a The Chittenden Insurance Group, and Chittenden Commercial Finance

The Bank of Western Massachusetts, Massachusetts

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

Date: February 15, 2006	CHITTENDEN CORPORATION

	By:	/s/ PAUL A. PERRAULT
Paul A. Perrault
President, Chief Executive Officer and Chairman of the Board of Directors

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ PAUL A. PERRAULT	President, Chief Executive Officer and Chairman of the Board of Directors	2/15/06

/s/ KIRK W. WALTERS	Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	2/15/06

/s/ SALLY W. CRAWFORD	Director	2/15/06

PHILIP M. DRUMHELLER	Director	2/15/06

JOHN K. DWIGHT	Director	2/15/06

LYN HUTTON	Director	2/15/06

/s/ JAMES C. PIZZAGALLI	Director	2/15/06

/s/ ERNEST A. POMERLEAU	Director	2/15/06

/s/ MARK W. RICHARDS	Director	2/15/06

/s/ CHARLES W. SMITH, JR.	Director	2/15/06

/s/ PALL D. SPERA	Director	2/15/06

/s/ OWEN W. WELLS	Director	2/15/06

CHITTENDEN CORPORATION

SKU-#0667-TK-06