Form 10-Q
period 2006-03-31
CHITTENDEN CORP /VT/
filed 2006-04-21
CIK 200138

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of a “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):    Large Accelerated Filer  ☒     Accelerated Filer  ☐    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

At April 20, 2006, there were 46,788,922 shares of the Corporation’s $1.00 par value common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Chittenden Corporation

Consolidated Balance Sheets

(Unaudited)

	March 31, 2006	December 31, 2005
	(in thousands)
Assets:
Cash and cash equivalents	$142,887	$180,707
Securities available for sale	1,344,016	1,383,909
FRB and FHLB stock	19,352	19,352
Loans held for sale	19,319	19,737
Loans:
Commercial & Industrial	836,986	848,420
Municipal	172,443	160,357
Multi-family	195,809	196,590
Commercial real estate	1,827,096	1,778,202
Construction	212,824	192,165
Residential real estate	731,798	737,462
Home equity credit lines	316,355	316,465
Consumer	254,719	257,829

Total Loans	4,548,030	4,487,490
Less: Allowance for loan losses	(61,464)	(60,822)

Net loans	4,486,566	4,426,668

Accrued interest receivable	32,772	32,621
Other assets	93,673	93,377
Premises and equipment, net	68,568	69,731
Mortgage servicing rights	13,966	13,741
Identified intangibles	16,991	17,655
Goodwill	216,038	216,038

Total assets	$6,454,148	$6,473,536

Liabilities:
Deposits:
Demand	$929,718	$973,752
Savings	489,944	489,734
NOW	906,934	861,000
CMAs/ Money market	1,584,777	1,749,878
Certificates of deposit less than $100,000	853,645	814,289
Certificates of deposit $100,000 and over	618,319	625,682

Total deposits	5,383,337	5,514,335
Securities sold under agreements to repurchase	53,238	56,315
Other borrowings	288,482	171,008
Accrued expenses and other liabilities	59,295	60,488

Total liabilities	5,784,352	5,802,146
Stockholders’ Equity:
Preferred stock - $100 par value authorized – 1,000,000 shares; issued and outstanding - none	—	—
Common stock - $1 par value; authorized – 120,000,000 shares; issued – 50,234,661 in 2006 and 50,219,825 in 2005	50,235	50,220
Surplus	272,696	276,278
Retained earnings	430,811	419,057
Treasury stock, at cost – 3,486,280 shares in 2006 and 3,390,777 shares in 2005	(64,189)	(60,801)
Accumulated other comprehensive income	(25,216)	(18,968)
Directors deferred compensation to be settled in stock	5,459	5,604

Total stockholders’ equity	669,796	671,390

Total liabilities and stockholders’ equity	$6,454,148	$6,473,536

The accompanying notes are an integral part of these consolidated financial statements.

Chittenden Corporation

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
	(in thousands, except per share amounts)
Interest income:
Loans	$73,265	$58,151
Investments	14,694	15,061

Total interest income	87,959	73,212

Interest expense:
Deposits	23,065	11,268
Borrowings	3,898	2,959

Total interest expense	26,963	14,227

Net interest income	60,996	58,985
Provision for credit losses	1,533	1,075

Net interest income after provision for credit losses	59,463	57,910

Noninterest income:
Investment management and trust	5,153	4,971
Service charges on deposits	3,929	4,041
Mortgage servicing	663	355
Gains on sales of loans, net	1,370	2,131
Credit card, net	1,192	975
Insurance commissions, net	2,046	2,364
Other	3,234	2,722

Total noninterest income	17,587	17,559

Noninterest expense:
Salaries	22,917	21,676
Employee benefits	5,752	6,479
Net occupancy	6,150	6,326
Data processing	971	775
Amortization of intangibles	665	774
Other	9,945	10,182

Total noninterest expense	46,400	46,212

Income before income taxes	30,650	29,257
Income tax expense	10,452	10,175

Net income	$20,198	$19,082

Basic earnings per share	$0.43	$0.41
Diluted earnings per share	0.43	0.41
Dividends per share	0.18	0.18

The accompanying notes are an integral part of these consolidated financial statements.

Chittenden Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$20,198	19,082
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,533	1,075
Depreciation	1,930	2,085
Amortization of intangible assets	665	774
Amortization of premiums, fees, and discounts, net	1,011	3,573
Share-based payment compensation	1,028	—
Recovery of MSR impairment	(116)	(292)
Deferred (prepaid) income taxes	(2,098)	(703)
Loans originated for sale	(66,751)	(84,716)
Proceeds from sales of loans	67,599	96,978
Gains on sales of loans, net	(1,370)	(2,131)
Changes in assets and liabilities:
Accrued interest receivable	(151)	513
Other assets	8,584	(1,227)
Accrued expenses and other liabilities	(4,544)	9,802

Net cash provided by operating activities	27,518	44,813

Cash flows from investing activities:
Proceeds from purchase of FRB and FHLB stock	—	(109)
Proceeds from principal payments on securities available for sale	52,009	56,688
Purchases of securities available for sale	(24,723)	(44,368)
Loans originated, net of principal repayments	(63,251)	(52,403)
Purchases of premises and equipment	(767)	(150)

Net cash used in investing activities	(36,732)	(40,342)

Cash flows from financing activities:
Net increase (decrease) in deposits	(130,998)	24,433
Net increase (decrease) in repurchase agreements	(3,077)	14,727
Net increase (decrease) in other borrowings	117,474	(25,337)
Common stock transactions – net	1,144	450
Dividends on common stock	(8,440)	(8,351)
Repurchase of common stock	(4,709)	—

Net cash provided by (used in) financing activities	(28,606)	5,922

Net (increase) decrease in cash and cash equivalents	(37,820)	10,393
Cash and cash equivalents at beginning of period	180,707	136,468

Cash and cash equivalents at end of period	142,887	146,861

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$26,844	$14,715
Income taxes	6,600	8,866
Non-cash investing and financing activities:
Loans transferred to other real estate owned	163	8
Issuance of treasury and restricted stock	816	374

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

The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.

Certain amounts presented for the period have been reclassified to conform with the presentation used in the current period. Such reclassifications relate to the classification of State of Vermont franchise taxes, which were reclassified to other noninterest expense. See “Income Taxes” discussion in the Management’s Discussion and Analysis.

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) which amends SFAS 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company adopted SFAS 123R using the modified retrospective method. The modified retrospective method requires that compensation cost be recognized beginning with the effective date 1) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and 2) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R. The modified retrospective method also allows companies to adjust prior year financials based on the amounts previously reported under the SFAS 123 pro forma disclosures for all prior periods for which SFAS 123 was effective. See Note 7 for a more detailed description of the Company’s adoption of SFAS 123R.

NOTE 2 – ACQUIRED INTANGIBLE ASSETS

	As of March 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Amortized intangible assets
Core deposit intangibles	$28,541	$15,370	$13,171
Customer list intangibles	3,498	1,079	2,419
Acquired trust relationships	4,000	2,599	1,401

Total	$36,039	$19,048	$16,991

(in thousands)
Aggregate Amortization Expense:
For three months ended March 31, 2006	$665
Estimated Amortization Expense:
For year ended 12/31/07	$2,659
For year ended 12/31/08	2,659
For year ended 12/31/09	2,659
For year ended 12/31/10	2,542
For year ended 12/31/11	2,379

NOTE 3 – GOODWILL

The changes in the carrying amount of goodwill for the three months ended March 31, 2006 are as follows:

(in thousands)	Commercial Banking Segment	Other Segment	Total

Balance as of December 31, 2005	$210,986	$5,052	$216,038
Goodwill acquired during year	—	—	—
Impairment losses	—	—	—

Balance as of March 31, 2006	$210,986	$5,052	$216,038

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

Concurrent with the issuance of these Trust Preferred Securities, the Company entered into interest rate swap agreements with two counterparties, in which the Company will receive 8% fixed on the notional amount of $125 million, while paying the counterparties a variable rate based on the three month LIBOR (London Interbank Offered Rate), plus approximately 122 basis points.

NOTE 5 – COMPREHENSIVE INCOME

The Company’s comprehensive income for the three months ended March 31, 2006 and 2005 is presented below (amounts in thousands):

	For the Three Months Ended March 31,
	2006	2005
Net Income	$20,198	$19,082
Unrealized losses on securities available for sale, net of tax	(6,252)	(14,419)
Reclassification adjustments for gains (losses) arising during the period, net of tax	—	—
Foreign currency translation adjustments	4	—

Total Comprehensive Income	$13,950	$4,663

NOTE 6 – EARNINGS PER SHARE

The following table summarizes the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2006	2005
	(in thousands except per share information)
Net income	$20,198	$19,082

Weighted average common shares outstanding	46,804	46,385
Dilutive effect of common stock equivalents	597	533

Weighted average common and common equivalent shares outstanding	47,401	46,918

Basic earnings per share	$0.43	$0.41
Diluted earnings per share	0.43	0.41

The following table summarizes options that could potentially dilute earnings per share in the future which were not included in the computation of the common stock equivalents because to do so would have been anti-dilutive:

	Three Months Ended March 31,
	2006	2005
Anti-dilutive options	905,142	469,720
Weighted average exercise price	$29.51	$29.77

NOTE 7 – STOCK PLANS

Effective January 1, 2006, the Company adopted SFAS 123R using the modified retrospective method to account for share-based payments to employees and the Company’s Board of Directors. In accordance with the modified retrospective method, the Company has adjusted previously reported results to reflect the effect of expensing stock options granted during those periods. The cumulative adjustment associated with the adoption of SFAS 123R increased the Company’s deferred tax asset $4.2 million, surplus $19.8 million and decreased retained earnings $15.6 million as of March 31, 2006.

The primary type of share-based payment utilized by the Company is stock options. Stock options are awards which allow the employee to purchase shares of the Company’s stock at a fixed price. Stock options are granted at an exercise price equal to the Company stock price at the date of grant. Prior to 2006, the stock options issued by the Company generally had a contractual term of ten years and vested immediately at the time of issuance. The stock options issued in the first quarter of 2006 vest over one year and have a contractual term of ten years.

The following table summarizes stock option activity during the first quarter of 2006:

	Weighted-Average Exercise Price Per Share	Options
Outstanding at December 31, 2005	$23.49	3,373,623
Options Granted	29.11	489,500
Options Exercised	18.92	(59,876)
Options Expired	—	—

Outstanding at March 31, 2006	$24.29	3,803,247
Exercisable at March 31, 2006	$23.77	3,436,122

The Company estimates the fair value of stock option grants using the Black-Scholes valuation model and the key input assumptions are described fully in the disclosure of its critical accounting policies in Item 2 of this report on Form 10-Q. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are consistent with SFAS 123R and appropriately estimates the fair value of Chittenden’s stock option grants. Estimates of fair value are not intended to predict actual future events of the value ultimately realized by employees who receive share-based awards, and subsequent events are not indicative of the reasonableness of original estimates of fair value made by the Company under SFAS 123R.

The following table presents the key input assumptions for the Black-Scholes valuation model:

	Three Months Ended March 31,
	2006	2005 (1)
Expected Term (years)	4.79	—
Volatility	24.67	—
Risk-free interest rate	4.71%	—
Dividend yield	2.47%	—
Fair value per share	$6.55	—

(1)	The Company did not grant any stock options during the first quarter of 2005.

The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005, was $608,000 and $198,000, respectively. The total cash received from employees as a result of employee stock option exercises for the quarters ended March 31, 2006 and 2005 was approximately $1.1 million and $450,000, respectively. The tax benefit realized as a result of the stock option exercises was $207,000 in the first quarter of 2006 compared with $69,000 for the same period in 2005.

NOTE 8 – EMPLOYEE BENEFITS

Pension Plan

The Company sponsors a qualified defined benefit pension plan that covers substantially all of its employees. The Chittenden Pension Account Plan covers substantially all employees who meet minimum age and service requirements and provides benefits based on years of service and compensation earned during those years of service.

On December 31, 2005, benefits accrued under the defined benefit Pension Account Plan were frozen based on participants’ current service and pay levels. Effective January 1, 2006, the Company’s annual contribution to the Incentive Savings and Profit Sharing Plan (401 (k) Plan) was enhanced for all eligible employees.

The components of net periodic pension expense, which is included in employee benefits expense in the consolidated statements of income are presented below.

	Three Months Ended March 31, (in thousands)
	2006	2005
Service cost	$249	$967
Interest cost	961	1,056
Expected return on plan assets	(1,300)	(1,196)

Net amortization:
Prior service cost	—	(142)
Net actuarial loss	32	286
Transition cost	—	—

Total amortization	32	144

Net periodic pension expense (income)	$(58)	$971

As previously disclosed in the Company’s financial statements for the year ended December 31, 2005, due to prior contributions made in excess of the minimum required amounts, the Company does not anticipate a required contribution during 2006. The Company made voluntary contributions totaling $7.5 million to the Pension Account Plan during 2005.

NOTE 9 – BUSINESS SEGMENTS

The Company has identified Commercial Banking as its reportable operating business segment based on the fact that the results of operations are viewed as a single strategic unit by the chief operating decision-maker. The Commercial Banking segment is comprised of the five Commercial Banking subsidiaries, which provide similar products and services, have similar distribution methods, types of customers and regulatory responsibilities. Commercial Banking derives its revenue from a wide range of banking services, including lending activities, acceptance of demand, savings and time deposits, business services, investment management and trust, brokerage services, and mortgage banking.

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

The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies included in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2005. The consolidation adjustments reflect certain eliminations of inter-segment revenue, cash and parent company investments in subsidiaries.

For the Three Months Ended March 31, 2006 (in thousands)	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Net interest income (1)	$63,036	$(2,040)	$—	$60,996
Noninterest income	15,503	2,084	—	17,587
Provision for credit losses	1,533	—	—	1,533
Noninterest expense	45,212	1,188	—	46,400

Net income (loss) before income tax	31,794	(1,144)	—	30,650
Income tax expense/(benefit)	10,839	(387)	—	10,452

Net income (loss)	$20,955	$(757)	$—	$20,198

End of Period Assets	$6,575,262	$876,643	$(997,757)	$6,454,148

For the Three Months Ended March 31, 2005 (in thousands)	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Net interest income (1)	$60,390	$(1,405)	$—	$58,985
Noninterest income	15,173	2,386	—	17,559
Provision for loan losses	1,075	—	—	1,075
Noninterest expense	44,289	1,923	—	46,212

Net income (loss) before income tax	30,199	(942)	—	29,257
Income tax expense/(benefit)	10,444	(269)	—	10,175

Net income (loss)	$19,755	$(673)	$—	$19,082

End of Period Assets	$6,188,486	$800,351	$(899,515)	$6,089,322

(1)	The Commercial Banking segment derives a majority of its revenue from interest. In addition, management primarily relies on net interest income, not the gross revenue and expense amounts, in managing the segment. Therefore, only the net amount has been disclosed.
(2)	Revenue derived from these non-reportable segments includes insurance commissions from insurance related products and services, as well as other operations associated with the parent holding company.

NOTE 10 – STOCKHOLDERS’ EQUITY

On April 20, 2006 the Company declared a dividend of $0.20 per share or approximately $9.3 million, to be paid on May 12, 2006 to shareholders of record on April 28, 2006. In the first quarter of 2006 the Company repurchased 168,700 shares of common stock at $27.91 average price per share, under the existing October 20, 2005 Board of Director’s authorization to repurchase one million shares of the Company’s common stock over the next two years.

NOTE 11 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, to meet customers’ financing needs and to reduce their own exposure to fluctuations in interest rates, the Banks are parties to financial instruments with off-balance sheet risk, held for purposes other than trading. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Banks’ exposure to credit loss in the event of nonperformance by the other party to the financial instrument, for loan commitments and standby letters of credit, is represented by the contractual amount of those instruments, assuming that the amounts are fully advanced and that collateral or other security is of no value. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments. The Banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

Financial instruments whose contractual amounts represent off-balance sheet risk at March 31, 2006 (in thousands):

Loans and Other Commitments
Commitments to originate loans	$138,995
Unused home equity lines of credit	379,266
Unused portions of business credit card lines	55,472
Unadvanced portions of commercial & industrial loans	440,430
Unadvanced portions of commercial real estate and construction loans	229,026
Equity investment commitments to limited partnerships	15,395

Standby Letters of Credit
Notional amount fully collateralized by cash	$63,739
Notional amount of other standby letters of credit	36,549
Liability associated with letters of credit recorded on balance sheet	670

NOTE 12–RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the Financial Accounting Standards Board issued an exposure draft that seeks to make improvements to Statement of Financial Accounting Standards No. 132R (“SFAS 132R”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. The proposed amendment would not alter the basic approach to measuring plan assets, benefit obligations, or net periodic benefit cost (expense). Major changes to SFAS 132R proposed in the amendment include 1) the recognition of an asset or liability for the overfunded or underfunded status of a defined benefit plan, 2) the recognition of actuarial gains and losses and prior service costs and credits in other comprehensive income, 3) measurement of plan assets and benefit obligations as of the employer’s balance sheet date, rather than at interim measurement dates as currently allowed, and 4) disclosure of additional information concerning actuarial gains and losses and prior service costs and credits recognized in other comprehensive income. The amendment’s requirement for public companies to recognize on their balance sheet the asset or liability associated with the overfunded or underfunded status of a defined benefits pension plan would take effect for years ending after December 15, 2006. Companies would be required to synchronize their measurement dates to the end of their fiscal years beginning after December 31, 2006. The Company is still in the process of analyzing the effects of SFAS 132R.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156 (“SFAS 156”), Accounting for Servicing of Financial Assets. This statement amends Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires companies to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. The statement permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing assets. This statement is effective as of the beginning of a company’s first fiscal year after September 15, 2006. The Company is still in the process of analyzing the impact of SFAS 156.

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

There may be events in the future that the Company is not able to predict accurately or control and that may cause actual results to differ materially from the expectations described in forward-looking statements. Readers are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed in this report. These differences may be the result of various factors, including changes in general, national or regional economic conditions, changes in loan default and charge-off rates, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in interest rates, changes in levels of noninterest income and expense related activities, changes in the methods or rates used by governments to assess taxes against the Company including income that is exempted from taxation or expenses that are not deductible for tax purposes, and other risk factors identified from time to time in the Company’s periodic filings with the Securities and Exchange Commission, including under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Application of Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2005. The Company considers the following accounting policies and related estimates to be the most critical in their potential effect on its financial position or results of operations:

Allowance for Credit Losses. The allowance for credit losses consists of two components: (1) the allowance for loan losses and (2) the reserve for unfunded commitments. The allowance for loan losses is established through a charge against current earnings to the provision for credit losses. The allowance for loan losses is based on management’s estimate of the amount required to reflect the probable inherent losses in the loan portfolio, based on circumstances and conditions known at each reporting date in accordance with Generally Accepted Accounting Principles (“GAAP”). There are three components of the allowance for loan losses: 1) specific reserves for loans considered to be impaired or for other loans for which management considers a specific reserve to be necessary; 2) allocated reserves based upon management’s formula-based process for assessing the adequacy of the allowance for loan losses; and 3) a non-specific environmentally-driven allowance considered necessary by management based on its assessment of other qualitative factors. The allowance for loan losses is a significant estimate and is regularly reviewed by the Company for adequacy using a consistent, systematic methodology which assesses such factors as changes in the mix and volume of the loan portfolio; trends in portfolio credit quality, including delinquency and charge-off rates; and current economic conditions that may affect a borrower’s ability to repay. Adverse changes in management’s assessment of these factors could lead to additional provisions for credit losses. The Company’s methodology with respect to the assessment of the adequacy of the allowance for loan losses is more fully discussed in its Form 10-K for the year ended December 31, 2005.

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

Income Taxes. The Company estimates income tax expense in each of the jurisdictions in which it operates for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of March 31, 2006, there were no valuation allowances set aside against any deferred tax assets.

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

Stock Compensation Plans. The Company has two stock compensation plans: The Stock Incentive Plan and the Directors’ Omnibus Long-term Incentive Plan. In January 2006, the Company adopted Financial Accounting Standards Board Statement No. 123R (revised 2004), “Share-Based Payment” (SFAS 123R) which amends SFAS 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires new, modified and unvested share-based payment transactions with employees to be measured at fair value and recognized as compensation expense over the vesting period. The fair value of each option award is estimated using a Black-Scholes option valuation model that requires the Company to develop estimates for assumptions used in the model. The Black-Scholes valuation model uses the following assumptions: expected volatility, expected term of option, risk-free interest rate and dividend yield. Expected volatility estimates are developed by the Company based on historical volatility of the Company’s stock. The Company uses historical data to estimate the expected term of the options. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield in effect at the grant date. The dividend yield represents the expected dividends on the Company stock.

Management Overview

The Company’s financial results for the first quarter of 2006 reflected a 6% increase in net income and a 5% increase in earnings per share compared to the first quarter of 2005. The increases in earnings per share and net income were primarily due to higher net interest income and strong operating expense control. In addition, the Company has continued to experience excellent credit quality. Total loans increased 10% from March 31, 2005 with solid growth in several commercial categories. The Company’s deposits also experienced solid organic growth of 6.3% from March 31, 2005.

On April 20, 2006 the Board of Directors authorized an 11% increase in the quarterly dividend to $0.20 per share.

Results of Operations

The Company posted first quarter 2006 net income of $0.43 per diluted share, compared to $0.41 per diluted share posted in the first quarter of last year. Net income for the first quarter of 2006 was $20.2 million compared to $19.1 million recorded in the same quarter a year ago. Return on average equity (ROE) was 12.21% for the quarter ended March 31, 2006 compared with 12.30% for the same period in 2005. Return on average assets (ROA) was 1.27% for the first quarter of 2006, down from 1.28% for the first quarter of last year. Net interest income on a tax equivalent basis for the three months ended March 31, 2006 was $61.7 million, up from $59.4 million for the same period a year ago. The yield on earning assets was 4.20%, down 10 basis points from the first quarter of 2005. The decline in the yield on earning assets related to higher funding costs driven by the strong competition for both commercial and consumer deposits as well as the Federal Reserve increasing short-term interest rates.

The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the three months ended March 31, 2006 and 2005:

	2006			2005
	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate (1)
	(in thousands)
Assets
Interest-earning assets:
Loans:
Commercial & Industrial	$819,350	$14,829	7.34%	$797,135	$11,897	6.05%
Municipal	167,123	1,972	4.72	99,817	829	3.32
Multifamily	196,272	3,305	6.73	181,487	2,767	6.10
Commercial Real Estate	1,812,236	30,031	6.72	1,620,541	23,406	5.86
Construction	205,858	3,606	7.01	160,528	2,331	5.89
Residential	749,140	11,016	5.88	719,294	9,850	5.48
Home Equity	313,045	5,678	7.36	295,371	4,027	5.53
Consumer	254,068	3,554	5.67	242,967	3,416	5.70

Total loans	4,517,092	73,991	6.63	4,117,140	58,523	5.75
Investments:
Taxable	1,390,914	14,617	4.20	1,448,917	15,043	4.15
Tax-favored securities	499	8	6.73	1,293	21	6.67
Interest-bearing deposits in banks	250	2	2.79	150	1	1.51
Federal funds sold	6,611	69	4.22	624	5	3.13

Total interest-earning assets	5,915,366	88,687	6.05	5,568,124	73,593	5.33

Noninterest-earning assets	576,733			559,641
Allowance for loan losses	(61,689)			(59,493)

Total assets	$6,430,410			$6,068,272

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Savings	$491,024	712	0.59	$519,094	454	0.35
NOW	869,710	1,431	0.67	862,986	719	0.34
CMAs/money market	1,641,966	9,253	2.29	1,556,726	3,901	1.02
Certificates of deposit under $100,000	832,148	6,018	2.93	760,923	3,781	2.02
Certificates of deposit $100,000 and over	621,674	5,651	3.69	420,139	2,413	2.33

Total interest-bearing deposits	4,456,522	23,065	2.10	4,119,868	11,268	1.11
Securities sold under agreements to repurchase	64,576	365	2.29	117,117	419	1.45
Borrowings	256,497	3,533	5.59	269,496	2,540	3.82

Total interest-bearing liabilities	4,777,595	26,963	2.29	4,506,481	14,227	1.28

Noninterest-bearing liabilities:
Demand deposits	921,152			881,080
Other liabilities	60,605			51,340

Total liabilities	5,759,352			5,438,901
Stockholders’ equity	671,058			629,371

Total liabilities and stockholders’ equity	$6,430,410			$6,068,272

Net interest income		$61,724			$59,366

Interest rate spread (2)			3.76			4.05
Net yield on earning assets (3)			4.20			4.30

(1)	On a fully taxable equivalent basis. Calculated using a Federal income tax rate of 35%. Loan income includes fees.
(2)	Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(3)	Net yield on earning assets is net interest income divided by total interest-earning assets.

The following table attributes changes in the Company’s net interest income (on a fully taxable equivalent basis) to changes in either average balances or average rates for the three months ended March 31, 2006. Changes due to both interest rate and volume have been allocated to change due to balance and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

	QTD 2006 Compared with QTD 2005
	Increase (Decrease) in Net Interest Income Due to:		Total Increase (Decrease)
	Average Rate	Average Balance
	(in thousands)
Interest income:
Loans:
Commercial & Industrial	$2,530	$402	$2,932
Municipal	349	794	1,143
Multifamily	289	249	538
Commercial real estate	3,448	3,177	6,625
Construction	449	826	1,275
Residential real estate	728	438	1,166
Home equity	1,330	321	1,651
Consumer	(17)	155	138

Total loans	9,106	6,362	15,468

Investments:
Taxable	184	(610)	(426)
Tax-favored	—	(13)	(13)
Interest-bearing deposits	—	1	1
Federal funds sold	2	62	64

Total interest income	9,292	5,802	15,094

Interest expense:
Savings	(299)	41	(258)
NOWs	(701)	(11)	(712)
CMAs/ Money Market	(4,872)	(480)	(5,352)
Certificates of deposit under $100,000	(1,722)	(515)	(2,237)
Certificates of deposit $100,000 and over	(1,406)	(1,832)	(3,238)
Repurchase agreements	(242)	296	54
Other borrowings	(1,172)	179	(993)

Total interest expense	(10,414)	(2,322)	(12,736)

Change in net interest income	$(1,122)	$3,480	$2,358

Noninterest Income and Noninterest Expense

Noninterest income was essentially flat from the same period a year ago at $17.6 million and up slightly on a linked quarter basis. Gains on sales of loans were $1.4 million for the first quarter of 2006 compared with $2.1 million in the first quarter of 2005. The decline was primarily attributable to lower volumes of loans sold due to higher long-term market interest rates. Mortgage servicing income increased from the same period a year ago by $308, 000 due to lower amortization of mortgage servicing rights. Insurance commissions decreased from the first quarter of 2005 by $318, 000 primarily due to lower levels of performance based commissions. The increase in other noninterest income was primarily attributable to interest income received from an Internal Revenue Service refund related to the Granite acquisition.

The slight increase on a linked quarter basis was primarily due to higher insurance commissions of $912,000, and investment management and trust income of $106,000, which were substantially offset by lower gains on sales of loans. The increase in insurance commissions reflected the normal seasonality for this product line. Gains on sales of loans declined due to lower volumes of loans sold.

Noninterest expense was $46.4 million for the first quarter of 2006, compared with $46.2 million for the same period a year ago and $45.9 million on a linked quarter basis. The increase from the comparable quarter in 2005 was primarily a result of higher salary expense, which was partially offset by lower employee benefits expense. The increase in salary expense primarily resulted from the adoption of SFAS 123R, which requires companies to expense share-based payments. In the first quarter of 2006, the Company recognized $815,000 of share-based compensation in salary expense. The Company had no similar share-based expense in the first quarter of 2005 since the Company did not grant any stock options during that period. The decrease in employee benefits expense from the first quarter of 2005 was due to lower medical / dental and pension expenses, which was partially offset by higher payroll taxes. In addition, the Company experienced a decrease in other noninterest expense, which was primarily due to lower consulting and telephone expenses, and was partially offset by higher marketing costs.

The primary reasons for the increase on a linked quarter basis were higher salaries and net occupancy expense. The increase in salaries was primarily attributable to higher share based expense of $811,000 for stock options issued during the quarter. Net occupancy expense increased due to higher utility and heating costs.

Income Taxes

The Company and its subsidiaries are taxed on their income at the Federal level and by various states in which they do business. The State of Vermont levies franchise taxes on banks based upon average deposit levels in lieu of taxing income. In the first quarter of 2006 franchise taxes were reclassified for the current and prior periods to other noninterest expense based on recent accounting guidance. The franchise tax amounted to approximately $818,000 and $772,000 for the respective quarters. The Company’s effective income tax rate for the first quarter of 2006 was 34.1%, compared with 34.8% for the comparable quarter in 2005. The lower effective income tax rate was primarily attributable to increased tax-exempt municipal loan interest and higher tax credits received on investments that generate rehabilitation and low income housing credits.

Financial Position

Total loans at March 31, 2006 increased $61 million from December 31, 2005 and $420 million from the same period a year ago. The increases were attributable to continued growth across all loan categories, particularly in the commercial portfolios and municipal loans. The growth in commercial & industrial (C&I) and commercial real estate loans was particularly strong in Vermont, New Hampshire and Massachusetts. In addition, financings for commercial customers were the primary drivers for the construction loan portfolio growth, which increased $79 million from March 31, 2005.

Total deposits declined $131 million from December 31, 2005 and increased $320 million from March 31, 2005. The increase from a year ago was driven primarily by the Company’s commercial customers and resulted in higher activity in demand, CMA/money market accounts, and jumbo CDs. Repurchase agreements and other borrowings at March 31, 2006 were $342 million, compared with $227 million at December 31, 2005 and $346 million at March 31, 2005. The increase from year-end was due to higher short-term borrowings resulting from the seasonal outflow of deposits as well as to fund loan growth.

Credit Quality

The provision for credit losses was $1.5 million for the first quarter of 2006 compared to $1.1 million for the similar quarter of last year. The increase from the comparable period in 2005 was driven by higher net charge-offs, and increased nonperforming assets. Nonperforming assets include nonaccrual loans and foreclosed real estate (Other Real Estate Owned). As of March 31, 2006, nonperforming assets (NPAs) were $24.8 million, up from same period in 2005 as well as the prior year-end. As a percentage of total loans, NPAs were 55 basis points, which was up from the same quarter a year ago and from the prior year-end. Net charge-off activity totaled $891,000 for the first quarter of 2006 compared to $295,000 for the same period in 2005. The increases in nonperforming assets and net charge-offs primarily relates to one commercial finance loan in the amount of $6.7 million that was placed on non-accrual status in the first quarter of 2006.

A summary of credit quality follows:

	3/31/06	12/31/05	3/31/05
	(in thousands)
Loans on nonaccrual	$24,306	$15,819	$20,675
Other real estate owned (OREO)	538	375	17

Total nonperforming assets (NPAs)	$24,844	$16,194	$20,692

Loans past due 90 days or more and still accruing interest	$3,323	$3,038	$4,543
Allowance for loan losses	61,464	60,822	59,811
NPAs as % of loans plus OREO	0.55%	0.36%	0.50%
Allowance for credit losses as % of loans	1.38%	1.38%	1.45%
Allowance for credit losses as % of loans (excluding Municipal)	1.43%	1.43%	1.48%
Allowance for credit losses as % of nonperforming loans	257.81%	392.06%	289.29%

Provisions for and activity in the allowance for credit losses are summarized as follows:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Allowance for loan losses beginning balance	$60,822	$59,031
Provision for loan losses	1,533	1,075
Loans charged off	(1,753)	(1,154)
Loan recoveries	862	859

Allowance for loan losses ending balance	$61,464	$59,811

Components of allowance for credit losses:
Allowance for loan losses	$61,464	$59,811
Liability for unfunded credit commitments	1,200	—

Balance of allowance for credit losses	$62,664	$59,811

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

Adequacy of the allowance is determined using a consistent, systematic methodology which analyzes the size and risk of the loan portfolio. In addition to evaluating the collectibility of specific loans when determining the adequacy of the allowance for loan losses, management also takes into consideration other factors such as changes in the mix and volume of the loan portfolio, historic loss experience, amount of the delinquencies and loans adversely classified, and economic trends. The adequacy of the allowance for loan losses is assessed by an allocation process whereby specific loss allocations are made against certain adversely classified loans, and general loss allocations are made against segments of the loan portfolio which have similar attributes. The Company’s historical loss experience, industry trends, and the impact of the local and regional economy on the Company’s borrowers, were considered by management in determining the adequacy of the allowance for loan losses.

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

For a full discussion on the Company’s allowance for credit loss policies see “Allowance for Credit Losses” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Mortgage Servicing Rights

The following table summarizes activity for mortgage servicing rights purchased and originated for the three months ended March 31, 2006:

	Purchased	Originated	Total
	(in thousands)
Balance at December 31, 2005	$311	$13,430	$13,741
Additions	—	938	938
Amortization	(24)	(805)	(829)
Recovery of impairment	6	110	116

Balance at March 31, 2006	$293	$13,673	$13,966

The Company originated $84 million and sold $67 million in residential real estate loans during the first three months of 2006, which was down from $175 million and $96 million during the same period in 2005, respectively. Volatility in interest rates can significantly impact the mortgage origination and sales volumes, the amortization of mortgage servicing assets and the related impairment recoveries based on the fair value of those assets as measured based on current interest rates. During 2006, mortgage interest rates have moved steadily but gradually upward, leading to slower prepayment speeds and as a result lower amortization. During the first three months of 2006, the MSR amortization was $829,000 as compared to $1.3 million in 2005. The Company recorded an impairment recovery of $116,000 during 2006 as compared to $292,000 for the same period a year ago. The remaining impairment reserve for particular stratas in the MSR’s at March 31, 2006 was $521,000. The Company services approximately $2.1 billion in mortgages for others and has net capitalized mortgage-servicing rights of $14 million. As a result, the MSR asset as a percentage of loans serviced was approximately 67 basis points as of March 31, 2006.

Capital

Stockholders’ equity totaled $669.8 million at March 31, 2006, compared to $671.4 million at December 31, 2005. Net income of $20.2 million increased the Company’s capital position in 2006, while dividends of $8.4 million reduced it. In the first quarter of 2006 the Company repurchased 168,700 shares of common stock at $27.91 average price per share, under the existing October 20, 2005 Board of Director’s authorization to repurchase one million shares of the Company’s common stock over the next two years. “Tier One” capital, consisting of common equity and the Trust Preferred Securities, measured 11.61% of risk-weighted assets at March 31, 2006. Total capital, including the “Tier Two” allowance for credit losses, was 12.82% of risk-weighted assets and the leverage capital ratio was 9.34%. These ratios placed the Company in the “well-capitalized” category according to regulatory standards.

In June 2004, the central bank governors of the member countries of the Basel Committee approved a revised capital adequacy framework generally known as the “Basel II Framework.” The Basel II Framework is a three-pillar capital adequacy approach versus the flat 8% of risk-weighted assets (as defined) currently used. The Basel II Framework also permits qualifying bank institutions to use more advanced approaches for measuring operational risk and credit risk. In order to address competitive equity issues for community and regional banking organizations that could arise under the bifurcated regulatory capital framework following the implementation of the Basel II Framework, the United States bank regulatory agencies issued an advance notice of proposed rulemaking (ANPR) in October 2005, known as Basel IA, which would make some aspects of the Basel II Framework applicable in modified form to smaller banks. It remains uncertain whether the rules will be adopted and, even if adopted, how closely the final Basel IA rules will resemble the rules described in the ANPR and what the effective date of such rules will be.

Liquidity

The Company’s liquidity and rate sensitivity are monitored by the Company’s Asset and Liability Committee, based upon policies approved by the Board of Directors. The measure of an institution’s liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. For the quarter ended March 31, 2006, the Company’s ratio of average loans to average deposits was approximately 82.8%. At March 31, 2006, the Company maintained cash balances and short-term investments of $142.9 million, compared with $180.7 million at December 31, 2005. The Company had securities available for sale of $1.344 billion at March 31, 2006 with expected cash flow of $179 million remaining in 2006 and $285 million in 2007 from maturities and expected principal payments on mortgage-backed securities. Repurchase agreements and other borrowings at March 31, 2006 were $341.7 million compared to $227.3 million on December 31, 2005.

The Company has available borrowing capacity under certain programs including the FHLB, U.S. Treasury, repurchase agreement lines, and advised Fed Funds lines totaling more than $1.002 billion. The Company also has an effective shelf registration statement under which an additional $225 million in debt securities, common stock, preferred stock, or warrants may be offered from time to time.

Aggregate Contractual Obligations

Contractual Obligations	Payments due by period
	(in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
FHLB advances	$119,129	$96,765	$135	$20,135	$2,094
Trust preferred securities	125,000	—	—	—	125,000
Data processing contract	3,712	1,142	2,284	286	—
Equity investment commitments to limited partnerships	15,395	1,635	10,422	3,338	—
Operating leases.	24,267	5,095	9,347	1,864	7,961

Total	$287,503	$104,637	$22,188	$25,623	$135,055

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, to meet customers’ financing needs and to reduce their own exposure to fluctuations in interest rates, the Banks are parties to financial instruments with off-balance sheet risk, held for purposes other than trading. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Banks’ exposure to credit loss in the event of nonperformance by the other party to the financial instrument, for loan commitments and standby letters of credit, is represented by the contractual amount of those instruments, assuming that the amounts are fully advanced and that collateral or other security is of no value. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments. The Banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

Financial instruments whose contractual amounts represent off-balance sheet risk at March 31, 2006 (in thousands):

Loans and Other Commitments
Commitments to originate loans	$138,995
Unused home equity lines of credit	379,266
Unused portions of business credit card lines	55,472
Unadvanced portions of commercial & industrial loans	440,429
Unadvanced portions of commercial real estate and construction loans	229,026
Equity investment commitments to limited partnerships	15,395

Standby Letters of Credit
Notional amount fully collateralized by cash	63,739
Notional amount of other standby letters of credit	36,549
Liability associated with letters of credit recorded on balance sheet	670

Item 3. Qualitative and Quantitative Disclosures About Market Risk

To measure the sensitivity of its income to changes in interest rates, the Company uses a variety of methods, including simulation, valuation techniques and gap analyses. Interest-rate risk is the sensitivity of income to variations in interest rates over both short-term and long-term horizons. The primary goal of interest-rate management is to control this risk within limits approved by the Board of Directors. These limits and guidelines reflect the Company’s tolerance for interest-rate risk. The Company attempts to control interest-rate risk by identifying exposures, quantifying them and taking appropriate actions. For a full discussion of interest-rate risk see “Liquidity and Rate Sensitivity” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company has completed the analysis for March 31, 2006 and believes that we have moved from being slightly asset sensitive to a neutral position. This change in our interest sensitivity was primarily driven by an increase in fixed rate commercial loans, changes in the funding mix and increased short term interest rates. As we have discussed in prior commentary the Company expected to gradually move back into a neutral position. However, the continued fed fund increases by the Federal Reserve coupled with some modest changes in the balance sheet accelerated the transition.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2006, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

PART II—OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the period ended December 31, 2005.

Item 2(c). Share Repurchases

The following table sets forth information with respect to any purchase made by or on behalf of Chittenden or any “affiliated purchaser,” as defined in §240.10b-18(a)(3) under the Exchange Act, of shares of Chittenden common stock during the indicated periods.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that may yet be Purchased under the Plan or Program (1)
January 1-31, 2006	—	—	—	1,000,000
February 1-28, 2006	168,700	$27.91	168,700	831,300
March 1-31, 2006	—	—	—	831,300

Total	168,700	$27.91	168,700	831,300

(1)	On October 20, 2005, the Company announced that the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock in negotiated transactions or open market purchases. Chittenden, depending on market conditions, may repurchase its common stock without further Board authorization over the next two years.

ITEM 6.	EXHIBITS

(a)	EXHIBITS

3.1	Amended and Restated By-Laws of the Company (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.ii.1	Amended and Restated Articles of Incorporation of the Company (Incorporated herein by reference to the Proxy Statement for the 1999 Annual Meeting of the Stockholders).

3.ii.2	Articles of Amendment of the Amended and Restated Articles of Incorporation of the Company (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

*31.1	Certification of Chairman, President and Chief Executive Officer, Paul A. Perrault pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Executive Vice President and Chief Financial Officer, Kirk W. Walters pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chairman, President, and Chief Executive Officer, Paul A. Perrault, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Executive Vice President and Chief Financial Officer, Kirk W. Walters, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Chittenden Corporation Form of Stock Option Agreement.

*	Filed herewith
**	Furnished herewith

CHITTENDEN CORPORATION SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHITTENDEN CORPORATION
Registrant

April 21, 2006	/S/ PAUL A. PERRAULT
Date	Paul A. Perrault,
Chairman, President and
Chief Executive Officer

April 21, 2006	/S/ KIRK W. WALTERS
Date	Kirk W. Walters
Executive Vice President,
Treasurer, and Chief Financial Officer