Form 10-Q
period 2006-06-30
CHITTENDEN CORP /VT/
filed 2006-07-20
CIK 200138

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of a “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):    Large Accelerated Filer   ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

At July 18, 2006, there were 45,978,122 shares of Chittenden Corporation’s $1.00 par value common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Chittenden Corporation

Consolidated Balance Sheets

(Unaudited)

	June 30, 2006	December 31, 2005
	(in thousands)
Assets:
Cash and cash equivalents	$172,567	$180,707
Securities available for sale	1,288,390	1,383,909
FRB and FHLB stock	18,577	19,352
Loans held for sale	18,882	19,737
Loans:
Commercial & Industrial (C&I)	851,692	848,420
Municipal	90,206	160,357
Multi-family	205,443	196,590
Commercial real estate	1,884,716	1,778,202
Construction	218,123	192,165
Residential real estate	750,031	737,462
Home equity credit lines	319,606	316,465
Consumer	254,839	257,829

Total Loans	4,574,656	4,487,490
Less: Allowance for loan losses	(62,070)	(60,822)

Net loans	4,512,586	4,426,668

Accrued interest receivable	31,138	32,621
Other assets	102,079	93,377
Premises and equipment, net	69,503	69,731
Mortgage servicing rights	14,529	13,741
Identified intangibles	16,326	17,655
Goodwill	216,038	216,038

Total assets	$6,460,615	$6,473,536

Liabilities:
Deposits:
Demand	$965,794	$973,752
Savings	474,883	489,734
NOW	895,817	861,000
CMAs/ Money market	1,441,573	1,749,878
Certificates of deposit less than $100,000	878,181	814,289
Certificates of deposit $100,000 and over	661,322	625,682

Total deposits	5,317,570	5,514,335

Securities sold under agreements to repurchase	138,773	56,315
Other borrowings	285,497	171,008
Accrued expenses and other liabilities	63,299	60,488

Total liabilities	5,805,139	5,802,146
Stockholders’ Equity:
Preferred stock - $100 par value; authorized – 1,000,000 shares; issued and outstanding—none	—	—
Common stock - $1 par value; authorized – 120,000,000 shares; issued and outstanding – 50,234,661 in 2006 and 50,219,825 in 2005	50,235	50,220
Surplus	273,723	276,278
Retained earnings	442,456	419,057
Treasury stock, at cost – 4,256,539 shares in 2006 and 3,390,777 shares in 2005	(85,678)	(60,801)
Accumulated other comprehensive income	(30,924)	(18,968)
Directors’ deferred compensation to be settled in stock	5,664	5,604

Total stockholders’ equity	655,476	671,390

Total liabilities and stockholders’ equity	$6,460,615	$6,473,536

The accompanying notes are an integral part of these consolidated financial statements.

Chittenden Corporation

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Interest income:
Loans	$78,547	$62,786	$151,812	$120,937
Investments	14,120	14,829	28,814	29,890

Total interest income	92,667	77,615	180,626	150,827

Interest expense:
Deposits	25,715	14,193	48,780	25,461
Borrowings	4,900	3,342	8,798	6,301

Total interest expense	30,615	17,535	57,578	31,762

Net interest income	62,052	60,080	123,048	119,065
Provision for credit losses	1,750	1,400	3,283	2,475

Net interest income after provision for credit losses	60,302	58,680	119,765	116,590

Noninterest income:
Investment management and trust	5,322	5,003	10,475	9,974
Service charges on deposits	4,358	4,093	8,287	8,134
Mortgage servicing	657	209	1,320	564
Gains on sales of loans, net	1,903	2,003	3,273	4,134
Credit card, net	1,269	1,131	2,461	2,106
Insurance commissions, net	1,429	1,526	3,475	3,890
Other	3,590	3,211	6,824	5,933

Total noninterest income	18,528	17,176	36,115	34,735

Noninterest expense:
Salaries	23,789	23,911	46,706	45,587
Employee benefits	5,598	4,238	11,350	10,717
Net occupancy	5,780	6,024	11,930	12,350
Data processing	982	810	1,953	1,585
Amortization of intangibles	664	664	1,329	1,438
Other	10,823	10,583	20,768	20,765

Total noninterest expense	47,636	46,230	94,036	92,442

Income before income taxes	31,194	29,626	61,844	58,883
Income tax expense	10,185	10,166	20,637	20,341

Net income	$21,009	$19,460	$41,207	$38,542

Basic earnings per share	$0.45	$0.42	$0.88	$0.83
Diluted earnings per share	0.45	0.41	0.87	0.82
Dividends per share	0.20	0.18	0.38	0.36

The accompanying notes are an integral part of these consolidated financial statements.

Chittenden Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$41,207	$38,542
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,283	2,475
Depreciation	3,856	4,247
Amortization of intangible assets	1,329	1,438
Amortization of premiums, fees, and discounts, net	3,458	6,580
Share-based payment compensation	2,044	2,226
Recovery of MSR impairment	(214)	(143)
Prepaid income taxes	(2,288)	(3,525)
Loans originated for sale	(144,525)	(183,609)
Proceeds from sales of loans	146,463	196,241
Gains on sales of loans, net	(3,273)	(4,134)
Changes in assets and liabilities:
Accrued interest receivable	1,483	(733)
Other assets	(1,349)	(7,761)
Accrued expenses and other liabilities	4,270	12,974

Net cash provided by operating activities	55,744	64,818

Cash flows from investing activities:
Proceeds from redemptions (purchases) of FHLB stock	784	(109)
Proceeds from sales of securities available for sale	—	11,131
Proceeds from principal payments on securities available for sale	121,473	113,505
Purchases of securities available for sale	(47,014)	(54,371)
Loans originated, net of principal repayments	(92,995)	(180,809)
Purchases of premises and equipment	(3,628)	(1,608)

Net cash used in investing activities	(21,380)	(112,261)

Cash flows from financing activities:
Net increase (decrease) in deposits	(196,765)	105,705
Net increase (decrease) in repurchase agreements	114,489	(19,941)
Net increase in other borrowings	82,458	17,148
Common stock transactions – net	2,458	1,190
Dividends on common stock	(17,797)	(16,702)
Repurchase of common stock	(27,347)	—

Net cash provided by (used in) financing activities	(42,504)	87,400

Net increase (decrease) in cash and cash equivalents	(8,140)	39,957
Cash and cash equivalents at beginning of period	180,707	136,468

Cash and cash equivalents at end of period	$172,567	$176,425

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$57,800	$32,918
Income taxes	28,619	31,941
Non-cash investing and financing activities:
Loans transferred to other real estate owned	193	7
Issuance of treasury and restricted stock	1,966	950

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

Chittenden Corporation’s (the “Company”) significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period. Certain amounts presented for the period have been reclassified to conform with the presentation used in the current period.

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) which amends SFAS 123, “Accounting for Stock-Based Compensation”, and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company adopted SFAS 123R using the modified retrospective method. The modified retrospective method requires that compensation cost be recognized beginning with the effective date 1) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and 2) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R. The modified retrospective method also allows companies to adjust prior year financials based on the amounts previously reported under the SFAS 123 pro forma disclosures for all prior periods for which SFAS 123 was effective. See Note 7 for a more detailed description of the Company’s adoption of SFAS 123R.

NOTE 2 – ACQUIRED INTANGIBLE ASSETS

	As of June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets (in thousands)
Core deposit intangibles	$28,541	$15,870	$12,671
Customer list intangibles	7,498	3,843	3,655

Total	$36,039	$19,713	$16,326

Aggregate Amortization Expense:
For the three months ended June 30, 2006	$664
For the six months ended June 30, 2006	1,329
Estimated Amortization Expense:
For year ended 12/31/07	$2,659
For year ended 12/31/08	2,659
For year ended 12/31/09	2,659
For year ended 12/31/10	2,542
For year ended 12/31/11	2,379

NOTE 3 – GOODWILL

The changes in the carrying amount of goodwill for the six months ended June 30, 2006 are as follows:

	Commercial Banking Segment	Other Segment	Total
	(in thousands)
Balance as of December 31, 2005	$210,986	$5,052	$216,038
Goodwill acquired	—	—	—
Impairment losses	—	—	—

Balance as of June 30, 2006	$210,986	$5,052	$216,038

NOTE 4 – CAPITAL TRUST SECURITIES

On May 21, 2002, Chittenden Capital Trust I (the “Trust”) issued $125 million of 8% trust preferred securities (“Trust Preferred Securities”) to the public and invested the proceeds from this offering in an equivalent amount of junior subordinated debentures issued by the Company. These debentures are the sole asset of the Trust. The proceeds from the offering, which was net of $4.4 million of issuance costs, were primarily used to fund the cash consideration paid in the Granite Bank transaction. The Trust Preferred Securities pay interest quarterly, are mandatorily redeemable on July 1, 2032 and may be redeemed by the Trust at par any time on or after July 1, 2007. The Company has fully and unconditionally guaranteed the Trust Preferred Securities issued by the Trust.

Concurrent with the issuance of these Trust Preferred Securities, the Company entered into interest rate swap agreements with two counterparties, in which the Company will receive 8% fixed on the notional amount of $125 million, while paying the counterparties a variable rate based on the three month LIBOR (London Interbank Offered Rate), plus approximately 122 basis points.

NOTE 5 – COMPREHENSIVE INCOME

The Company’s comprehensive income for the three months and six months ended June 30, 2006 and 2005 is presented below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Net Income	$21,009	$19,460	$41,207	$38,542
Unrealized losses on securities available for sale, net of tax	(5,707)	8,768	(11,960)	(5,651)
Reclassification adjustments for gains arising during the period, net of tax	—	1	—	1
Foreign currency translation adjustments	(1)	—	4	—

Total Comprehensive Income	$15,301	$28,229	$29,251	$32,892

NOTE 6 – EARNINGS PER SHARE

The following table summarizes the calculation of basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands except per share information)
Net income	$21,009	$19,460	$41,207	$38,542

Weighted average common shares outstanding	46,423	46,414	46,613	46,400
Dilutive effect of common stock equivalents	480	487	538	500

Weighted average common and common equivalent shares outstanding	46,903	46,901	47,151	46,900

Basic earnings per share	$0.45	$0.42	$0.88	$0.83
Diluted earnings per share	0.45	0.41	0.87	0.82

The following table summarizes options that could potentially dilute earnings per share in the future which were not included in the computation of the common stock equivalents because to do so would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Anti-dilutive options	923,865	767,970	923,865	761,720
Weighted average exercise price	$29.50	$28.58	$29.50	$28.60

NOTE 7 – STOCK PLANS

Effective January 1, 2006, the Company adopted SFAS 123R using the modified retrospective method to account for share-based payments to employees and the Company’s Board of Directors. In accordance with the modified retrospective method, the Company has adjusted previously reported results to reflect the effect of expensing stock options granted during those periods. The cumulative adjustment associated with the adoption of SFAS 123R increased the Company’s deferred tax asset $4.2 million, surplus $19.8 million and decreased retained earnings $15.6 million as of the quarter ended March 31, 2006.

The primary type of share-based payment utilized by the Company is stock options. Stock options are awards which allow the employee to purchase shares of the Company’s stock at a fixed price. In accordance with Chittenden’s Stock Incentive Plan stock options are granted at an exercise price equal to the Company stock price at the date of grant. Prior to 2006, the stock options issued by the Company generally vested immediately at the time of issuance. The stock options issued in the first quarter of 2006 vest over one year and have a contractual term of ten years.

The following tables summarize stock option activity during the first six months of 2006:

	Options	Weighted-Average Exercise Price Per Share
Outstanding at December 31, 2005	3,373,623	$23.49
Options Granted	489,500	29.11
Options Exercised	(120,917)	20.50
Options Expired	(5,500)	29.46

Outstanding at June 30, 2006	3,736,706	$24.32
Exercisable at June 30, 2006	3,491,956	$23.98

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$12.03 - $20.15	678,959	4.88	$19.12	678,959	$19.12
$20.24 - $22.89	816,358	5.26	$21.94	816,358	$21.94
$22.93 - $24.50	766,986	7.83	$23.94	766,986	$23.94
$24.60 - $29.11	1,056,761	8.05	$27.54	815,761	$27.07
$29.20 - $32.74	395,774	7.61	$29.65	392,024	$29.65
$36.02 - $36.02	21,868	2.35	$36.02	21,868	$36.02

$12.03 - $36.02	3,736,706	6.74	$24.32	3,491,956	$23.98

The Company estimates the fair value of stock option grants using the Black-Scholes valuation model and the key input assumptions are described fully in the disclosure of its critical accounting policies in Item 2 of this report on Form 10-Q. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are consistent with SFAS 123R and appropriately estimates the fair value of the Company’s stock option grants. Estimates of fair value are not intended to predict the actual future value ultimately realized by employees who receive share-based awards, and subsequent events are not indicative of the reasonableness of original estimates of fair value made by the Company under SFAS 123R.

The following table presents the key input assumptions for the Black-Scholes valuation model:

	Six Months Ended June 30,
	2006	2005
Expected term (years)	4.79	4.76
Volatility	24.67	21.97
Risk-free interest rate	4.71%	3.78%
Dividend yield	2.47%	2.91%
Fair value per share	$6.55	$4.36

The total intrinsic value (market value on date of exercise less grant price) of options exercised during the three months ended June 30, 2006 and 2005, was $376,000 and $194,000, respectively. The total cash received from employees as a result of employee stock option exercises for the quarters ended June 30, 2006 and 2005 was approximately $1.3 million and $740,000, respectively. The tax benefit realized as a result of the stock option exercises was $123,000 in the second quarter of 2006 compared with $67,000 for the same period in 2005.

As of June 30, 2006, there was $1.6 million of unearned compensation cost related to non-vested stock options granted in 2006 under the plans. The Company expects to recognize the expense over the next two quarters. The total compensation cost recognized related to options during the quarters ended June 30, 2006 and June 30, 2005 was $801,000 and $2.1 million, respectively. These amounts are included in salary expense in the accompanying consolidated Statements of Income.

NOTE 8 – PENSION PLAN

The Company sponsors a qualified defined benefit pension plan that covers substantially all of its employees. The Chittenden Pension Account Plan (the “Pension Account Plan”) covers substantially all employees who meet minimum age and service requirements and provides benefits based on years of service and compensation earned during those years of service.

On December 31, 2005, benefits accrued under the defined benefit Pension Account Plan were frozen based on participants’ current service and pay levels. Effective January 1, 2006, the Company’s annual contribution to the Incentive Savings and

Profit Sharing Plan was enhanced for all eligible employees. The change in the defined benefit plan, which was adopted by the Company’s Board of Directors on May 18, 2005, resulted in the recognition of a curtailment gain of $1.5 million in the second quarter of 2005.

The components of net periodic pension expense, which is included in employee benefits expense in the consolidated statements of income are presented below:

	Six Months Ended June 30, (in thousands)
	2006	2005
Service cost	$498	$1,934
Interest cost	1,922	2,112
Expected return on plan assets	(2,600)	(2,392)

Net amortization:
Prior service cost	—	(284)
Net actuarial loss	64	572
Transition cost	—	—

Total amortization	64	288

Net periodic pension expense (income)	$(116)	$1,942

As previously disclosed in the Company’s financial statements for the year ended December 31, 2005, due to prior contributions made in excess of the minimum required amounts, the Company does not anticipate a required contribution during 2006. The Company made voluntary contributions totaling $7.5 million to the Pension Account Plan during 2005.

NOTE 9 – BUSINESS SEGMENTS

The Company has identified Commercial Banking as its reportable operating business segment based on the fact that the results of operations are viewed as a single strategic unit by the chief operating decision-maker. The Commercial Banking segment is comprised of the five Commercial Banking subsidiaries, Chittenden Trust Company, The Bank of Western Massachusetts, Flagship Bank and Trust Co., Ocean National Bank and Maine Bank and Trust Co. (the “Banks”), which provide similar products and services, have similar distribution methods, types of customers and regulatory responsibilities. Commercial Banking derives its revenue from a wide range of banking services, including lending activities, acceptance of demand, savings and time deposits, business services, investment management and trust, brokerage services, and mortgage banking.

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

For the Three Months Ended June 30, 2006 (in thousands)	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Net interest income (1)	$64,267	$(2,215)	$—	$62,052
Noninterest income	17,049	1,479	—	18,528
Provision for credit losses	1,750	—	—	1,750
Noninterest expense	45,692	1,944	—	47,636

Net income (loss) before income tax	33,874	(2,680)	—	31,194
Income tax expense/(benefit)	11,249	(1,064)	—	10,185

Net income (loss)	$22,625	$(1,616)	$—	$21,009

End of Period Assets	$6,632,815	$864,404	$(1,036,604)	$6,460,615

For the Three Months Ended June 30, 2005 (in thousands)	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Net interest income (1)	$61,679	$(1,599)	$—	$60,080
Noninterest income	15,622	1,554	—	17,176
Provision for loan losses	1,400	—	—	1,400
Noninterest expense	42,612	3,618	—	46,230

Net income (loss) before income tax	33,289	(3,663)	—	29,626
Income tax expense/(benefit)	11,517	(1,351)	—	10,166

Net income (loss)	$21,772	$(2,312)	$—	$19,460

End of Period Assets	$6,297,498	$816,147	$(902,460)	$6,211,185

For the Six Months Ended June 30, 2006 (in thousands)	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Net interest income (1)	$127,303	$(4,255)	$—	$123,048
Noninterest income	32,553	3,562	—	36,115
Provision for credit losses	3,283	—	—	3,283
Noninterest expense	90,906	3,130	—	94,036

Net income (loss) before income tax	65,667	(3,823)	—	61,844
Income tax expense/(benefit)	22,088	(1,451)	—	20,637

Net income (loss)	$43,579	$(2,372)	$—	$41,207

End of Period Assets	$6,632,815	$864,404	$(1,036,604)	$6,460,615

For the Six Months Ended June 30, 2005 (in thousands)	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Net interest income (1)	$122,069	$(3,004)	$—	$119,065
Noninterest income	30,795	3,940	—	34,735
Provision for loan losses	2,475	—	—	2,475
Noninterest expense	86,900	5,542	—	92,442

Net income (loss) before income tax	63,489	(4,606)	—	58,883
Income tax expense/(benefit)	21,961	(1,620)	—	20,341

Net income (loss)	$41,528	$(2,986)	$—	$38,542

End of Period Assets	$6,297,498	$816,147	$(902,460)	$6,211,185

(1)	The Commercial Banking segment derives a majority of its revenue from interest. In addition, management primarily relies on net interest income, not the gross revenue and expense amounts, in managing the segment. Therefore, only the net amount has been disclosed.
(2)	Revenue derived from these non-reportable segments includes insurance commissions from insurance related products and services, as well as other operations associated with the parent holding company.

NOTE 10 – STOCKHOLDERS’ EQUITY

On July 19, 2006 the Company’s Board of Directors declared a dividend of $0.20 per share or approximately $9.2 million, to be paid on August 11, 2006 to shareholders of record on July 28, 2006. In the second quarter of 2006, the Company repurchased 831,300 shares of common stock at an average price per share of $27.23. As of June 30, 2006, the Company has completed its buyback of one million shares of common stock authorized by the Board of Directors on October 19, 2005 at an average price per share of $27.35. The Board of Directors also approved a new share repurchase plan on July 19, 2006 for one million shares of the Company’s common stock. The repurchase of the common stock may be done in negotiated transactions or open market purchases over the next two years.

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

Financial instruments whose contractual amounts represent off-balance sheet risk at June 30, 2006 (in thousands):

Loans and Other Commitments
Commitments to originate loans	$146,204
Unused home equity lines of credit	389,479
Unused portions of business credit card lines	55,094
Unadvanced portions of commercial & industrial loans	411,682
Unadvanced portions of commercial real estate and construction loans	215,905
Equity investment commitments to limited partnerships	14,759

Standby Letters of Credit
Notional amount fully collateralized by cash	$66,310
Notional amount of other standby letters of credit	34,544
Liability associated with letters of credit recorded on balance sheet	417

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

In July, 2006 the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48.

In March 2006, the Financial Accounting Standards Board issued an exposure draft that seeks to make improvements to Statement of Financial Accounting Standards No. 132R (“SFAS 132R”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. The proposed amendment would not alter the basic approach to measuring plan assets, benefit obligations, or net periodic benefit cost (expense). Major changes to SFAS 132R proposed in the amendment include 1) the recognition of an asset or liability for the overfunded or underfunded status of a defined benefit plan, 2) the recognition of actuarial gains and losses and prior service costs and credits in other comprehensive income, 3) measurement of plan assets and benefit obligations as of the employer’s balance sheet date, rather than at interim measurement dates as currently allowed, and 4) disclosure of additional information concerning actuarial gains and losses and prior service costs and credits recognized in other comprehensive income. The amendment’s requirement for public companies to recognize on their balance sheet the asset or liability associated with the overfunded or underfunded status of a defined benefits pension plan would take effect for years ending after December 15, 2006. Companies would be required to synchronize their measurement dates to the end of their fiscal years beginning after December 31, 2006. The Company continues to monitor the status of this exposure draft.

In March 2006, the FASB also issued Statement of Financial Accounting Standards No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets”. This statement amends Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires companies to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. The statement permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing assets. This statement is effective as of the beginning of a company’s first fiscal year after September 15, 2006. The Company is in the process of analyzing the impact of SFAS 156.

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

The factors referred to above include many, but not all of the factors that could impact the Company’s ability to achieve the results described in any forward-looking statements. You should not place undue reliance on forward-looking statements. You should be aware that the occurrence or non-occurrence of the events described above and elsewhere in this report could harm the Company’s business, prospects, operating results or financial condition. The Company does not undertake any obligation to update any forward-looking statements as a result of future events or developments.

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

Allowance for Credit Losses (ACL). The allowance for credit losses consists of two components: (1) the allowance for loan losses and (2) the reserve for unfunded commitments. The allowance for loan losses is established through a charge against current earnings to the provision for credit losses. The allowance for loan losses is based on management’s estimate of the amount required to reflect the probable inherent losses in the loan portfolio, based on circumstances and conditions known at each reporting date in accordance with Generally Accepted Accounting Principles (“GAAP”). There are three components of the allowance for loan losses: 1) specific reserves for loans considered to be impaired or for other loans for which management considers a specific reserve to be necessary; 2) allocated reserves based upon management’s formula-based process for assessing the adequacy of the allowance for loan losses; and 3) a non-specific environmentally-driven allowance considered necessary by management based on its assessment of other qualitative factors. The allowance for loan losses is a significant estimate and is regularly reviewed by the Company for adequacy using a consistent, systematic methodology which assesses such factors as changes in the mix and volume of the loan portfolio; trends in portfolio credit quality, including delinquency and charge-off rates; and current economic conditions that may affect a borrower’s ability to repay. Adverse changes in management’s assessment of these factors could lead to additional provisions for credit losses.

The reserve for unfunded commitments is based on management’s estimate of the amount required to reflect the probable inherent losses on outstanding letters of credit, merchant processing activity and unused loan credit lines. Adequacy of the reserve is determined using a consistent, systematic methodology, similar to the one that analyzes the allowance for loan losses. Management must also estimate the likelihood that these commitments would be funded and become loans. This is done by evaluating the historical utilization of each type of unfunded commitment and estimating the likelihood that the current utilization rates on lines available at the balance sheet date could change in the future. The Company’s methodology with respect to the assessment of the adequacy of the allowance for credit losses is more fully discussed in its Form 10-K for the year ended December 31, 2005.

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

Income Taxes. The Company estimates income tax expense in each of the jurisdictions in which it operates for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of June 30, 2006, there were no valuation allowances set aside against any deferred tax assets.

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

Stock Compensation Plans. The Company has two stock compensation plans: The Stock Incentive Plan and the Directors’ Omnibus Long-term Incentive Plan. In January 2006, the Company adopted FASB Statement No. 123R (revised 2004), “Share-Based Payment” (SFAS 123R) which amends SFAS 123, “Accounting for Stock-Based Compensation”, and supercedes

APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires new, modified and unvested share-based payment transactions with employees to be measured at fair value and recognized as compensation expense over the vesting period. The fair value of each option award is estimated using a Black-Scholes option valuation model that requires the Company to develop estimates for assumptions used in the model. The Black-Scholes valuation model uses the following assumptions: expected volatility, expected term of option, risk-free interest rate and dividend yield. Expected volatility estimates are developed by the Company based on historical volatility of the Company’s stock. The Company uses historical data to estimate the expected term of the options. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield in effect at the grant date. The dividend yield represents the expected dividends on the Company stock.

Management Overview

The Company’s financial results for the second quarter of 2006 reflected a 9.8% increase in diluted earnings per share and 8.0% increase in net income compared to the second quarter of 2005. The increase in earnings per share and net income was primarily due to higher revenues and lower income taxes. The Company’s total loans increased 8% from June 30, 2005 with continued solid growth in the commercial, construction and residential real estate portfolios. In addition, total deposits increased $173 million from June 30, 2005 and decreased $66 million from March 31, 2006. On a linked quarter basis the Company experienced its normal seasonal declines in municipal loans and deposits since June 30th coincides with the end of the fiscal year for most municipalities.

In addition, the Company completed its buyback of one million shares of common stock authorized by the Board of Directors on October 19, 2005. The Board of Directors also approved a new share repurchase plan on July 19, 2006 for one million shares of the Company’s common stock. The repurchase of the common stock may be done in negotiated transactions or open market purchases over the next two years.

Results of Operations

The Company posted second quarter 2006 net income of $0.45 per diluted share, compared to $0.41 per diluted share in the second quarter of last year. Net income for the second quarter of 2006 was $21.0 million compared to $19.5 million recorded in the same quarter a year ago. Return on average equity (ROE) was 12.75% for the quarter ended June 30, 2006 compared with 12.24% for the same period in 2005. Return on average assets (ROA) was 1.30% for the second quarter of 2006, up from 1.27% for the second quarter of last year. Net interest income on a tax equivalent basis for the three months ended June 30, 2006 was $62.8 million, up from $60.5 million for the same period a year ago. The yield on earning assets was 4.22%, down 7 basis points from the second quarter of 2005. The decline in the yield on earning assets was primarily related to higher funding costs driven by the Federal Reserve increasing short-term interest rates and strong competition for deposits.

On a year to date basis, the Company posted net income of $0.87 per diluted share, compared to $0.82 per diluted share for the same period of last year. Net income for the first six months of 2006 was $41.2 million, compared to $38.5 million recorded for the first six months of 2005. ROE was 12.49% through June 30, 2006 compared with 12.27% for the same period in 2005. ROA was 1.29% for the six-month period ended June 30, 2006, up from 1.27% for the same period in 2005. Net interest income on a tax equivalent basis for the six months ended June 30, 2006 was $124.5 million compared with the $119.8 million for the same period a year ago. The yield on earning assets was 4.21%, a decrease of 8 basis points, compared to 4.29% for the same period a year ago.

The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the three months and six months ended June 30, 2006 and 2005:

For the Three Months Ended June 30, 2006			For the Three Months Ended June 30, 2005				For the Six Months Ended June 30, 2006			For the Six Months Ended June 30, 2005
Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate (1)	Description	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate (1)
						Assets
						Interest-earning assets:

						Loans:

$852,140	$16,604	7.82%	$824,571	$13,177	6.41%	C&I	$835,763	$31,432	7.58%	$810,922	$25,074	6.24%
167,621	2,034	4.85	104,333	904	3.46	Municipal	167,373	4,012	4.79	102,082	1,732	3.39
198,799	3,475	6.91	183,031	2,903	6.27	Multifamily	197,544	6,779	6.83	182,265	5,670	6.19
1,847,041	31,682	6.88	1,682,311	25,586	6.10	Commercial Real Estate	1,829,732	61,713	6.80	1,651,609	48,993	5.99
220,701	4,061	7.28	143,347	2,287	6.40	Construction	213,326	7,668	7.15	151,899	4,618	6.13
756,450	11,636	6.15	747,068	10,343	5.54	Residential	752,950	22,652	6.02	733,244	20,193	5.51
318,705	6,135	7.72	302,398	4,490	5.96	Home Equity	315,891	11,814	7.54	298,903	8,517	5.75
253,296	3,664	5.79	247,824	3,487	5.64	Consumer	253,680	7,218	5.72	245,413	6,903	5.67

4,614,753	79,291	6.88	4,234,883	63,177	5.98	Total loans	4,566,259	153,288	6.75	4,176,337	121,700	5.87
						Investments:
1,332,946	14,113	4.24	1,407,753	14,808	4.21	Taxable	1,361,749	28,730	4.22	1,428,222	29,851	4.18
498	8	6.52	1,292	20	6.28	Tax-favored securities	499	16	6.52	1,293	41	6.47
280	2	3.08	193	1	2.33	Interest-bearing deposits in banks	280	4	3.02	172	2	1.97
16	—	5.12	712	5	2.73	Federal funds sold	3,295	69	4.23	669	9	2.61

5,948,493	93,414	6.29	5,644,833	78,011	5.54	Total interest-earning assets	5,932,082	182,107	6.17	5,606,693	151,603	5.44

575,990			567,423			Noninterest-earning assets	576,363			563,447
(62,026)			(60,392)			Allowance for loan losses	(61,858)			(59,945)

$6,462,457			$6,151,864			Total assets	$6,446,587			$6,110,195

						Liabilities and stockholders’ equity
						Interest-bearing liabilities:
$480,161	$768	0.64	$507,280	$517	0.41	Savings	$485,563	$1,480	0.61	$513,154	$971	0.38
881,753	1,566	0.71	876,506	970	0.44	NOW	875,765	2,997	0.69	869,783	1,690	0.39
1,564,648	9,773	2.51	1,483,042	4,566	1.23	CMAs/money market	1,603,093	19,026	2.39	1,519,680	8,467	1.12
861,429	6,939	3.23	805,106	4,553	2.27	Certificates of deposit under $100,000	846,869	12,957	3.09	783,136	8,334	2.15
661,091	6,669	4.05	524,038	3,587	2.75	Certificates of deposit $100,000 and over	641,491	12,320	3.87	472,376	5,999	2.56

4,449,082	25,715	2.32	4,195,972	14,193	1.36	Total interest-bearing deposits	4,452,781	48,780	2.21	4,158,129	25,461	1.23
96,846	886	3.67	101,576	508	2.01	Repurchase agreements	80,801	1,251	3.12	109,304	927	1.71
270,675	4,014	5.95	266,041	2,834	4.27	Other Borrowings	263,695	7,547	5.77	267,759	5,374	4.05

4,816,603	30,615	2.55	4,563,589	17,535	1.54	Total interest-bearing liabilities	4,797,277	57,578	2.42	4,535,192	31,762	1.41

						Noninterest-bearing liabilities:
923,285			889,092			Demand deposits	922,234			885,206
61,549			61,278			Other liabilities	61,068			56,330

5,801,437			5,513,959			Total liabilities	5,780,579			5,476,728
661,020			637,905			Stockholders’ equity	666,008			633,467

$6,462,457			$6,151,864			Total liabilities and stockholders’ equity	$6,446,587			$6,110,195

	$62,799			$60,476		Net interest income		$124,529			$119,841

		3.74%			4.00%	Interest rate spread (2)			3.75%			4.03%
		4.22			4.29	Net yield on earning assets (3)			4.21			4.29

(1)	On a fully taxable equivalent basis. Calculated using a Federal income tax rate of 35%. Loan income includes fees.
(2)	Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(3)	Net yield on earning assets is net interest income divided by total interest-earning assets.

The following tables attribute changes in the Company’s net interest income (on a fully taxable equivalent basis) to changes in either average balances or average rates for the three and six months ended June 30, 2006. Changes due to both interest rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each.

QTD 2006 Compared with QTD 2005				YTD 2006 Compared with YTD 2005
Increase (Decrease)		Total		Increase (Decrease)		Total
in Net Interest Income Due to:				in Net Interest Income Due to:
Average Rate	Average Balance	Increase (Decrease)	Description	Average Rate	Average Balance	Increase (Decrease)
	(in thousands)			(in thousands)
			Interest income:
			Loans:
$2,889	$538	$3,427	C&I	$5,424	$934	$6,358
365	765	1,130	Municipal	715	1,565	2,280
290	282	572	Multifamily	586	523	1,109
3,269	2,827	6,096	Commercial real estate	6,712	6,008	12,720
351	1,423	1,774	Construction	842	2,208	3,050
1,149	144	1,293	Residential real estate	1,867	592	2,459
1,331	314	1,645	Home equity	2,662	635	3,297
98	79	177	Consumer	80	235	315

9,742	6,372	16,114	Total loans	18,888	12,700	31,588

			Investments:
97	(792)	(695)	Taxable	281	(1,402)	(1,121)
1	(13)	(12)	Tax-favored	1	(26)	(25)
0	1	1	Interest-bearing deposits	1	1	2
4	(9)	(5)	Federal funds sold	5	55	60

9,844	5,559	15,403	Total interest income	19,176	11,328	30,504

			Interest expense:
(294)	43	(251)	Savings	(593)	84	(509)
(587)	(9)	(596)	NOWs	(1,287)	(20)	(1,307)
(4,697)	(510)	(5,207)	CMAs/ Money Market	(9,569)	(990)	(10,559)
(1,699)	(1,383)	(3,082)	Certificates of deposit under $100,000	(3,073)	(3,248)	(6,321)
(1,932)	(454)	(2,386)	Certificates of deposit $100,000 and over	(3,648)	(975)	(4,623)
(422)	44	(378)	Repurchase agreements	(764)	440	(324)
(1,112)	(68)	(1,180)	Other borrowings	(2,289)	116	(2,173)

(10,743)	(2,337)	(13,080)	Total interest expense	(21,223)	(4,593)	(25,816)

$(899)	$3,222	$2,323	Change in net interest income	$(2,047)	$6,735	$4,688

Noninterest Income

Noninterest income for the second quarter of 2006 increased $1.4 million or 8% from the same period a year ago. The increase from 2005 was driven by higher investment management and trust fees, service charges on deposits, mortgage servicing, and other noninterest income. Investment management and trust income increased $319,000 primarily due to higher brokerage and annuity sales at Chittenden Securities, LLC. Service charges on deposits increased primarily due to higher overdraft and cash management fees. The increase in mortgage servicing income was due to lower amortization of $217,000 and increased impairment recoveries of $248,000 driven by higher long term interest rates. Other noninterest income increased $379,000 principally due to higher gains on the sale of assets.

Noninterest income for the first six months of 2006 was $36.1 million, an increase of $1.4 million from the similar period in 2005. The increase was primarily a result of higher investment management and trust fees, mortgage servicing, credit card and other noninterest income, which was partially offset by lower gains on sales of loans and insurance commissions. The increase in investment management and trust fees was driven by higher brokerage and annuity sales at Chittenden Securities LLC and personal asset management fees. The increase in other noninterest income was primarily attributable to interest income received on a tax refund related to the Granite Bank acquisition and higher gains on the sale of assets. The increase in credit card income was driven by higher processing volumes and slightly better margins. The decrease in insurance commissions was primarily due to lower performance based commissions and premiums on customer renewals.

Gains on sales of loans declined $861,000 due to lower volumes of loans sold resulting from higher market interest rates. The Company originated $204 million and sold $145 million in residential real estate loans during the first six months of 2006, which was down from $282 million and $195 million, respectively during the same period in 2005. Volatility in interest rates can significantly impact mortgage origination and sales volumes, amortization of mortgage servicing assets and related impairment recoveries based on the fair value of those assets as measured based on current interest rates. During 2006, mortgage interest rates have moved steadily but gradually upward, leading to slower prepayment speeds and as a result lower amortization. During the first six months of 2006, the MSR amortization was $1.6 million as compared to $2.3 million for the same period in 2005. The Company recorded an impairment recovery of $214,000 during 2006 as compared to $143,000 for the same period a year ago. The remaining impairment reserve for particular stratas in the MSRs at June 30, 2006 was $416,000. The Company services approximately $2.1 billion in mortgages for others and has net capitalized mortgage-servicing rights of $14.5 million. As a result, the MSR asset as a percentage of loans serviced was approximately 69 basis points as of June 30, 2006.

Noninterest Expense

Noninterest expenses for the second quarter of 2006 were $47.6 million, an increase of $1.4 million from 2005. The increase from 2005 primarily related to higher employee benefits and data processing, which was partially offset by lower salary and net occupancy expenses. The increase in employee benefits was due to a one time gain of $1.5 million (see Note 8), which reduced employee benefit expense in 2005. Salary expense declined $122,000 from the same period a year ago due to lower share-based payment costs (see Note 7), which was partially offset by expenses related to the opening of four new branches and additional wealth management personnel. Net occupancy declined $244,000 primarily due to lower depreciation expense.

For the first six months of 2006, noninterest expenses were $94.0 million an increase of $1.6 million from 2005. The increase was primarily attributable to higher salary, employee benefit and data processing expenses which were partially offset by lower net occupancy expenses. Trends and reasons for the year to date variances are consistent with the quarter to date discussion.

Income Taxes

The Company and its subsidiaries are taxed on their income at the Federal level and by various states in which they do business. The effective income tax rate was 32.7% for the second quarter and 33.4% year to date compared with 34.3% and 34.5% for the respective periods in 2005. The lower effective income tax rate was primarily attributable to increased tax-exempt municipal loan interest and higher tax credits received on investments that generate rehabilitation and low income housing credits.

Financial Position

Total loans increased $320 million from the second quarter of 2005 to $4.6 billion at June 30, 2006. The increases were attributable to solid growth in the commercial, construction and residential real estate portfolios. The growth in commercial and commercial real estate was particularly strong in Vermont and New Hampshire. Construction loans increased $93 million from June 30, 2005 with only a modest increase from the first quarter of 2006. Municipal loans experienced their historical seasonal trend, declining 48% from March 31, 2006, as June 30th coincides with the end of the fiscal year for most municipalities.

Total deposits increased $173 million from June 30, 2005 and decreased $66 million from March 31, 2006. On a linked quarter basis the Company experienced its normal seasonal decline of $82 million in municipal deposits, which was partially offset by higher demand deposits and CDs from its commercial customers. Borrowings at June 30, 2006 were $424 million, an increase of $71 million from June 30, 2005. The increase was primarily due to higher customer and wholesale repurchase agreements, which were utilized to fund loan growth.

Credit Quality

The provision for credit losses was $1.75 million for the second quarter of 2006 compared to $1.4 million for the similar quarter of last year. The increase from the comparable period in 2005 was principally driven by higher net charge-offs, and continued strong commercial loan growth.

As of June 30, 2006, nonperforming assets (NPAs) were $24.7 million, up slightly from the same period in 2005 and flat on a linked quarter basis. As a percentage of total loans, NPAs were 54 basis points, which was flat on a linked quarter basis as well as from the second quarter of 2005. Net charge-off activity totaled $1.1 million for the second quarter of 2006 compared to $406,000 for the same period in 2005. The increase in net charge-offs primarily relates to one commercial finance loan that was placed on non-accrual status in the first quarter of 2006. A summary of credit quality follows:

	6/30/06	3/31/06	12/31/05	6/30/05
	(in thousands)
Nonaccrual loans	$24,323	$24,306	$15,819	$23,145
Other real estate owned (OREO)	404	538	375	5

Total NPAs	$24,727	$24,844	$16,194	$23,150

Loans past due 90 days or more and still accruing interest	$2,283	$3,323	$3,038	$1,981
NPAs as % of loans plus OREO	0.54%	0.55%	0.36%	0.54%
ACL as % of loans	1.38%	1.38%	1.38%	1.43%
ACL as % of loans (excluding Municipal)	1.41%	1.43%	1.43%	1.46%
ACL as % of nonaccrual loans	260.13%	257.81%	392.06%	262.71%

Provisions for and activity in the allowance for credit losses are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Allowance for loan losses:	$61,464	$59,811	$60,822	$59,031
Provision for loan losses	1,750	1,400	3,283	2,475
Loans charged off	(1,872)	(1,313)	(3,625)	(2,467)
Loan recoveries	728	907	1,590	1,766

	$62,070	$60,805	$62,070	$60,805

Components of allowance for credit losses:
Allowance for loan losses	$62,070	$60,805	$62,070	$60,805
Reserve for unfunded commitments	1,200	0	1,200	—

	$63,270	$60,805	$63,270	$60,805

The allowance for credit losses consists of two components: 1) the allowance for loan losses which is presented as a contra to total gross loans, and 2) the reserve for unfunded commitments included in other liabilities. The allowance for loan losses is based on management’s estimate of the amount required to reflect the potential inherent losses in the loan portfolio, based on circumstances and conditions known or anticipated at each reporting date. There are inherent uncertainties with respect to the collectibility of the Banks’ loans and it is reasonably possible that actual losses experienced in the near term may differ from the amounts reflected in this report.

Adequacy of the allowance for loan losses is determined using a consistent, systematic methodology which analyzes the size and risk of the loan portfolio. In addition to evaluating the collectibility of specific loans when determining the adequacy of the allowance for loan losses, management also takes into consideration other factors such as changes in the mix and volume of the loan portfolio, historic loss experience, amount of the delinquencies and loans adversely classified, and economic trends. The adequacy of the allowance for loan losses is assessed by an allocation process whereby specific loss allocations are made against certain adversely classified loans, and general loss allocations are made against segments of the loan portfolio which have similar attributes. The Company’s historical loss experience, industry trends, and the impact of the local and regional economy on the Company’s borrowers, were considered by management in determining the adequacy of the allowance for loan losses.

The adequacy of the reserve for unfunded commitments is determined similarly to the allowance for loan losses, with the exception that management must also estimate the likelihood of these commitments being funded and becoming loans. This is done by evaluating the historical utilization of each type of unfunded commitment and estimating the likelihood that the current utilization rates could change in the future. For a full discussion on the Company’s allowance for credit loss policies see “Allowance for Credit Losses” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Capital

Stockholders’ equity totaled $655.5 million at June 30, 2006, compared to $671.4 million at December 31, 2005. Net income of $41.2 million for the first six months of 2006 increased stockholders’ equity, which was offset by common stock dividend payments of $17.8 million, an after tax decrease of $11.9 million in the fair market value of the Company’s securities portfolio and the Company’s repurchase of $24.9 million in common stock. In the second quarter of 2006 the Company repurchased 831,300 shares of common stock at $27.23 average price per share. These repurchases were done under the existing Board of Director’s authorization to buyback one million shares of the Company’s common stock. In addition, on July 19, 2006, the Company’s Board of Directors authorized a new buyback of one million shares of the Company’s common stock over the next two years. “Tier One” capital, consisting of common equity and the Trust Preferred Securities, measured 11.29% of risk-weighted assets at June 30, 2006. Total capital, including the “Tier Two” allowance for credit losses, was 12.49% of risk-weighted assets and the leverage capital ratio was 9.04%. These ratios placed the Company in the “well-capitalized” category according to regulatory standards.

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

Liquidity

The Company’s liquidity and rate sensitivity are monitored by the Company’s Asset and Liability Committee, based upon policies approved by the Board of Directors. The measure of an institution’s liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. For the quarter ended June 30, 2006, the Company’s ratio of average loans to average deposits was approximately 84.7%. At June 30, 2006, the Company maintained cash balances and short-term investments of $172.6 million, compared with $180.7 million at December 31, 2005. The Company had securities available for sale of $1.288 billion at June 30, 2006 with expected cash flow of $129 million remaining in 2006 and $285 million in 2007 from maturities and expected principal payments on mortgage-backed securities. Repurchase agreements and other borrowings at June 30, 2006 were $424.3 million compared to $227.3 million on December 31, 2005.

The Company has available borrowing capacity under certain programs including the FHLB, U.S. Treasury, repurchase agreement lines, and advised Fed Funds lines totaling more than $1 billion. The Company also has an effective shelf registration statement under which an additional $225 million in debt securities, common stock, preferred stock, or warrants may be offered from time to time.

Contractual Obligations	Payments due by period
	(in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
FHLB advances	$104,859	$102,076	$160	$1,298	$1,325
Trust preferred securities	125,000	—	—	—	125,000
Data processing contract	4,080	1,360	2,720	—	—
Equity investment commitments to limited partnerships	14,759	1,006	10,415	3,338	—
Operating leases	25,594	5,205	7,754	4,513	8,122

Total	$274,292	$109,647	$21,049	$9,149	$134,447

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

Financial instruments whose contractual amounts represent off-balance sheet risk at June 30, 2006 (in thousands):

Loans and Other Commitments
Commitments to originate loans	$146,204
Unused home equity lines of credit	389,479
Unused portions of business credit card lines	55,094
Unadvanced portions of commercial & industrial loans	411,682
Unadvanced portions of commercial real estate and construction loans	215,905
Equity investment commitments to limited partnerships	14,759

Standby Letters of Credit
Notional amount fully collateralized by cash	$66,310
Notional amount of other standby letters of credit	34,544
Liability associated with letters of credit recorded on balance sheet	417

Item 3. Qualitative and Quantitative Disclosures About Market Risk

To measure the sensitivity of its income to changes in interest rates, the Company uses a variety of methods, including simulation, valuation techniques and gap analyses. Interest-rate risk is the sensitivity of income to variations in interest rates over both short-term and long-term horizons. The primary goal of interest-rate management is to control this risk within limits approved by the Board of Directors. These limits and guidelines reflect the Company’s tolerance for interest-rate risk. The Company attempts to control interest-rate risk by identifying exposures, quantifying them and taking appropriate actions. For a full discussion of interest-rate risk see “Liquidity and Rate Sensitivity” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company has completed the analysis for June 30, 2006 and believes that it has moved from being slightly asset sensitive at the prior year end to slightly liability sensitive. This change in our interest sensitivity was primarily driven by an increase in fixed rate commercial loans, changes in the funding mix and increased short term interest rates.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2006, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the period ended December 31, 2005.

Item 2(c). Share Repurchases

The following table sets forth information with respect to any purchase made by or on behalf of the Company or any “affiliated purchaser,” as defined in §240.10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during the indicated periods.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that may yet be Purchased under the Plan or Program (1) (2)
April 1-30, 2006	—	—	—	831,300
May 1-31, 2006	571,047	27.38	571,047	260,253
June 1-30, 2006	260,253	26.90	260,253	—

Total	831,300	27.23	831,300	—

(1)	On October 19, 2005 the Board of Directors authorized the repurchase of 1,000,000 shares of the Company’s common stock in negotiated transactions or open market purchases.
(2)	On July 19, 2006 the Board of Directors authorized an additional repurchase of 1,000,000 shares of the Company’s common stock. The repurchase of the common stock may be done in negotiated transactions or open market purchases over the next two years.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Annual Meeting, April 19, 2006

Proposal 1:

Election of four directors, each to serve for a term of three years.

DIRECTOR	FOR	AUTHORITY WITHHELD
John K. Dwight	41,691,219	265,308
Lyn Hutton	41,534,016	422,511
Paul A. Perrault	41,489,371	467,156
Mark W. Richards	41,707,533	248,994

The terms of office for the following directors continued after the meeting:

Sally W. Crawford

Philip M. Drumheller

James C. Pizzagalli

Ernest A. Pomerleau

Charles W. Smith

Pall D. Spera

Owen W. Wells

Proposal 2:

To ratify the appointment of PricewaterhouseCoopers LLP as independent auditors for 2006.

FOR: 41,653,542

AGAINST: 173,327

ABSTAIN: 129,658

ITEM 6. EXHIBITS

(a) EXHIBITS

3.i	Amended and Restated By-Laws of the Company (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.ii.1	Amended and Restated Articles of Incorporation of the Company (Incorporated herein by reference to the Proxy Statement for the 1999 Annual Meeting of the Stockholders).

3.ii.2	Articles of Amendment of the Amended and Restated Articles of Incorporation of the Company (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

* 31.1	Certification of Chairman, President and Chief Executive Officer, Paul A. Perrault pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Executive Vice President and Chief Financial Officer, Kirk W. Walters pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chairman, President, and Chief Executive Officer, Paul A. Perrault, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Executive Vice President and Chief Financial Officer, Kirk W. Walters, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	Furnished herewith

CHITTENDEN CORPORATION SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHITTENDEN CORPORATION
Registrant

July 20, 2006	/S/ PAUL A. PERRAULT
Date	Paul A. Perrault,
Chairman, President and
Chief Executive Officer

July 20, 2006	/ S/ KIRK W. WALTERS
Date	Kirk W. Walters
Executive Vice President,
Treasurer, and Chief Financial Officer