Form 10-Q
period 2006-09-30
CHITTENDEN CORP /VT/
filed 2006-10-20
CIK 200138

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006

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

At October 16, 2006, there were 46,004,441 shares of Chittenden Corporation’s $1.00 par value common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Chittenden Corporation

Consolidated Balance Sheets

(Unaudited)

	September 30, 2006	December 31, 2005
	(in thousands)
Assets:
Cash and cash equivalents	$145,393	$180,707
Securities available for sale	1,231,369	1,383,909
FRB and FHLB stock	16,124	19,352
Loans held for sale	21,646	19,737
Loans:
Commercial & Industrial (C&I)	854,475	848,420
Municipal	144,152	160,357
Multi-family	213,153	196,590
Commercial real estate	1,933,279	1,778,202
Construction	211,187	192,165
Residential real estate	749,106	737,462
Home equity credit lines	325,814	316,465
Consumer	246,394	257,829

Total Loans	4,677,560	4,487,490
Less: Allowance for loan losses	(62,153)	(60,822)

Net loans	4,615,407	4,426,668

Accrued interest receivable	32,393	32,621
Other assets	89,759	93,377
Premises and equipment, net	67,952	69,731
Mortgage servicing rights	14,347	13,741
Identified intangibles	15,661	17,655
Goodwill	216,038	216,038

Total assets	$6,466,089	$6,473,536

Liabilities:
Deposits:
Demand	$971,378	$973,752
Savings	481,380	489,734
NOW	866,134	861,000
CMAs/ Money market	1,658,319	1,749,878
Certificates of deposit less than $100,000	858,834	814,289
Certificates of deposit $100,000 and over	663,086	625,682

Total deposits	5,499,131	5,514,335
Securities sold under agreements to repurchase	87,112	56,315
Other borrowings	135,975	171,008
Accrued expenses and other liabilities	63,162	60,488

Total liabilities	5,785,380	5,802,146
Stockholders’ Equity:
Preferred stock - $100 par value; authorized – 1,000,000 shares; issued and outstanding - none	—	—
Common stock - $1 par value; authorized – 120,000,000 shares; issued and outstanding – 50,234,661 in 2006 and 50,219,825 in 2005	50,235	50,220
Surplus	274,834	276,278
Retained earnings	454,985	419,057
Treasury stock, at cost – 4,240,320 shares in 2006 and 3,390,777 shares in 2005	(85,613)	(60,801)
Accumulated other comprehensive income	(19,470)	(18,968)
Directors’ deferred compensation to be settled in stock	5,738	5,604

Total stockholders’ equity	680,709	671,390

Total liabilities and stockholders’ equity	$6,466,089	$6,473,536

The accompanying notes are an integral part of these consolidated financial statements.

Chittenden Corporation

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Interest income:
Loans	$82,743	$68,588	$234,555	$189,525
Investments	13,539	14,033	42,353	43,923

Total interest income	96,282	82,621	276,908	233,448

Interest expense:
Deposits	28,868	17,561	77,648	43,022
Borrowings	4,689	2,845	13,487	9,146

Total interest expense	33,557	20,406	91,135	52,168

Net interest income	62,725	62,215	185,773	181,280
Provision for credit losses	1,670	1,325	4,953	3,800

Net interest income after provision for credit losses	61,055	60,890	180,820	177,480

Noninterest income:
Investment management and trust	5,233	4,996	15,708	14,970
Service charges on deposits	4,277	4,053	12,564	12,187
Mortgage servicing	382	658	1,702	1,222
Gains on sales of loans, net	1,624	2,586	4,897	6,720
Credit card, net	1,376	1,237	3,837	3,343
Insurance commissions, net	1,275	1,341	4,750	5,231
Other	1,970	2,907	8,794	8,840

Total noninterest income	16,137	17,778	52,252	52,513

Noninterest expense:
Salaries	23,200	22,250	69,906	67,837
Employee benefits	5,637	5,784	16,987	16,501
Net occupancy	5,705	5,844	17,635	18,194
Data processing	1,034	921	2,987	2,506
Amortization of intangibles	665	665	1,994	2,103
Other	9,777	9,948	30,545	30,713

Total noninterest expense	46,018	45,412	140,054	137,854

Income before income taxes	31,174	33,256	93,018	92,139
Income tax expense	9,449	11,572	30,086	31,913

Net income	$21,725	$21,684	$62,932	$60,226

Basic earnings per share	$0.47	$0.47	$1.36	$1.30
Diluted earnings per share	0.47	0.46	1.34	1.28
Dividends per share	0.20	0.18	0.58	0.54

The accompanying notes are an integral part of these consolidated financial statements.

Chittenden Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$62,932	$60,226
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,953	3,800
Depreciation	5,617	6,147
Amortization of intangible assets	1,994	2,103
Amortization of premiums, fees, and discounts, net	5,762	9,095
Share-based payment compensation	3,041	2,231
Recovery of MSR impairment	(117)	(289)
Prepaid income taxes	(1,575)	(3,174)
Loans originated for sale	(225,063)	(280,580)
Proceeds from sales of loans	224,866	281,951
Gains on sales of loans, net	(4,897)	(6,720)
Changes in assets and liabilities:
Accrued interest receivable	228	(246)
Other assets	6,898	(4,187)
Accrued expenses and other liabilities	4,081	12,714

Net cash provided by operating activities	88,720	83,071

Cash flows from investing activities:
Proceeds from redemptions of FHLB stock	3,237	—
Purchase of Federal Reserve Bank stock	—	(109)
Proceeds from sales of securities available for sale	—	29,354
Proceeds from principal payments on securities available for sale	172,970	222,166
Purchases of securities available for sale	(25,318)	(183,268)
Loans originated, net of principal repayments	(199,899)	(355,351)
Purchases of premises and equipment	(3,838)	(2,385)

Net cash used in investing activities	(52,848)	(289,593)

Cash flows from financing activities:
Net increase (decrease) in deposits	(15,204)	354,618
Net increase (decrease) in repurchase agreements	30,797	(100,203)
Net decrease in other borrowings	(35,033)	(12,602)
Common stock transactions – net	3,640	3,724
Dividends on common stock	(26,992)	(25,074)
Repurchase of common stock	(28,394)	—

Net cash provided by (used in) financing activities	(71,186)	220,463

Net increase (decrease) in cash and cash equivalents	(35,314)	13,941
Cash and cash equivalents at beginning of period	180,707	136,468

Cash and cash equivalents at end of period	$145,393	$150,409

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$92,434	$53,335
Income taxes	32,017	39,096
Non-cash investing and financing activities:
Assets acquired through foreclosure and repossession	424	114
Issuance of treasury and restricted stock	2,995	2,928

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

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) which amends SFAS 123, “Accounting for Stock-Based Compensation”, and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company adopted SFAS 123R using the modified retrospective method. The modified retrospective method requires that compensation cost be recognized beginning with the effective date 1) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and 2) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R. The modified retrospective method also requires companies to adjust prior year financials based on the amounts previously reported under the SFAS 123 pro forma disclosures for all prior periods in which SFAS 123 was effective. See Note 7 for a more detailed description of the Company’s adoption of SFAS 123R.

NOTE 2 – ACQUIRED INTANGIBLE ASSETS

	As of September 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Amortized intangible assets
Core deposit intangibles	$28,541	$16,371	$12,170
Customer list intangibles	7,498	4,007	3,491

Total	$36,039	$20,378	$15,661

Aggregate Amortization Expense:
For the three months ended September 30, 2006	$665
For the nine months ended September 30, 2006	1,994
Estimated Amortization Expense:
For year ended 12/31/07	2,659
For year ended 12/31/08	2,659
For year ended 12/31/09	2,659
For year ended 12/31/10	2,542
For year ended 12/31/11	2,379

There were no changes in the carrying amount of goodwill for the nine months ended September 30, 2006.

NOTE 3 – CAPITAL TRUST SECURITIES

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

Concurrent with the issuance of these Trust Preferred Securities, the Company entered into interest rate swap agreements with two counterparties, pursuant to which the Company received 8% fixed on the notional amount of $125 million, while paying the counterparties a variable rate based on the three month LIBOR (London Interbank Offered Rate), plus approximately 122 basis points. In August 2006, the Company terminated the interest rate swap agreements with both counterparties and settled with a final payment of interest and termination fees of $372,000.

NOTE 4 – COMPREHENSIVE INCOME

The Company’s comprehensive income for the three months and nine months ended September 30, 2006 and 2005 is presented below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Net Income	$21,725	$21,684	$62,932	$60,226
Unrealized gains (losses) on securities available for sale, net of tax	11,454	(9,613)	(506)	(15,263)
Reclassification adjustments for gains arising during the period, net of tax	—	(4)	—	(4)
Foreign currency translation adjustments	—	—	4	—

Total Comprehensive Income	$33,179	$12,067	$62,430	$44,959

NOTE 5 – EARNINGS PER SHARE

The following table summarizes the calculation of basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands except per share information)
Net income	$21,725	$21,684	$62,932	$60,226

Weighted average common shares outstanding	45,982	46,519	46,400	46,440
Dilutive effect of common stock equivalents	522	590	532	529

Weighted average common and common equivalent shares	46,504	47,109	46,932	46,969

Basic earnings per share	$0.47	$0.47	$1.36	$1.30
Diluted earnings per share	0.47	0.46	1.34	1.28

The following table summarizes anti-dilutive stock options which were not included in the computation of common stock equivalents:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Anti-dilutive options	918,115	445,725	918,115	466,031
Weighted average exercise price	$29.50	$29.90	$29.50	$29.78

NOTE 6 – STOCK PLANS

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

The primary type of share-based payment utilized by the Company is stock options. Stock options are awards which allow the employee to purchase shares of the Company’s stock at a fixed price. In accordance with Chittenden’s Stock Incentive Plan, stock options are granted at an exercise price equal to the Company stock price at the date of grant. Prior to 2006, the stock options issued by the Company generally vested immediately at the time of issuance. In 2006, the Company’s Board of Directors changed this practice and vested the new option grants over one year.

The following tables summarize stock option activity during the first nine months of 2006:

	Options	Weighted-Average Exercise Price Per Share
Outstanding at December 31, 2005	3,373,623	$23.49
Options granted	489,500	29.11
Options exercised	(171,803)	21.31
Options forfeited	(5,750)	29.11
Options expired	(5,500)	29.46

Outstanding at September 30, 2006	3,680,070	$24.33
Exercisable at September 30, 2006	3,556,820	$24.16

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$12.03 - $20.15	674,929	4.65	$19.13	674,929	$19.13
$20.24 - $22.89	815,377	5.01	$21.94	815,377	$21.94
$22.93 - $24.50	721,111	7.58	$23.95	721,111	$23.95
$24.60 - $29.11	1,051,011	7.79	$27.53	929,636	$27.32
$29.20 - $32.74	395,774	7.36	$29.65	393,899	$29.65
$36.02	21,868	2.09	$36.02	21,868	$36.02

$12.03 - $36.02	3,680,070	6.48	$24.33	3,556,820	$24.16

The Company estimates the fair value of stock option grants using the Black-Scholes valuation model and the key input assumptions are described fully in the disclosure of its critical accounting policies in Item 2 of this report on Form 10-Q. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are consistent with SFAS 123R. Estimates of fair value are not intended to predict the actual future value ultimately realized by employees who receive share-based awards, and subsequent events are not indicative of the reasonableness of original estimates of fair value made by the Company under SFAS 123R.

The following table presents the key input assumptions for the Black-Scholes valuation model:

	Nine Months Ended September 30,
	2006	2005
Expected term (years)	4.79	4.76
Volatility	24.67	21.97
Risk-free interest rate	4.71%	3.78%
Dividend yield	2.47%	2.91%
Fair value per share	$6.55	$4.36

The total intrinsic value (market value on date of exercise less grant price) of options exercised during the three months ended September 30, 2006 and 2005, was $277,000 and $878,000, respectively. The total cash received from employees as a result of employee stock option exercises for the quarters ended September 30, 2006 and 2005 was approximately $1.2 million and $2.5 million, respectively. The tax benefit realized as a result of the stock option exercises was $84,000 in the third quarter of 2006 compared with $306,000 for the same period in 2005.

As of September 30, 2006, there was $784,000 of unearned compensation cost related to non-vested stock options granted in 2006 under the plans. The Company expects to recognize this expense in the fourth quarter of 2006 when the stock options become fully vested. The total compensation cost related to options during the quarters ended September 30, 2006 and September 30, 2005 was $784,000 and $5,000, respectively. These amounts are included in salary expense in the accompanying consolidated Statements of Income.

NOTE 7 – PENSION PLAN

The Company sponsors a qualified defined benefit pension plan “Pension Account Plan”. On December 31, 2005, benefits accrued under the defined benefit Pension Account Plan were frozen based on participants’ current service and pay levels. Effective January 1, 2006, the Company’s annual contribution to the Incentive Savings and Profit Sharing Plan was enhanced for all eligible employees.

The components of net periodic pension expense, which is included in employee benefits expense in the consolidated statements of income are presented below.

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Service cost	$746	$2,981
Interest cost	2,882	3,120
Expected return on plan assets	(3,901)	(3,593)

Net amortization:
Prior service cost	—	(379)
Net actuarial loss	99	776
Transition cost	—	—

Total amortization	99	397

Net periodic pension expense (income)	$(174)	$2,905

The Company made a voluntary contribution totaling $1.5 million to the Pension Account Plan during the third quarter of 2006.

NOTE 8 – BUSINESS SEGMENTS

The Company has identified Commercial Banking as its reportable operating business segment based on the fact that the results of operations are viewed as a single strategic unit by the chief operating decision-maker. The Commercial Banking segment is comprised of the five Commercial Banking subsidiaries, Chittenden Trust Company, The Bank of Western Massachusetts, Flagship Bank and Trust Co., Ocean National Bank and Maine Bank and Trust Co. (the “Banks”), which provide similar products and services, have similar distribution methods, types of customers and regulatory responsibilities. Commercial Banking derives its revenue from a wide range of banking services, including lending activities, acceptance of deposits, business services, investment management and trust, and mortgage banking.

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

For the Three Months Ended September 30, 2006	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
	(in thousands)
Net interest income (1)	$65,300	$(2,575)	$—	$62,725
Noninterest income	15,195	942	—	16,137
Provision for credit losses	1,670	—	—	1,670
Noninterest expense	44,621	1,397	—	46,018

Net income (loss) before income tax	34,204	(3,030)	—	31,174
Income tax expense/(benefit)	10,664	(1,215)	—	9,449

Net income (loss)	$23,540	$(1,815)	$—	$21,725

End of Period Assets	$6,622,770	$877,316	$(1,033,997)	$6,466,089

For the Three Months Ended September 30, 2005	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
	(in thousands)
Net interest income (1)	$63,963	$(1,748)	$—	$62,215
Noninterest income	16,412	1,366	—	17,778
Provision for loan losses	1,325	—	—	1,325
Noninterest expense	43,623	1,789	—	45,412

Net income (loss) before income tax	35,427	(2,171)	—	33,256
Income tax expense/(benefit)	12,356	(784)	—	11,572

Net income (loss)	$23,071	$(1,387)	$—	$21,684

End of Period Assets	$6,408,631	$825,804	$(878,606)	$6,355,829

For the Nine Months Ended September 30, 2006	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
	(in thousands)
Net interest income (1)	$192,603	$(6,830)	$—	$185,773
Noninterest income	47,748	4,504	—	52,252
Provision for credit losses	4,953	—	—	4,953
Noninterest expense	135,526	4,528	—	140,054

Net income (loss) before income tax	99,872	(6,854)	—	93,018
Income tax expense/(benefit)	32,753	(2,667)	—	30,086

Net income (loss)	$67,119	$(4,187)	$—	$62,932

End of Period Assets	$6,622,770	$877,316	$(1,033,997)	$6,466,089

For the Nine Months Ended September 30, 2005	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
	(in thousands)
Net interest income (1)	$186,033	$(4,753)	$—	$181,280
Noninterest income	47,207	5,306	—	52,513
Provision for loan losses	3,800	—	—	3,800
Noninterest expense	130,523	7,331	—	137,854

Net income (loss) before income tax	98,917	(6,778)	—	92,139
Income tax expense/(benefit)	34,316	(2,403)	—	31,913

Net income (loss)	$64,601	$(4,375)	$—	$60,226

End of Period Assets	$6,408,631	$825,804	$(878,606)	$6,355,829

(1)	The Commercial Banking segment derives a majority of its revenue from interest. In addition, management primarily relies on net interest income, not the gross revenue and expense amounts, in managing the segment. Therefore, only the net amount has been disclosed.
(2)	Revenue derived from these non-reportable segments includes insurance commissions from insurance related products and services, as well as other operations associated with the parent holding company.

NOTE 9 – STOCKHOLDERS’ EQUITY

On October 18, 2006 the Company’s Board of Directors declared a dividend of $0.20 per share or approximately $9.2 million, to be paid on November 10, 2006 to shareholders of record on October 27, 2006. In the third quarter of 2006, the Company repurchased 37,500 shares of common stock at an average price per share of $27.92 under the Company’s share repurchase plan, which was adopted on July 19, 2006. The repurchase of the common stock may be done in negotiated transactions or open market purchases for two years from the date the repurchase plan was adopted.

NOTE 10 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, to meet customers’ financing needs and to reduce their own exposure to fluctuations in interest rates, the Banks are parties to financial instruments with off-balance sheet risk, held for purposes other than trading. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Banks’ exposure to credit loss in the event of nonperformance by the other party for loan commitments and standby letters of credit is represented by the contractual amount of those instruments, assuming that the amounts are fully advanced and that collateral or other security is of no value. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, plant and equipment, and real estate.

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

Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance by a customer to a third party. These guarantees are issued primarily to support public and private borrowing arrangements, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers. Other commitments refer to the Company’s equity investments in limited partnerships for CRA related low income housing projects.

Financial instruments whose contractual amounts represent off-balance sheet risk at September 30, 2006 (in thousands):

Loan Commitments
Commitments to originate loans	$157,305
Unused home equity lines of credit	394,617
Unused portions of business credit card lines	55,799
Unadvanced portions of C&I loans	442,136
Unadvanced portions of commercial real estate and construction loans	195,275

Standby Letters of Credit
Notional amount collateralized by cash	$66,299
Notional amount of other standby letters of credit	37,163
Liability associated with letters of credit recorded on balance sheet	409

Other Commitments
Equity investment commitments	14,768

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

On September 29, 2006, the Financial Accounting Standards Board “FASB” issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently analyzing the effects of SFAS 158 but does not expect its implementation will have a significant impact on the Company’s financial conditions or results of operations.

On September 13, 2006, the Securities and Exchange Commission “SEC” issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial conditions.

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48.

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

There may be events in the future that the Company is not able to predict accurately or control and that may cause actual results to differ materially from the expectations described in forward-looking statements. Readers are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed in this report. These differences may be the result of various factors, including changes in general, national or regional economic conditions, changes in loan default and charge-off rates, reductions in deposit levels necessitating increased borrowings to fund loans and investments, changes in interest rates, changes in levels of noninterest income and expense related activities, changes in the methods or rates used by governments to assess taxes against the Company including income that is exempted from taxation or expenses that are not deductible for tax purposes, and other risk factors identified from time to time in the Company’s periodic filings with the Securities and Exchange Commission.

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

The reserve for unfunded commitments is based on management’s estimate of the amount required to reflect the probable inherent losses on outstanding letters of credit, merchant processing activity and unused loan credit commitments. Adequacy of the reserve is determined using a consistent, systematic methodology, similar to the one that analyzes the allowance for loan losses. Management must also estimate the likelihood that these commitments would be funded and become loans. This is done by evaluating the historical utilization of each type of unfunded commitment and estimating the likelihood that the current utilization rates on lines available at the balance sheet date could change in the future. The Company’s methodology with respect to the assessment of the adequacy of the allowance for credit losses is more fully discussed in its Form 10-K for the year ended December 31, 2005.

Income Taxes. The Company estimates income tax expense in each of the jurisdictions in which it operates for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of September 30, 2006, there were no valuation allowances set aside against any deferred tax assets.

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

Management Overview

The Company earned $21.7 million in net income for the third quarter of 2006, which was effectively flat compared to the same quarter in 2005. Fully diluted earnings per share increased one cent to $0.47 from the third quarter of 2005 primarily due to common stock repurchases of one million shares in the first half of 2006. Chittenden’s financial results for the nine months ended September 30, 2006 reflected a $2.7 million increase in net income and a 5% increase in fully diluted earnings per share over the comparable period of a year ago. The increase in fully diluted earnings per share and net income for the first nine months of 2006 was primarily due to higher net interest income and lower income tax expense. The increase in net interest income was attributable to higher average earning assets which was partially offset by a lower net interest margin. The decrease in income tax expense was driven by a lower effective tax rate due to higher levels of tax credits.

Results of Operations

The Company posted third quarter 2006 net income $21.725 million or $0.47 per diluted share, compared to $21.684 or $0.46 per diluted share in the third quarter of last year. The increase in fully diluted earnings per share was primiarly attributable to lower weighted average common shares outstanding due to common stock repurchases in the first half of 2006. Return on average equity (ROE) was 13.00% for the quarter ended September 30, 2006 compared with 13.20% for the same period in 2005. Return on average assets (ROA) was 1.33% for the third quarter of 2006, down from 1.37% for the same quarter last year. Net interest income on a tax equivalent basis for the three months ended September 30, 2006 increased to $63.5 million, from $62.8 million for the same period a year ago. The net yield on earning assets was 4.23%, down 12 basis points from the third quarter of 2005. The decline in the net yield on earning assets primarily related to higher funding costs driven by the Federal Reserve increasing short-term interest rates and increased competition for deposits.

On a year to date basis, the Company posted net income of $1.34 per diluted share, compared to $1.28 per diluted share for the same period of last year. Net income for the first nine months of 2006 was $62.9 million, compared to $60.2 million recorded for the first nine months of 2005. ROE was 12.65% through September 30, 2006 compared with 12.59% for the same period in 2005. ROA was 1.30% for the nine-month period ended September 30, 2006, essentially flat with the same period in 2005. Net interest income on a tax equivalent basis for the nine months ended September 30, 2006 was $188.0 million compared with $182.7 million for the same period a year ago. The increase in net interest income was attributable to higher average earning assets which was partially offset by a lower net interest margin. The net yield on earning assets was 4.22%, a decrease of 9 basis points, compared to 4.31% for the same period a year ago. The decline is largely due to an increase in funding costs of 101 basis points which was partially offset by an increase in the yield on interest earning assets. The increase in funding costs was driven by aggressive competition for deposits as well as the Federal Reserve increasing short term interest rates by 225 basis points during this period.

The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the three months and nine months ended September 30, 2006 and 2005:

For the Three Months Ended September 30, 2006			For the Three Months Ended September 30, 2005				For the Nine Months Ended September 30, 2006			For the Nine Months Ended September 30, 2005
Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate (1)	Description	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate (1)
						(in thousands)
						Assets
						Interest-earning assets:
						Loans:
$863,524	$17,298	7.95%	$834,727	$14,460	6.87%	C&I	$845,080	$48,731	7.71%	$818,953	$39,533	6.45%
141,345	2,045	5.79	146,877	1,622	4.42	Municipal	158,602	6,055	5.09	117,175	3,356	3.82
207,717	3,706	6.98	190,694	3,123	6.41	Multifamily	200,973	10,485	6.88	185,105	8,792	6.26
1,915,610	33,704	6.98	1,739,088	27,847	6.35	Commercial real estate	1,858,681	95,417	6.86	1,681,183	76,840	6.11
215,894	4,165	7.55	146,735	2,429	6.48	Construction	214,217	11,833	7.28	148,337	7,047	6.26
771,780	12,334	6.39	746,348	11,022	5.91	Residential	759,203	34,986	6.20	739,380	31,215	5.63
322,452	6,524	8.03	312,292	4,974	6.32	Home Equity	318,144	18,338	7.71	303,415	13,491	5.94
250,665	3,720	5.88	261,000	3,739	5.68	Consumer	252,735	10,938	5.77	250,493	10,641	5.68

4,688,987	83,496	7.07	4,377,761	69,216	6.27	Total loans	4,607,635	236,783	6.86	4,244,041	190,915	6.00
						Investments:
1,269,409	13,526	4.26	1,340,640	13,858	4.13	Taxable	1,330,632	42,256	4.23	1,398,707	43,710	4.17
498	8	6.52	1,008	15	6.04	Tax-favored securities	498	24	6.52	1,197	56	6.23
280	2	3.12	250	2	2.46	Interest-bearing deposits	280	6	3.05	198	3	2.18
425	6	5.23	18,840	164	3.46	Federal funds sold	2,328	75	4.29	6,792	173	3.40

5,959,599	97,038	6.47	5,738,499	83,255	5.76	Total interest-earning assets	5,941,373	279,144	6.27	5,650,935	234,857	5.55

585,321			580,675			Noninterest-earning assets	577,460			569,247
(62,793)			(61,444)			Allowance for loan losses	(62,173)			(60,450)

$6,482,127			$6,257,730				$6,456,660			$6,159,732

						Liabilities and stockholders’ equity
						Interest-bearing liabilities:
489,804	1,050	0.85	502,122	597	0.47	Savings	486,959	2,530	0.69	509,436	1,567	0.41
851,371	1,631	0.76	890,033	1,237	0.55	NOWs	867,544	4,628	0.71	876,608	2,927	0.45
1,605,212	11,433	2.83	1,518,362	6,005	1.57	CMAs/money markets	1,602,800	30,459	2.54	1,519,236	14,474	1.27
873,690	7,532	3.42	814,942	5,118	2.49	Certificates of deposit under $100,000	855,926	20,489	3.20	782,401	13,177	2.25
662,562	7,222	4.32	599,388	4,604	3.05	Certificates of deposit $100,000 and over	647,900	19,542	4.03	526,632	10,877	2.76

4,482,639	28,868	2.55	4,324,847	17,561	1.61	Total interest-bearing deposits	4,461,129	77,648	2.33	4,214,313	43,022	1.36
104,068	1,008	3.84	66,187	275	1.65	Repurchase agreements	88,642	2,259	3.41	94,774	1,202	1.70
208,362	3,681	7.01	206,070	2,570	4.95	Other borrowings	245,065	11,228	6.13	246,970	7,944	4.30

4,795,069	33,557	2.78	4,597,104	20,406	1.76	Total interest-bearing liabilities	4,794,836	91,135	2.54	4,556,057	52,168	1.53

						Noninterest-bearing liabilities:
960,255			945,559			Demand deposits	934,845			905,381
63,839			63,400			Other liabilities	61,998			58,694

5,819,163			5,606,063			Total liabilities	5,791,679			5,520,132
662,964			651,667			Stockholders’ equity	664,981			639,600

$6,482,127			$6,257,730				$6,456,660			$6,159,732

	$63,481			$62,849		Net interest income		$188,009			$182,689

		3.69%			4.00%	Interest rate spread (2)			3.73%			4.02%
		4.23			4.35	Net yield on earning assets (3)			4.22			4.31

(1)	On a fully taxable equivalent basis calculated using a Federal income tax rate of 35%. Loan income includes fees.
(2)	Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(3)	Net yield on earning assets is net interest income divided by total interest-earning assets.

The following table attributes changes in the Company’s net interest income (on a fully taxable equivalent basis) to changes in either average balances or average rates for the three and nine months ended September 30, 2006. Changes due to both interest rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each.

QTD 2006 Compared with QTD 2005				YTD 2006 Compared with YTD 2005
Increase (Decrease) in Net Interest Income Due to:		Total Increase (Decrease)		Increase (Decrease) in Net Interest Income Due to:		Total Increase (Decrease)
Average Rate	Average Balance			Average Rate	Average Balance
			Description
	(in thousands)			(in thousands)
			Interest income:
			Loans:
$2,260	$578	$2,838	C&I	$7,692	$1,506	$9,198
503	(80)	423	Municipal	1,117	1,582	2,699
279	304	583	Multifamily	865	828	1,693
2,751	3,106	5,857	Commercial real estate	9,465	9,112	18,577
402	1,334	1,736	Construction	1,147	3,639	4,786
906	406	1,312	Residential	2,859	912	3,771
1,344	206	1,550	Home equity	3,998	849	4,847
129	(148)	(19)	Consumer	200	97	297

8,574	5,706	14,280	Total loans	27,343	18,525	45,868

			Investments:
427	(759)	(332)	Taxable	708	(2,162)	(1,454)
1	(8)	(7)	Tax-favored securities	2	(34)	(32)
—	—	—	Interest-bearing deposits	1	2	3
85	(243)	(158)	Federal funds sold	46	(144)	(98)

9,087	4,696	13,783	Total interest income	28,100	16,187	44,287

			Interest expense:
(479)	26	(453)	Savings	(1,080)	117	(963)
(468)	74	(394)	NOWs	(1,750)	49	(1,701)
(4,809)	(619)	(5,428)	CMAs/ money markets	(14,397)	(1,588)	(15,985)
(1,908)	(506)	(2,414)	Certificates of deposit under $100,000	(5,552)	(1,760)	(7,312)
(1,929)	(689)	(2,618)	Certificates of deposit $100,000 and over	(5,007)	(3,658)	(8,665)
(366)	(367)	(733)	Repurchase agreements	(1,213)	156	(1,057)
(1,071)	(40)	(1,111)	Other borrowings	(3,371)	87	(3,284)

(11,030)	(2,121)	(13,151)	Total interest expense	(32,370)	(6,597)	(38,967)

$(1,943)	$2,575	$632	Change in net interest income	$(4,270)	$9,590	$5,320

Noninterest Income

Noninterest income for the third quarter of 2006 was $16.1 million, a decline of $1.6 million from the same period a year ago. The decrease was primarily a result of lower gains on sales of loans, mortgage servicing income and other noninterest income; which was partially offset by an increase in investment management and trust income and service charges on deposits. Other noninterest income declined from the same period a year ago due to a final payment of interest and termination fees of $372,000 incurred on the termination of the interest rate swaps related to the Company’s Trust Preferred Securities and a reduction in accrued interest of $275,000 on IRS and state income tax refunds.

Noninterest income for the first nine months of 2006 was $52.3 million, essentially flat with the same period in 2005. In 2006, the Company experienced lower gains on sales of mortgage loans and insurance commissions, which were substantially offset by higher investment management and trust income, service charges on deposits and credit card income.

Gains on sales of loans declined $962,000 in the third quarter and $1.8 million for the first nine months of 2006 as compared to the similar periods in 2005 due to lower volumes of loans sold. For the third quarter the Company originated $78 million and sold $113 million in residential real estate loans, which was down from $125 million and $189 million, respectively, in the same quarter of 2005. For the first nine months of 2006, the Company originated $316 million and sold $223 million in residential real estate loans, which was down from $471 million and $320 million, respectively, during the same period in 2005. Volatility in interest rates can significantly impact mortgage origination and sales volumes, amortization of mortgage servicing assets and related impairments or recoveries based on the fair value of those assets as measured based on current interest rates.

Mortgage Servicing Rights (MSRs) amortization was $824,000 for the third quarter of 2006 and $2.4 million for the first nine months as compared with $931,000 and $3.3 million for the respective periods in 2005. The Company recorded an impairment of $104,000 for the third quarter of 2006 compared with a recovery of $146,000 for the third quarter of 2005. On a year to date basis, the Company recorded a recovery of $117,000 in 2006 as compared to $288,000 for the same period a year ago. The remaining impairment reserve for particular stratas in the MSR’s at September 30, 2006 was $483,000. The Company services approximately $2.0 billion in mortgages for others and has net capitalized mortgage-servicing rights of $14.4 million. As a result, the MSR asset as a percentage of loans serviced was approximately 71 basis points as of September 30, 2006.

Noninterest Expense

Noninterest expenses for the third quarter of 2006 were $46.0 million, an increase of $606,000 from the same period in 2005. The increase from 2005 primarily related to higher salary expense, which was partially offset by lower other noninterest expense. Salary expense increased from the same period a year ago due to higher share-based payment costs of $779,000 (see Note 6). Other noninterest expense declined $171,000 primarily due to lower training and legal expenses.

For the first nine months of 2006, noninterest expenses were $140.0 million an increase of $2.2 million from 2005. The increase was primarily attributable to higher salary and data processing costs, which were partially offset by lower net occupancy expenses. The increase in salary expense is related to normal cost of living increases as well as higher share-based payment costs. Net occupancy expense declined from 2005 primarily due to lower depreciation expense and energy costs.

Income Taxes

The Company and its subsidiaries are taxed on their income at the Federal level and by various states in which they do business. The effective income tax rate was 30.3% for the third quarter and 32.3% year to date compared with 34.8% and 34.6% for the respective periods in 2005. The lower effective income tax rate was primarily attributable to higher low income housing and historic rehabilitation tax credits.

Financial Position

Total loans increased $251 million from the third quarter of 2005 to $4.7 billion at September 30, 2006. The increase was attributable to solid growth in the commercial real estate, construction, multifamily, and residential real estate portfolios. The growth in commercial real estate loans was primarily in Vermont and Maine. In addition, financings for commercial customers were the primary drivers for the construction loan portfolio growth, which increased $37 million from September 30, 2005. Municipal loans experienced their historical seasonal trend, increasing $54 million from June 30, 2006.

Total deposits were up $182 million from June 30, 2006 and $106 million from September 30, 2005. The increase on a linked quarter basis was primarily driven by the normal seasonal inflows from Chittenden’s municipal and captive insurance customers. The year-over-year increase was due to higher levels of CMA/money market deposits and CDs, which were partially offset by declines in NOW and savings deposits. At September 30, 2006, other borrowings declined by $44 million from the same period in 2005 as a result of increased deposit flows.

Credit Quality

The provision for credit losses was $1.67 million for the third quarter of 2006 compared to $1.33 million for the same quarter of last year. The increase from the comparable period in 2005 was principally driven by higher net charge-offs, increased nonperforming assets, and continued commercial loan growth.

As of September 30, 2006, nonperforming assets (NPAs) were $26.1 million, up $7.8 million from the same period in 2005 and $1.4 million on a linked quarter basis. The increase in nonperforming assets from September

30, 2005 primarily relates to one commercial finance loan that was placed on non-accrual status in the first quarter of 2006. As a percentage of total loans, NPAs were 56 basis points, which was up slightly on a linked quarter basis, and up 15 basis points from the third quarter of 2005. Net charge-offs totaled $1.6 million for the third quarter of 2006 compared to $662,000 for the same period in 2005. The increase in net charge-offs was due to higher charges-offs of $425,000 that was primarily attributable to one C&I loan and lower recoveries of $500,000. A summary of the Company’s credit quality follows:

	9/30/06	6/30/06	12/31/05	9/30/05
	(in thousands)
Nonaccrual loans	$25,453	$24,323	$15,819	$18,299
Other real estate owned (OREO)	636	404	375	—

Total NPAs	$26,089	$24,727	$16,194	$18,299

Loans past due 90 days or more and still accruing interest	$3,196	$2,283	$3,038	$2,720
NPAs as % of loans plus OREO	0.56%	0.54%	0.36%	0.41%
ACL as % of loans	1.35%	1.38%	1.38%	1.39%
ACL as % of loans (excluding municipal loans)	1.40%	1.41%	1.43%	1.44%
ACL as % of nonaccrual loans	248.90%	260.13%	392.06%	335.92%

Provisions for and activity in the allowance for credit losses are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Allowance for loan losses :	$62,070	$60,805	$60,822	$59,031
Provision for loan losses	1,670	1,325	4,953	3,800
Loans charged off	(2,093)	(1,668)	(5,718)	(4,135)
Loan recoveries	506	1,006	2,096	2,772

	$62,153	$61,468	$62,153	$61,468

Components of allowance for credit losses:
Allowance for loan losses	$62,153	$61,468	$62,153	$61,468
Reserve for unfunded commitments	1,200	—	1,200	—

	$63,353	$61,468	$63,353	$61,468

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

For a full discussion on the Company’s allowance for credit loss policies, see “Allowance for Credit Losses” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Capital

Stockholders’ equity totaled $680.7 million at September 30, 2006, compared to $671.4 million at December 31, 2005. Net income of $62.9 million for the first nine months of 2006 increased stockholders’ equity, which was offset by common stock dividend payments of $27.0 million, an after tax decrease of $502,000 in the fair market value of the Company’s securities portfolio and the Company’s repurchase of

$28.3 million in common stock. In the third quarter of 2006, the Company repurchased 37,500 shares of common stock at an average price of $27.92 per share. These repurchases were completed under the Company’s share repurchase plan, which was adopted on July 19, 2006. The Company may repurchase up to one million shares of its common stock in negotiated transactions or open market purchases for two years from the date that the repurchase plan was adopted. Tier one capital, consisting of common equity and the Trust Preferred Securities, measured 11.59% of risk-weighted assets at September 30, 2006. Total capital, including the Tier two allowance for credit losses, was 12.80% of risk-weighted assets and the leverage capital ratio was 9.24%. These ratios placed the Company in the “well-capitalized” category according to regulatory standards.

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

Liquidity

The Company’s liquidity is monitored by the Asset and Liability Committee, based upon policies approved by the Board of Directors. The measure of an institution’s liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. For the quarter ended September 30, 2006, the Company’s ratio of average loans to average deposits was approximately 86.0%. At September 30, 2006, the Company maintained cash balances and short-term investments of $145.4 million, compared with $180.7 million at December 31, 2005. The Company had securities available for sale of $1.2 billion at September 30, 2006 with expected cash flow of $59 million remaining in 2006 and $295 million in 2007 from maturities and principal payments on mortgage-backed securities. Repurchase agreements and other borrowings at September 30, 2006 were $223.1 million compared to $227.3 million on December 31, 2005.

The Company has available borrowing capacity under certain programs including the FHLB, U.S. Treasury, repurchase agreement lines, and advised Fed Funds lines totaling more than $1 billion. The Company also has an effective shelf registration statement under which an additional $225 million in debt securities, common stock, preferred stock, or warrants may be offered from time to time.

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
FHLB advances	$2,841	$77	$162	$1,845	$757
Trust preferred securities	125,000	—	—	—	125,000
Data processing contract	3,740	1,360	2,380	—	—
Equity investment commitments	14,768	1,422	10,008	3,338	—
Operating leases.	27,121	5,297	10,910	2,283	8,631

Total	$173,470	$8,156	$23,460	$7,466	$134,388

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, to meet customers’ financing needs and to reduce their own exposure to fluctuations in interest rates, the Banks are parties to financial instruments with off-balance sheet risk, held for purposes other than trading. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Banks’ exposure to credit loss in the event of nonperformance by the other party for loan commitments and standby letters of credit is represented by the contractual amount of those instruments, assuming that the amounts are fully advanced and that collateral or other security is of no value. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, plant and equipment, and real estate.

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

Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance by a customer to a third party. These guarantees are issued primarily to support public and private borrowing arrangements, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers. Other commitments refer to the Company’s equity investments in limited partnerships for CRA related low income housing projects.

Financial instruments whose contractual amounts represent off-balance sheet risk at September 30, 2006 (in thousands):

Loan Commitments
Commitments to originate loans	$157,305
Unused home equity lines of credit	394,617
Unused portions of business credit card lines	55,799
Unadvanced portions of C&I loans	442,136
Unadvanced portions of commercial real estate and construction loans	195,275

Standby Letters of Credit
Notional amount collateralized by cash	$66,299
Notional amount of other standby letters of credit	37,163
Liability associated with letters of credit recorded on balance sheet	409

Other Commitments
Equity investment commitments to limited partnerships	14,768

Item 3. Qualitative and Quantitative Disclosures About Market Risk

To measure the sensitivity of its income to changes in interest rates, the Company uses a variety of methods, including simulation, valuation techniques and gap analyses. Interest-rate risk is the sensitivity of income to variations in interest rates over both short-term and long-term horizons. The primary goal of interest-rate management is to control this risk within limits approved by the Board of Directors. These limits and guidelines reflect the Company’s tolerance for interest-rate risk. The Company attempts to control interest-rate risk by identifying exposures, quantifying them and taking appropriate actions. For a full discussion of interest-rate risk see “Liquidity and Rate Sensitivity” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company has completed the analysis for September 30, 2006 and believes that it has moved from being slightly asset sensitive at the prior year-end to slightly liability sensitive. This change in our interest sensitivity was primarily driven by an increase in fixed rate commercial loans, changes in the funding mix and increased short term interest rates.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2006, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and use of Proceeds

(c) The following table sets forth information with respect to any purchase made by or on behalf of the Company or any “affiliated purchaser,” as defined in §240.10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during the indicated periods.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that may yet be Purchased under the Plan or Program (1)
July 1-31, 2006	—	—	—	1,000,000
August 1-31, 2006	31,900	$27.91	31,900	968,100
September 1-30, 2006	5,600	28.16	5,600	962,500

Total	37,500	$27.92	37,500	962,500

(1)	On July 19, 2006 the Board of Directors authorized the repurchase of 1,000,000 shares of the Company’s common stock. The repurchase of the common stock may be done in negotiated transactions or open market purchases for two years from the date the repurchase plan was adopted.

ITEM 6. EXHIBITS

(a) EXHIBITS

	3.i.1	Amended and Restated Articles of Incorporation of the Company (Incorporated herein by reference to the Proxy Statement for the 1999 Annual Meeting of the Stockholders).

	3.i.2	Articles of Amendment of the Amended and Restated Articles of Incorporation of the Company (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

	3.ii.1	Amended and Restated By-Laws of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

*	31.1	Certification of Chairman, President and Chief Executive Officer, Paul A. Perrault pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Executive Vice President and Chief Financial Officer, Kirk W. Walters pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Chairman, President, and Chief Executive Officer, Paul A. Perrault, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Executive Vice President and Chief Financial Officer, Kirk W. Walters, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	Furnished herewith

CHITTENDEN CORPORATION SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHITTENDEN CORPORATION
Registrant

October 20, 2006	/S/ PAUL A. PERRAULT
Date	Paul A. Perrault,
Chairman, President and Chief Executive Officer

October 20, 2006	/S/ KIRK W. WALTERS
Date	Kirk W. Walters
Executive Vice President,
Treasurer, and Chief Financial Officer