Form 10-K
period 2006-12-31
CHITTENDEN CORP /VT/
filed 2007-02-26
CIK 200138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):.

Large Accelerated Filer ☒                    Accelerated Filer ☐                    Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐NO ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant, computed by reference to the last reported sale price on the NYSE on June 30, 2006 was $1,164,981,510.55.

At January 31, 2007, there were 45,278,254 shares of the Registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

1.	Notice of 2007 Annual Meeting and Proxy Statement: Part III, Items 10, 11, 12, 13 and 14.

*	Portions incorporated by reference from the Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on April 18, 2007.

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

PART I

ITEM 1 BUSINESS

Chittenden Corporation (the “Company” or “Chittenden”), a Vermont corporation organized in 1971, is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. At December 31, 2006, the Company had total consolidated assets of approximately $6.4 billion. The Company is the holding company parent and owns 100% of the outstanding common stock of Chittenden Trust Company (“CTC”), Flagship Bank and Trust Company (“FBT”), The Bank of Western Massachusetts (“BWM”), Maine Bank & Trust (“MBT”), and Ocean National Bank (“ONB”) (collectively the “Banks”).

The following table summarizes Chittenden’s acquisition history since 1994. The acquisitions of Vermont Financial Services Corp. and Granite State Bancshares, Inc. are also included as they were significant transactions that were merged into the Company’s existing franchise banks:

Date Announced	Acquisition	Subsidiary Bank(s)	State(s) of Business	Consideration Paid (in millions)	Accounting Method	Date Closed
11/2/2002	Granite State Bancshares, Inc.	Granite Bank (4)	NH	$238.9 stock & cash	Purchase (1)	2/28/03

10/5/2001	Ocean National Corporation	Ocean National Bank	NH / ME	$53.25 cash	Purchase (1)	2/28/02

1/26/2001	Maine Bank Corporation	Maine Bank & Trust	ME	$49.25 cash	Purchase (1)	4/30/01

12/16/1998	Vermont Financial Services Corp.	Vermont National Bank (3), United Bank (3)	VT / NH / MA	$387.2 stock	Pooling (2)	5/28/99

9/19/1995	Flagship Bank and Trust	Flagship Bank and Trust	MA	$41.7 cash	Pooling (2)	2/29/96

8/17/1994	Bank of Western Massachusetts	Bank of Western Massachusetts	MA	$26.5 cash	Purchase (1)	3/17/95

(1)	These acquisitions have been accounted for as purchases and accordingly, the results of operations of the acquired companies are included in the financial statements from their dates of acquisition.
(2)	These acquisitions were accounted for as poolings of interests and accordingly, all financial data was restated to reflect the combined financial condition and results of operations as if these acquisitions were in effect for all periods presented.
(3)	United Bank merged into The Bank of Western Massachusetts in the third quarter of 1999. Vermont National Bank merged into Chittenden Trust Company in the first quarter of 2000.
(4)	Granite Bank merged into Ocean National Bank in the second quarter of 2004.
(5)	On January 19, 2007 Chittenden announced the acquisition of Merrill Merchants Bancshares, Inc, and its subsidiary Merrill Merchants Bank, for approximately $111.4 million in cash and stock. The acquisition is expected to close in the second quarter of 2007.

The Company engages in one line of business, that of providing financial services through its banking subsidiaries. Through its subsidiaries, the Company offers a variety of lending services, with loans totaling approximately $4.7 billion at December 31, 2006. The largest loan categories are commercial loans and residential real estate loans. Commercial loans include the following loan categories: commercial & industrial, municipal, multi-family, commercial real estate and construction. Commercial loans amounted to approximately 72% of the total loans outstanding at December 31, 2006.

Residential real estate loans include those collateralized by 1-4 family units and home equity lines of credit, comprised 23% of total loans outstanding at December 31, 2006. The Company underwrites its residential mortgages based upon secondary market standards and sells substantially all of its fixed-rate residential mortgage loans on a servicing-retained basis. Private banking residential mortgage loans are made primarily to commercial and wealth management customers and are typically held in portfolio. These loans generally do not meet secondary market underwriting standards. Consumer loans at December 31, 2006 were 5% of total loans outstanding. Approximately 86% of these loans were indirect installment loans while the remaining loans consisted of direct installment and revolving credit.

The Company’s lending activities are conducted primarily in Vermont, Massachusetts, New Hampshire and Maine, with additional activity related to nearby market areas in New York, Connecticut, and Quebec. In addition to the portfolio diversification described above, the loans are diversified by borrowers and industry groups. In making commercial loans, the Company occasionally solicits the participation of other banks. The Company also occasionally participates in loans originated by other banks. Certain of the Company’s commercial loans are made under programs administered by the U.S. Small Business Administration, U.S. Department of Agriculture Rural Development or other local government agencies within the Company’s markets. Loan terms generally include repayment guarantees by the agency involved in varying amounts up to 90% of the original loan amount.

The Banks offer a wide range of banking services, including the acceptance of demand, savings, NOW, money market, cash management and time deposits. As of December 31, 2006, the Banks had total interest-bearing deposits of approximately $4.5 billion and noninterest-bearing demand deposits of approximately $967 million. The Banks also provide personal trust services, including services as executor, trustee, administrator, custodian and guardian. Corporate trust services are also provided, including services as trustee for pension and profit sharing plans. Asset management services are also provided for both personal and corporate clients. Wealth management assets under administration totaled $9.0 billion at December 31, 2006, which included $2.1 billion under full discretionary management.

The Company also provides various business services including payroll processing, business credit cards, merchant credit card processing, and cash management. Financial and investment counseling is provided to municipalities and school districts within the Company’s service area, as well as central depository, lending, and other banking services. The Banks offer a variety of other services including safe deposit facilities, certain non-deposit investment products through the brokerage services of Chittenden Securities, LLC, and various insurance related products through Chittenden Insurance Group, LLC. Chittenden Securities and Chittenden Insurance Group are subsidiaries of Chittenden Trust Company.

The Company’s principal executive offices are located at Two Burlington Square, Burlington, Vermont 05401; telephone number: 802-658-4000.

CHITTENDEN TRUST COMPANY

CTC was chartered by the Vermont Legislature as a commercial bank in 1904. It is the largest bank headquartered in Vermont, based on total assets of approximately $3.3 billion, total loans of approximately $2.3 billion and total deposits of approximately $2.9 billion at December 31, 2006. CTC’s principal offices are located in Burlington, Vermont and it has fifty additional locations in Vermont. The trade name “Chittenden Bank” is used at all locations. The Company operates its mortgage banking and servicing operations under the “Chittenden Mortgage Services” trade name.

CTC has a registered broker/dealer subsidiary, Chittenden Securities, LLC. (“CSC”). A full service broker-dealer registered with the Securities and Exchange Commission (SEC), CSC is a member of the National Association of Securities Dealers, Inc. (NASD) and the Securities Investor Protection Corporation (SIPC). CSC operates throughout the locations of the CTC franchise as well as at locations of the other Banks.

CTC, through its subsidiary Chittenden Insurance Group, LLC (“CIG”), offers various insurance related products including commercial, personal and life/health policies, as well as specialized coverages and risk management services. CTC, through its subsidiary Chittenden Commercial Finance based in Montreal, Quebec, offers commercial finance lending services in Canada. CTC also provides these services directly throughout Northern New England and Massachusetts.

THE BANK OF WESTERN MASSACHUSETTS

BWM was chartered by the Commonwealth of Massachusetts as a commercial bank in 1986. At December 31, 2006, BWM had total assets of $765 million, total loans of $692 million and total deposits of $636 million. BWM’s principal offices are located in Springfield, Massachusetts and it has thirteen additional locations in western Massachusetts and Connecticut.

FLAGSHIP BANK AND TRUST COMPANY

FBT was chartered by the Commonwealth of Massachusetts as a commercial bank in 1986. At December 31, 2006, FBT had total assets of $525 million, total loans of $357 million and total deposits of $475 million. FBT’s principal offices are located in Worcester, Massachusetts and it has seven additional locations in the greater Worcester, Massachusetts area.

MAINE BANK & TRUST

MBT was chartered by the State of Maine as a commercial bank in 1991. At December 31, 2006, MBT had total assets of $383 million, total loans of $288 million and total deposits of $318 million. MBT’s principal offices are located in Portland, Maine and it has eleven additional locations in southern Maine.

OCEAN NATIONAL BANK

ONB is a federally chartered commercial bank founded in 1854. At December 31, 2006, ONB had total assets of $1.6 billion, total loans of $1.0 billion and total deposits of $1.2 billion. ONB’s principal offices are located in Portsmouth, New Hampshire and it has thirty-seven additional locations in southern Maine and New Hampshire.

ECONOMY

The Northern New England economy continues to expand at a modest pace. Commercial businesses are generally performing well, and experiencing moderate growth. Meanwhile, retail sales sagged from a year ago due to a disappointing holiday season and by the housing slowdown. The residential real estate market slowed during 2006, reflecting the changing economic conditions. The slower sales pace has translated into comparatively higher amounts of inventory across the region. The ability and willingness of the Company’s borrowers to honor their repayment commitments are impacted by many factors, including the prevailing market interest rates and the level of overall economic activity within the borrowers’ geographic area. See “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for further discussion regarding the impact of changes in the local economies on the Company’s business and financial performance.

COMPETITION

There is vigorous competition in the Company’s marketplace for all aspects of banking and related financial services activities. Money market deposit accounts, cash management accounts and short-term certificates of deposit offered by the Banks compete with investment account offerings of brokerage firms and with products offered by insurance companies. The Company also competes with other banks, credit unions, and finance companies for the commercial banking business in Northern New England. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits, and range and quality of products and services provided, including new technology-driven products and services. The Company’s operations are impacted by state and federal regulations, which are applicable to the banking industry. The Company also competes for personal and commercial trust business with investment advisory firms, mutual funds, and insurance companies.

SUPERVISION AND REGULATION

The Company and the Banks are subject to extensive regulation under federal and state banking laws and regulations. The following discussion of certain of the material elements of the regulatory framework applicable to banks and bank holding companies is not intended to be complete and is qualified in its entirety by the text of the relevant state and federal statutes and regulations. A change in the applicable laws or regulations may have a material effect on the business of the Company and/or the Banks.

Regulation of the Company

General. As a corporation incorporated under Vermont law, the Company is subject to regulation by the Vermont Secretary of State, and Vermont corporate law governs the rights of our stockholders. As a bank holding company, the Company is subject to inspection, examination, supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Under the BHC Act, bank holding companies generally may not acquire ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve Board. In addition, bank holding companies (such as the Company) that are not also financial holding companies are generally prohibited under the BHC Act from engaging in non-banking activities, subject to certain exceptions. As a bank holding company that has not elected to become a financial holding company, the Company’s activities are limited generally to the business of banking and activities determined by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto. The Federal Reserve Board has the authority to issue orders to bank holding companies to cease and desist from unsafe or unsound banking practices and violations of conditions imposed by, or violations of agreements with, or commitments to, the Federal Reserve Board. The Federal Reserve Board is also empowered to assess civil money penalties against companies or individuals who violate the BHC Act or orders or regulations thereunder, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies, and to order termination of ownership and control of a non-banking subsidiary by a bank holding company.

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

Certain Transactions by Bank Holding Companies with their Affiliates. There are various statutory restrictions on the extent to which bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with their insured depository institution subsidiaries. An insured depository institution (and its subsidiaries) may not lend money to, or engage in covered transactions with, its non-depository institution affiliates if the aggregate amount of covered transactions outstanding involving the bank, plus the proposed transaction exceeds the following limits: (a) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; and (b) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. For this purpose, “covered transactions” are defined by statute to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the Federal Reserve Board, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Covered transactions are also subject to certain collateral security requirements. Covered transactions as well as other types of transactions between a bank and a bank holding company must be on market terms and not otherwise unduly favorable to the holding company or an affiliate of the holding company. Moreover, Section 106 of the BHC Act provides that, to further competition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service.

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

Liability of Commonly Controlled Depository Institutions. Under the Federal Deposit Insurance Act, as amended (“FDI Act”), FDIC-insured depository institutions, such as any of the Banks, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (a) the “default” of a commonly controlled FDIC-insured depository institution, or (b) any assistance provided by the FDIC to any commonly controlled depository institution in “danger of default.” For these purposes, the term “default” is defined generally as the appointment of a conservator or receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur without federal regulatory assistance.

Regulation of the Banks

General. As FDIC-insured state-chartered banks, the Banks (with the exception of ONB) are subject to the supervision of and regulation by the Commissioner of Banking, Insurance, Securities and Health Care

Administration of the State of Vermont, in the case of CTC; the Maine Superintendent of the Bureau of Banking in the case of MBT; and the Commissioner of Banks of the Commonwealth of Massachusetts in the case of BWM and FBT. We refer to these regulators collectively in this report as the “Commissioners”. ONB is a nationally chartered bank principally regulated by the Office of Comptroller of the Currency (the “OCC”). This supervision and regulation is for the protection of depositors, the Deposit Insurance Fund (“DIF”), and consumers, and is not for the protection of the Company’s stockholders. The prior approval of the FDIC or the OCC and the relevant Commissioner is required, among other things, for the Banks to establish or relocate an additional branch office, assume deposits, or engage in any merger, consolidation, purchase or sale of all or substantially all of the assets of any of the Banks.

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

Dividends. The principal source of the Company’s revenue is dividends from the Banks. Payments of dividends by the Banks are subject to certain Vermont, Maine, and Massachusetts banking law restrictions. Payment of dividends by CTC is subject to Vermont banking law restrictions, which require that CTC may not, without the Commissioner’s approval, authorize dividends that reduce capital below certain standards established by the Commissioner. Payment of dividends by BWM and FBT is subject to Massachusetts banking law restrictions, which require that each bank’s capital not be impaired and limits the amount of dividends that may be paid during a calendar year to net profit for that year plus retained net profits from the prior two years. Payments of dividends by MBT are subject to Maine banking law restrictions, which require that they may not, without the Maine Superintendent’s approval, authorize dividends that reduce capital below certain standards established by the Maine Superintendent. Payment of dividends by ONB is subject to certain limitations imposed by the OCC, which limit dividends that a national bank may declare during any calendar year to retained net income for that year plus retained net income for the preceding two years.

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

Deposit Insurance. The Banks’ deposits are insured by the Bank Insurance Fund of the FDIC to the legal maximum of $100,000 generally ($250,000 for retirement accounts) for each insured depositor. The Federal Deposit Insurance Act, as amended by the Federal Deposit Insurance Reform Act of 2005, provides that the

FDIC shall set deposit insurance assessment rates. In 2006, the former Bank Insurance Fund merged with the Savings Association Insurance Fund to create the Deposit Insurance Fund, or DIF. The Act eliminated the requirement that the FDIC set deposit insurance assessment rates on a semi-annual basis at a level sufficient to increase the ratio of BIF reserves to BIF-insured deposits to at least 1.25%. Under the Act, the FDIC annually sets the designated reserve ratio (DRR) of DIF reserves to DIF-insured deposits between 1.15% and 1.50%, subject to public comment, based on appropriate considerations including risk of losses, economic conditions such that the ratio would increase during favorable economic conditions and decrease during less favorable conditions, thus avoiding sharp swings in assessment rates. For 2007, the FDIC set the DRR at 1.25%. Although current assessment levels are low, DIF insurance assessments may be increased in the future if necessary to maintain DIF reserves at the level determined by the FDIC. See “Capital Requirements and FDICIA—Risk-Based Deposit Insurance and FICO Assessments” below.

Federal Reserve Board Policies and Reserve Requirements. The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future. Federal Reserve Board policies affect the levels of bank earnings on loans and investments and the levels of interest paid on bank deposits through the Federal Reserve System’s open-market operations in United States government securities, regulation of the discount rate on bank borrowings from Federal Reserve Banks and regulation of non-earning reserve requirements. Regulation D promulgated by the Federal Reserve Board requires all depository institutions, including the Banks, to maintain reserves against their transaction accounts (generally, demand deposits, NOW accounts and certain other types of accounts that permit payments or transfer to third parties) or non-personal time deposits (generally, money market deposit accounts or other savings deposits held by corporations or other depositors that are not natural persons, and certain other types of time deposits), subject to certain exemptions. Because required reserves must be maintained in the form of either vault cash, a non-interest bearing account at the Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the amount of the Banks’ interest-bearing assets. As of December 31, 2006, the Banks’ aggregate reserve requirement was approximately $31.8 million.

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

USA PATRIOT Act. The USA Patriot Act of 2001, designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system, has significant implications for depository institutions, broker-dealers and other businesses involved in the transfer of money. The USA PATRIOT Act, together with the implementing regulations of various federal regulatory agencies, have caused financial institutions, including the Banks, to adopt and implement additional or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity and currency transaction reporting, customer identity verification and customer risk analysis. The statute and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the Federal Reserve Board (and other federal banking agencies) to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHC Act or under the Bank Merger Act.

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

Failure of an institution to receive at least a “Satisfactory” rating could inhibit such institution or its holding company from undertaking certain activities, including engaging in activities newly permitted as a financial holding company under the Gramm-Leach Bliley Act of 1999, or “(GLBA”), and acquisitions of other financial institutions. The Federal Reserve Board must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low- and moderate-income neighborhoods. Current CRA regulations for large banks (CTC and ONB) primarily rely on objective criteria of the performance of institutions under three key assessment tests: a lending test, a service test and an investment test. For smaller banks (BWM, FBT and MBT), current CRA regulations primarily evaluate the performance of institutions under two key assessment tests: a lending test and a community development test. The Banks are committed to meeting the existing or anticipated credit needs of their entire communities, including low- and moderate-income neighborhoods, consistent with safe and sound banking operations.

Capital Requirements and FDICIA

General. The FDIC has established guidelines with respect to the maintenance of appropriate levels of capital by FDIC-insured banks, and the OCC has established nearly identical guidelines applicable to national banks. The Federal Reserve Board has established substantially identical guidelines with respect to the maintenance of appropriate levels of capital, on a consolidated basis, by bank holding companies. If a banking organization’s capital levels fall below the minimum requirements established by such guidelines, a bank or bank holding company will be expected to develop and implement a plan acceptable to the FDIC, the OCC or the Federal Reserve Board, as applicable, to achieve adequate levels of capital within a reasonable period, and may be denied approval to acquire or establish additional banks or non-bank businesses, merge with other institutions or open branch facilities until such capital levels are achieved. Federal legislation requires federal bank regulators to take “prompt corrective action” with respect to insured depository institutions that fail to satisfy minimum capital requirements and imposes significant restrictions on such institutions. See “Prompt Corrective Action” below.

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

Risk-Based Capital Requirements. The regulations of the FDIC and the OCC also require FDIC-insured state banks and national banks, respectively, to maintain minimum capital levels measured as a percentage of such banks’ risk-adjusted assets. A bank’s qualifying Total Capital for this purpose may include two components—“Core” (Tier 1) Capital and “Supplementary” (Tier 2) Capital. Core Capital consists primarily of common stockholders’ equity, which generally includes common stock, related surplus and retained earnings, certain non-cumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of consolidated subsidiaries, and (subject to certain limitations) mortgage servicing rights and purchased credit card relationships, less all other intangible assets (primarily goodwill). Supplementary Capital elements include, subject to certain limitations, a portion of the allowance for credit losses, perpetual preferred stock that does not qualify for inclusion in Tier 1 capital, long-term preferred stock with an original maturity of at least 20 years and related surplus, certain forms of perpetual debt and mandatory convertible securities, and certain forms of subordinated debt and intermediate-term preferred stock.

The risk-based capital rules assign a bank’s balance sheet assets and the credit equivalent amounts of the bank’s off-balance sheet obligations to one of four risk categories, weighted at 0%, 20%, 50% or 100%. Applying these risk-weights to each category of the bank’s balance sheet assets and to the credit equivalent amounts of the bank’s off-balance sheet obligations and summing the totals results in the amount of the bank’s total Risk-Adjusted Assets for purposes of the risk-based capital requirements. Risk-Adjusted Assets can either exceed or be less than reported balance sheet assets, depending on the risk profile of the banking organization. Risk-Adjusted Assets for institutions such as the Banks will generally be less than reported balance sheet assets because their retail banking activities include proportionally more residential mortgage loans and certain investment securities with a lower risk weighting and relatively smaller off-balance sheet obligations.

The risk-based capital regulations require all banks to maintain a minimum ratio of Total Capital to Risk-Adjusted Assets of 8.0%, of which at least one-half (4.0%) must be Core (Tier 1) Capital. For the purpose of calculating these ratios: (a) a banking organization’s Supplementary Capital eligible for inclusion in Total Capital is limited to no more than 100% of Core Capital; and (b) the aggregate amount of certain types of Supplementary Capital eligible for inclusion in Total Capital is further limited. For example, the regulations limit the portion of the allowance for loan losses eligible for inclusion in Total Capital to 1.25% of Risk-Adjusted Assets. The Federal Reserve Board has established substantially identical risk-based capital requirements, which are applied to bank holding companies on a consolidated basis. The risk-based capital regulations explicitly provide for the consideration of interest rate risk in the overall evaluation of a bank’s capital adequacy to ensure that banks effectively measure and monitor their interest rate risk, and that they maintain capital adequate for that risk. A bank deemed by its federal banking regulator to have excessive interest rate risk exposure may be required by the FDIC to maintain additional capital (that is, capital in excess of the minimum ratios discussed above). The Company believes, based on the Banks’ level of interest rate risk exposure, that this provision will not have a material adverse effect on the Banks.

In December 2006, the federal banking agencies issued notice of proposed rulemaking concerning potential changes in the risk-based capital rules, known as Basel IA that are designed to apply to, and potentially reduce the risk-based capital requirements of bank holding companies, such as the Company, that are not among the 20 or so largest U.S. bank holding companies. It remains uncertain whether the Basel IA rules will be adopted and, even if adopted, how closely the final Basel IA rules will resemble the rules described in the notice of proposed rulemaking and what the effective date of such rules will be. Accordingly, the Company is not yet in a position to determine the effect of such rules on its risk-based capital requirements.

On December 31, 2006, the Company’s consolidated Total Risk-Based Capital Ratio was 12.78% it’s Tier 1 Risk-Based Capital Ratio was 11.56% and its Leverage Capital Ratio was 9.24%. Based on the above figures and accompanying discussion, the Company exceeded all regulatory capital requirements and was considered well capitalized.

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

Under FDICIA and the applicable implementing regulations, an undercapitalized bank will be:

•	subject to increased monitoring by its primary federal banking regulator;

•

required to submit to its primary federal banking regulator an acceptable capital restoration plan (guaranteed, subject to certain limits, by the bank’s holding company) within 45 days of being classified as undercapitalized;

•	subject to strict asset growth limitations; and

•	required to obtain prior regulatory approval for certain acquisitions, transactions not in the ordinary course of business, and entries into new lines of business.

In addition to the foregoing, the primary federal banking regulator may issue a “prompt corrective action directive” to any undercapitalized institution. Such a directive may:

•	require sale or re-capitalization of the bank;

•	impose additional restrictions on transactions between the bank and its affiliates;

•	limit interest rates paid by the bank on deposits;

•	limit asset growth and other activities;

•	require divestiture of subsidiaries;

•	require replacement of directors and officers; and

•

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

Deposit Insurance Assessments. The FDIC uses a risk-based system which assigns each of the Banks to one of three capital categories (1) well capitalized, (2) adequately capitalized, or (3) undercapitalized, and to one of three subgroups within a capital category on the basis of supervisory evaluations by the applicable Bank’s primary federal regulator and, if applicable, other information relevant to the Banks’ financial condition and the risk posed to the FDIC. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. The FDIC is authorized to raise the assessment rates in certain circumstances. If the FDIC determines to increase the assessment rates for all institutions, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and may raise FDIC insurance premiums again in the future. If the FDIC takes such action, it could have an adverse effect on the earnings of the Banks, the extent of which is not currently quantifiable. The risk classification to which an institution is assigned by the FDIC is confidential and may not be disclosed.

Assessment rates in 2006 ranged from 0% of domestic deposits for an institution in the lowest risk category (i.e., well capitalized and healthy from a supervisory standpoint) to 43% of domestic deposits for institutions in the highest risk category (i.e., undercapitalized and unhealthy from a supervisory standpoint). The Banks paid assessments totaling $756,656 or 0.0137 cents per $100 of deposits in 2006.

Brokered Deposits and Pass-Through Deposit Insurance Limitations. Under FDICIA, a bank cannot accept brokered deposits unless it either (1) is “Well Capitalized” or (2) is “Adequately Capitalized” and has received a written waiver from its primary federal banking regulator. For this purpose, “Well Capitalized” and “Adequately Capitalized” have the same definitions as in the Prompt Corrective Action regulations. See “- Prompt Corrective Action” above. Banks that are not in the “Well Capitalized” category are subject to certain limits on the rates of interest that they may offer on any deposits (whether or not obtained through a third-party deposit broker). Pass-through insurance coverage is not available in banks that do not satisfy the requirements for acceptance of brokered deposits for deposits of certain employee benefit plans, except that pass-through insurance coverage will be provided for employee benefit plan deposits in institutions which at the time of acceptance of the deposit meet all applicable regulatory capital requirements and send written notice to their depositors that their funds are eligible for pass-through deposit insurance. Although eligible to do so, the Banks have not accepted brokered deposits.

Conservatorship and Receivership Amendments. FDICIA authorizes the FDIC to appoint itself conservator or receiver for a state-chartered bank under certain circumstances and expands the grounds for appointment of a conservator or receiver for an insured depository institution to include:

•	consent to such action by the board of directors of the institution;

•	cessation of the institution’s status as an insured depository institution;

•

the institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized, or fails to become adequately capitalized when required to do so, or fails to timely submit an acceptable capital plan, or materially fails to implement an acceptable capital plan; and

•	the institution is critically undercapitalized or otherwise has substantially insufficient capital.

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

Standards for Safety and Soundness. Pursuant to FDICIA the federal bank regulatory agencies have prescribed, by regulation, standards and guidelines for all insured depository institutions and depository institution holding companies relating to:

•	internal controls, information systems and internal audit systems;

•	loan documentation;

•	credit underwriting;

•	interest rate risk exposure; (v) asset growth; and

•	compensation, fees and benefits.

The compensation standards prohibit employment contracts, compensation or benefit arrangements, stock option plans, fee arrangements or other compensatory arrangements that would provide “excessive” compensation, fees or benefits, or that could lead to material financial loss. In addition, the federal bank regulatory agencies are required by FDICIA to prescribe standards specifying; (a) maximum classified assets to capital ratios; (b) minimum earnings sufficient to absorb losses without impairing capital; and (c) to the extent feasible, a minimum ratio of market value to book value for publicly-traded shares of depository institutions and depository institution holding companies.

Activities and Investments of Insured State Banks. FDICIA provides that FDIC-insured state banks (such as CTC, MBT, BWM, and FBT) may not engage as a principal, directly or through a subsidiary, in any activity that is not permissible for a national bank, such as ONB, unless the FDIC determines that the activity does not pose a significant risk to the insurance fund, and the bank is in compliance with its applicable capital standards. In addition, an insured state bank may not acquire or retain, directly or through a subsidiary, any equity investment of a type, or in an amount, that is not permissible for a national bank, unless such investments meet certain grandfather requirements.

The GLBA includes a section of the FDI Act governing subsidiaries of state banks that engage in “activities as principal that would only be permissible” for a national bank to conduct in a financial subsidiary. This provision permits state banks, to the extent permitted under state law, to engage in certain new activities, which are permissible for subsidiaries of a financial holding company. See “Supervision and Regulation- Regulation of the Company.” Further, it expressly preserves the ability of a state bank to retain all existing subsidiaries. Because the applicable Vermont statute explicitly permits banks chartered by the state to engage in all activities permissible for national banks, CTC will be permitted to form subsidiaries to engage in the activities authorized by the GLBA. Massachusetts and Maine permit banks chartered by those states to engage in activities which are permissible for a national bank and that are approved by the Massachusetts Commissioner of Banks or the Maine Superintendent of Banking. Thus, MBT, BWM, and FBT would only be permitted to engage in the activities authorized by the GLBA that are also approved by the state’s banking regulatory agency or otherwise by state law. In order to form a financial subsidiary, a state bank must be well-capitalized, and the state bank would be subject to certain capital deduction, risk management and affiliate transaction rules, which are applicable to national banks.

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

Customer Information Security. The FDIC and other bank regulatory agencies have adopted guidelines for establishing standards for safeguarding nonpublic personal information about customers that implement provisions of the GLBA, which establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework. Specifically, the Information Security Guidelines established by the GLBA require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee of the board, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The federal banking regulators have issued guidance for banks on response programs for unauthorized access to customer information. This guidance, among other things, requires notice to be sent to customers whose “sensitive information” has been compromised if unauthorized use of this information is “reasonably possible.” Various states have enacted legislation concerning breaches of data security and various bills requiring consumer notice of data security breaches are being considered by Congress.

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

FDIC Waiver of Certain Regulatory Requirements. In 2003, the FDIC issued a rule, effective on September 22, 2003, that includes a waiver provision, which grants the FDIC Board of Directors extremely broad discretionary authority to waive FDIC regulatory provisions that are not specifically mandated by statute or by a separate regulation.

EMPLOYEES

At December 31, 2006, the Company employed 2,067 persons, with a full-time equivalency of 1,947 employees. The Company enjoys good relations with its employees. A variety of employee benefits, including health, group life and disability income replacement insurance, a funded non-contributory pension plan, and an incentive savings and profit sharing plan, are available to qualifying employees.

COMPANY WEBSITE

The Company maintains a website at www.chittendencorp.com. The Company makes available, free of charge, on its website the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as well as all Section 16 reports on Forms 3, 4, and 5, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company’s reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. Information contained on the Company’s website does not constitute a part of this report.

NYSE CERTIFICATION

The NYSE requires that the chief executive officer of each listed company certify annually to the NYSE that he or she is not aware of any violation by the company of NYSE corporate governance listing standards as of the date of such certification. We submitted the certification of our chief executive officer to the NYSE on April 28, 2006, which was unqualified.

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

In particular, our competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with higher capitalization and financial intermediaries not subject to bank regulatory restrictions have bigger lending limits, which enable them to serve the credit needs of larger customers. We also face competition from out-of-state financial intermediaries that have opened low-end production offices or that solicit deposits in our respective market areas. If we are unable to attract and retain banking customers we may be unable to continue our loan growth and level of deposits and our results of operations and financial condition may otherwise be negatively affected.

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

Because we serve primarily individuals and smaller businesses located in New England and adjoining areas, the ability of our customers to repay their loans is impacted by the economic conditions in these areas. As of December 31, 2006, approximately 72% of our loan portfolio consisted of commercial loans, defined as commercial and industrial, municipal, multi-family, commercial real estate and construction loans. Thus, our results of operations, both in terms of the origination of new loans and the potential default of existing loans, is heavily dependent upon the strength of local businesses.

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

We have traditionally obtained funds principally through deposits and borrowings. As a general matter, deposits are a cheaper source of funds than borrowings, because interest rates paid for deposits are typically less than interest rates charged for borrowings. If, as a result of competitive pressures, market interest rates, general economic conditions or other events, the balance of our deposits decreases relative to our overall banking operations, we may have to rely more heavily on borrowings as a source of funds in the future. Such an increased reliance on borrowings could have a negative impact on our results of operations or financial condition.

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

ITEM 1B UNRESOLVED STAFF COMMENTS

None

ITEM 2 PROPERTIES

The offices of the Company are located in a facility owned by CTC at Two Burlington Square in Burlington, Vermont. CTC’s principal offices are also located in Burlington, Vermont and it has fifty additional locations in Vermont and one commercial finance lending office in Montreal, Quebec. BWM’s principal offices are located in Springfield, Massachusetts and it has thirteen additional locations in western Massachusetts and Connecticut. FBT’s principal offices are located in Worcester, Massachusetts and it has seven additional locations in the greater Worcester, Massachusetts area. MBT’s principal offices are located in Portland, Maine and it has eleven additional locations in southern Maine. ONB’s principal offices are located in Portsmouth, New Hampshire and it has thirty-seven additional locations in southern Maine and New Hampshire. The offices of all subsidiaries are in good physical condition with modern equipment and facilities considered by management to be adequate to meet the banking needs of customers in the communities served.

ITEM 3 LEGAL PROCEEDINGS

A number of legal claims against the Company arising in the normal course of business were outstanding at December 31, 2006. Management, after reviewing these claims with legal counsel, is of the opinion that these matters, when resolved, will not have a material effect on the Company’s consolidated financial statements.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The $1 par value common stock of Chittenden Corporation has been publicly traded since 1974. As of January 31, 2007, there were 4,282 holders of record of the Company’s common stock.

The Company’s common stock trades on the NYSE under the symbol “CHZ”. The following table sets forth the range of the high and low sales prices for the Company’s common stock, and the dividends declared, for each quarterly period within the past two years.

Quarter ended	High	Low	Dividends Paid
2005
March 31	29.03	25.54	$0.18
June 30	27.70	23.85	0.18
September 30	29.55	25.77	0.18
December 31	30.30	24.47	0.18

2006
March 31	29.78	27.00	$0.18
June 30	29.44	25.01	0.20
September 30	29.69	24.60	0.20
December 31	31.40	28.16	0.20

For a discussion of dividend restrictions on the Company’s common stock, see “Dividends” under the caption “Business—Supervision and Regulation” in this report.

Share Repurchases. The following table sets forth information with respect to any purchase made by or on behalf of Chittenden or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of Chittenden common stock during the indicated periods.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (1) (2)
October 1-31, 2006	2,000	29.17	2,000	960,500
November 1-30, 2006	447,800	29.67	447,800	512,700
December 1-31, 2006	312,700	30.08	312,700	200,000

Total	762,500	29.83	762,500

(1)	On July 19, 2006, the Board of Directors authorized the repurchase of 1,000,000 shares of the Company’s common stock. The repurchase of the common stock may be done in negotiated transactions or open market purchases for two years from the date the repurchase plan was adopted.
(2)	On January 18, 2007, the Board of Directors authorized an additional repurchase of 1,000,000 shares of the Company’s common stock. The repurchase of the common stock may be done in negotiated transactions or open market purchases over the next two years.

Stock Performance Graph. The following table provides a comparison, from December 31, 2001 through December 31, 2006, of the cumulative total stockholder return (assuming reinvestment of dividends) for Chittenden; the Standard & Poor’s 600 Small Cap Index; and the SNL $5B-$10B Bank Index. The historical information set forth below is not necessarily indicative of future performance.

Chittenden Corporation

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Chittenden Corporation	100.00	94.83	128.77	141.11	140.26	159.11
SNL $5B-$10B Bank Index	100.00	102.79	142.03	169.33	164.07	177.06
S&P 600 Small Cap	100.00	85.44	118.38	145.05	156.15	179.67

The Company has used the S&P Small Cap 600 (of which the Corporation is a member) as its broad based market index. The Corporation presents the SNL $5B-$10B Bank Index as an industry specific index that is consistent with the Corporation’s current asset size. The Corporation’s total assets ranged from $4.2 billion at December 31, 2001 to $6.4 billion at December 31, 2006.

ITEM 6 SELECTED FINANCIAL DATA

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except share and per share amounts)
Statements of income:
Interest income	$374,712	$320,242	$269,767	$271,442	$259,019
Interest expense	125,710	75,929	44,269	53,379	66,404

Net interest income	249,002	244,313	225,498	218,063	192,615
Provision for credit losses	6,920	5,154	4,377	7,175	8,331
Noninterest income	70,189	69,964	73,405	97,031	65,060
Noninterest expense	186,367	183,841	183,190	198,124	157,445

Income before income taxes	125,904	125,282	111,336	109,795	91,899
Income tax expense	40,436	43,243	38,656	37,542	30,297

Net income	$85,468	$82,039	$72,680	$72,253	$61,602

Total assets at year-end	$6,431,803	$6,473,536	$6,078,305	$5,900,644	$4,920,544
Common shares outstanding at year-end	45,360,125	46,829,048	46,341,819	45,795,688	39,924,338
Balance sheets—average daily balances:
Total assets	$6,449,556	$6,225,167	$5,903,245	$5,777,538	$4,551,879
Net loans	4,567,228	4,240,206	3,842,719	3,568,323	2,969,430
Investment securities	1,298,515	1,394,556	1,478,989	1,696,982	1,264,156
Deposits	5,413,033	5,204,051	4,956,450	4,758,388	3,896,968
Borrowings	306,006	317,777	293,583	413,339	194,118
Stockholders’ equity	667,753	644,929	599,218	544,522	399,896
Per common share:
Basic earnings	$1.85	$1.76	$1.58	$1.61	$1.53
Diluted earnings	1.83	1.74	1.56	1.60	1.52
Cash dividends declared	0.78	0.72	0.70	0.64	0.63
Book value	14.79	14.34	13.56	12.81	10.62
Tangible book value (1)	9.70	9.35	8.45	7.59	9.00
Weighted average common shares outstanding	46,235,151	46,502,983	46,106,057	44,719,710	40,132,330
Weighted average common and common equivalent shares outstanding	46,802,265	47,051,394	46,731,304	45,150,135	40,619,253
Selected financial ratios:
Return on average stockholders’ equity	12.80%	12.72%	12.13%	13.27%	15.45%
Return on average tangible stockholders’ equity (2)	19.83	20.22	20.32	21.75	18.37
Return on average total assets	1.33	1.32	1.23	1.25	1.36
Return on average tangible total assets (2)	1.40	1.40	1.32	1.33	1.39
Common stock dividend payout ratio (3)	42.35	40.78	43.88	39.17	41.20
Net yield on earning assets	4.24	4.31	4.21	4.12	4.53
Interest rate spread	3.72	3.99	4.02	3.90	4.16
Efficiency Ratio (4)	55.98	56.67	58.67	61.82	59.56
Net charge-offs as a percent of average loans	0.12	0.05	0.07	0.16	0.28
Nonperforming assets ratio (5)	0.43	0.36	0.49	0.39	0.49
Allowance for credit losses as a percent of year-end loans	1.35	1.38	1.45	1.54	1.62
Leverage capital ratio	9.24	9.21	8.54	7.91	9.37
Risk-based capital ratios:
Tier 1	11.56	11.23	10.61	10.22	12.39
Total	12.78	12.40	11.82	11.47	13.64
Average equity / Average assets	10.35	10.36	10.15	9.42	8.79
Tangible capital ratio (1)	7.10	7.01	6.71	6.14	7.40

Reconciliation of non-GAAP measurements to GAAP
(1) Tangible / Capital Book Value Reconciliation

Total Equity	$671,086	$671,390	$628,352	$586,652	$424,042
Goodwill	216,038	216,038	216,136	216,431	55,257
Identified Intangible	14,996	17,655	20,422	22,733	9,480

Tangible Equity (A)	$440,052	$437,697	$391,794	$347,488	$359,305

Total Assets	$6,431,803	$6,473,536	$6,078,305	$5,900,644	$4,920,544
Goodwill	216,038	216,038	216,136	216,431	55,257
Identified Intangible	14,996	17,655	20,422	22,733	9,480

Tangible Assets (B)	$6,200,769	$6,239,843	$5,841,747	$5,661,480	$4,855,807

Tangible Capital (A) /(B)	7.10%	7.01%	6.71%	6.14%	7.40%
Common shares outstanding at year-end (C)	45,360,125	46,829,048	46,341,819	45,795,688	39,924,338
Tangible Book Value (A) / (C)	$9.70	$9.35	$8.45	$7.59	$9.00

(2) Return on Average Tangible Equity & Assets

Net Income (GAAP)	$85,468	$82,039	$72,680	$72,253	$61,602
Amortization of Identified Intangibles, net of tax	1,728	1,799	2,000	1,786	831

Tangible Net Income (A)	$87,196	$83,838	$74,680	$74,039	$62,433

Average Equity (GAAP)	$667,753	$644,929	$599,218	$544,522	$399,896
Average Identified Intangibles	16,320	19,056	21,741	22,493	9,108
Average Deferred Tax on Identified Intangibles	(4,430)	(4,785)	(6,392)	(5,763)	(2,280)
Average Goodwill	216,038	216,127	216,519	187,369	53,293

Average Tangible Equity (B)	$439,825	$414,531	$367,350	$340,423	$339,775
Return on Average Tangible Equity (A) / (B)	19.83%	20.22%	20.32%	21.75%	18.37%

Average Assets (GAAP)	$6,449,556	$6,225,167	$5,903,245	$5,777,538	$4,551,879
Average Identified Intangibles	16,320	19,056	21,741	22,493	9,108
Average Deferred Tax on Identified Intangibles	(4,430)	(4,785)	(6,392)	(5,763)	(2,280)
Average Goodwill	216,038	216,127	216,519	187,369	53,293

Average Tangible Assets (C)	$6,221,628	$5,994,769	$5,671,377	$5,573,439	$4,491,758
Return on Average Tangible Assets (A) / (C)	1.40%	1.40%	1.32%	1.33%	1.39%

(3)	Common stock cash dividends declared divided by net income.
(4)	Efficiency Ratio is computed by dividing total noninterest expense (less oreo expense, amortization expense, franchise tax and any nonrecurring items) by the sum of net interest income on a tax equivalent basis and total noninterest income (exclusive of gains and losses from bank investment securities, and nonrecurring items). The Company uses this non-GAAP measure, which is used widely in the banking industry, to provide important information regarding its operational efficiency.
(5)	The sum of nonperforming assets (nonaccrual loans, restructured loans, and other real estate owned) divided by the sum of total loans and other real estate owned.

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

For the Years Ended December 31, 2006, 2005, and 2004

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

Allowance for Credit Losses. The allowance for credit losses consists of two components: (1) the allowance for loan losses and (2) the reserve for unfunded commitments. The allowance for loan losses is established through a charge against current earnings to the provision for credit losses. The allowance for loan losses is based on management’s estimate of the amount required to reflect the probable inherent losses in the loan portfolio, based on circumstances and conditions known at each reporting date in accordance with Generally Accepted Accounting Principles (“GAAP”). There are three components of the allowance for loan losses: 1) specific reserves for loans considered to be impaired or for other loans for which management considers a specific reserve to be necessary; 2) allocated reserves based upon management’s formula-based process for assessing the adequacy of the allowance for loan losses; and 3) a non-specific environmentally-driven allowance considered necessary by management based on its assessment of other qualitative factors. The allowance for loan losses is a significant estimate and is regularly reviewed by the Company for adequacy using a consistent, systematic methodology which assesses such factors as changes in the mix and volume of the loan portfolio; trends in portfolio credit quality, including delinquency and charge-off rates; and current economic conditions that may affect a borrower’s ability to repay. Adverse changes in management’s assessment of these factors could lead to additional provisions for credit losses. The Company’s methodology with respect to the assessment of the adequacy of the allowance for loan losses is more fully discussed in later sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

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

Income Taxes. The Company estimates its income taxes for each of the jurisdictions in which it operates to determine an appropriate expense against current pre-tax earnings. This involves estimating the Company’s actual current income tax expense as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of December 31, 2006, there were no valuation allowances set aside against any deferred tax assets.

Interest Income Recognition. Interest on loans is included in income as earned based upon interest rates applied to unpaid principal. Interest is not accrued on loans 90 days or more past due unless they are adequately secured and in the process of collection or on other loans when management believes collection is doubtful. All loans considered impaired are nonaccruing. Interest on nonaccruing loans is recognized as payments are received when the ultimate collectibility of interest is no longer considered doubtful. When a loan is placed on nonaccrual status, all unpaid interest previously accrued is reversed against current-period interest income; therefore, an increase in loans on nonaccrual status could have an adverse impact on interest income recognized in future periods.

Stock Compensation Plans. The Company has two stock compensation plans: The Stock Incentive Plan and the Directors’ Omnibus Long-term Incentive Plan. In January 2006, the Company adopted FASB Statement No. 123R (revised 2004), “Share-Based Payment” (SFAS 123R) which amends SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires new, modified and unvested share-based payment transactions with employees to be measured at fair value and recognized as compensation expense over the vesting period. The fair value of each option award is estimated using a Black-Scholes option valuation model that requires the Company to develop estimates for assumptions used in the model. The Black-Scholes valuation model uses the following assumptions: expected volatility, expected term of option, risk-free interest rate and dividend yield. Expected volatility estimates are developed by the Company based on historical volatility of the Company’s stock. The Company uses historical data to estimate the expected term of the options. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield in effect at the grant date. The dividend yield represents the expected dividends on the Company stock.

Executive Overview

Chittenden posted 2006 net income of $85.5 million, compared with $82.0 million in 2005. Diluted earnings per share were $1.83, an increase of 5% from 2005. Specific highlights included:

•

Average loans increased $328 million, or 8% during 2006. The increase was attributable to continued growth throughout all of its markets, particularly in the commercial real estate, and construction portfolios.

•	Average deposits for 2006 increased $209 million from 2005 due to higher levels of CMA/money market deposits and CDs.

•	Average borrowings were $306 million at December 31, 2006, compared with $318 million at December 31, 2005. The decline from last year was due to lower Federal Home Loan Bank (“FHLB”) advances.

•	The Company repurchased 1,800,000 common shares in 2006 and the tangible capital ratio remained over 7.00% at year end.

•

Tax-equivalent net interest income for the year end was $252 million, compared to $246 million for 2005. The increase in net interest income from the same period a year ago was due to higher average earning assets, which was partially offset by a lower net interest margin.

•

The Company’s net interest margin for 2006 was 4.24%, a decline of 7 basis points from 2005. The decline in the net interest margin from 2005 was due to an increase in funding costs, which was partially offset by an increase in the yield on interest earning assets. The increase in funding costs was driven by strong competition for commercial and consumer deposits as well as increases in the federal funds rate in 2005 and 2006.

•

Noninterest income increased to $70.2 million at December 31, 2006. Investment management and trust fees ($1.3 million), credit card income ($571,000), and other noninterest income ($769,000) increased while declines were recorded in gains on sales of loans ($2.7 million), and insurance commissions ($560,000). These fluctuations are more fully explained on page 41.

•

Noninterest expenses increased only $2.5 million, or 1.4% from 2005. Salary expense increased $3.7 million or 4% which was driven primarily by higher share based payment compensation of $1.1 million and salary expense related to the opening of new branches. Other noninterest expense decreased $975,000 primarily due to lower education and training expense, examination fees and armored car costs.

•	The Company’s efficiency ratio improved to 55.98% for 2006 compared with 56.67% in 2005.

•

The provision for credit losses of $6.9 million was $1.8 million higher than in 2005 due to higher net charge-offs and nonperforming loans; however, 42% of net charge-offs primarily related to one commercial finance loan that was placed on non-accrual status in the first quarter of 2006.

•

Return on average equity (ROE) was 12.80% for the year-ended December 31, 2006, compared with 12.72% and 12.13% in 2005 and 2004. Return on average assets (ROA) was 1.33% for 2006, an increase from 1.32% in 2005 and 1.23% in 2004. These increases were primarily due to higher levels of net income.

Lending Activity

Loan Portfolio

The Company offers a range of banking services, including residential real estate, consumer and commercial loans. The following table shows the composition of the loan portfolio (based on underlying collateral utilizing bank regulatory definitions) for the five years ended:

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Commercial & industrial	$853,839	$848,420	$801,369	$658,615	$568,224
Municipal	141,522	160,357	106,120	87,080	77,820
Multi-family	216,049	196,590	182,541	176,478	96,494
Commercial real estate	1,942,685	1,778,202	1,590,457	1,430,945	1,103,897
Construction	232,000	192,165	174,283	140,801	85,512
Residential real estate	751,450	737,462	688,017	700,671	561,330
Home equity credit lines	322,124	316,465	294,656	270,959	203,882
Consumer	237,541	257,829	239,750	259,135	276,704

Total gross loans	4,697,210	4,487,490	4,077,193	3,724,684	2,973,863
Allowance for loan losses	(62,160)	(60,822)	(59,031)	(57,464)	(48,197)

Net loans	$4,635,050	$4,426,668	$4,018,162	$3,667,220	$2,925,666

Commercial Loans. The Company offers a wide range of banking services to businesses with revenues up to approximately $100 million. The Company’s lending activities are conducted primarily in Vermont, New Hampshire, Massachusetts and Maine, with additional activity relating to nearby market areas in New York, Connecticut, and Quebec. The total commercial loan portfolio, defined as commercial & industrial (“C&I)”), municipal, multi-family, commercial real estate (“CRE”) and construction loans, constituted $3.386 billion, or 72% of Chittenden’s loan portfolio at December 31, 2006.

The Company’s commercial loans increased 7% from 2005 with growth primarily coming from the CRE portfolio (up 9%), multi-family portfolio (up 10%) and the construction portfolio (up 21%). Municipal loans declined $19 million or 12% from the prior year-end, with the decrease came from the Vermont and Massachusetts markets.

The primary emphasis in the construction portfolio is the financing of projects for the Company’s commercial customers, as well as individual consumer loans. At December 31, 2006, the construction portfolio was comprised of approximately 30% to residential developers, 26% in individual consumer construction loans, 23% for commercial customers for investor properties, and 21% in loans to commercial customers for owner-occupied properties. The continued growth came primarily from the Company’s Vermont, Maine and New Hampshire markets and was not specifically concentrated in any one industry.

The following graph shows the industry diversification, which are based on NAICS sector codes, of the commercial loan portfolios at December 31, 2006:

Residential Real Estate Loans. Residential real estate loans, comprised of 1-4 family and home equity lines of credit, totaled $1.074 billion at December 31, 2006, an increase of $20 million from 2005. The increase is primarily attributable to higher 1-4 family loans of $14 million due to the increased production of private banking loans in our Vermont, Massachusetts and Maine markets. Approximately 3% or $25 million of the residential real estate loans are nontraditional interest only loans. Home equity lines of credit totaled $322.1 million at December 31, 2006 compared with $316.5 million at the end of 2005.

Consumer Loans. Consumer loans were $237.5 million at December 31, 2006, a decline of $20 million from 2005. Approximately 86% of these loans were indirect installment loans, which continued to experience prepayments in excess of origination volume, while the remaining loans consisted of direct installment and revolving credit. All of the Company’s indirect installment loans were originated from dealers within the Banks’ primary operating areas and the average FICO score in the indirect portfolio was 720.

Mortgage Banking Operations

Residential mortgage sales during 2006 totaled $307 million, compared to $427 million during 2005. This decline was primarily due to the origination of lower volumes of fixed rate residential loans caused by increasing market rates during 2006 and lower volumes of refinancing activity. The Company underwrites its residential mortgages to secondary market standards and sells substantially all of its fixed-rate residential mortgage production on a servicing-retained non-recourse basis.

The portfolio of residential mortgages serviced for investors totaled $2.037 billion at December 31, 2006, compared to $2.098 billion at year-end 2005. These assets are owned by investors other than Chittenden and therefore are not included in the Company’s consolidated balance sheets. The net assets relating to this servicing portfolio recorded on the Company’s books at December 31, 2006 and 2005 were $14.2 million and $13.7 million, respectively. At December 31, 2006, the mortgage servicing right’s amortized cost of $14.8 million was reduced by an impairment reserve of $622,000, as compared to an impairment reserve of $639,000 at the end of 2005.

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

The following table shows the composition of nonperforming assets and loans past due 90 days or more and still accruing interest as of the end of each of the five years ended:

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Loans on nonaccrual	$20,094	$15,819	$19,915	$14,331	$14,576
Troubled debt restructurings	—	—	—	—	225
Other real estate owned	264	375	109	100	158

Total nonperforming assets	$20,358	$16,194	$20,024	$14,431	$14,959

Loans past due 90 days or more and still accruing	$3,352	$3,038	$2,604	$4,029	$2,953
Percentage of nonperforming assets to total loans and other real estate owned	0.43%	0.36%	0.49%	0.39%	0.49%
Nonperforming assets to total assets	0.32	0.25	0.33	0.24	0.30
Allowance for credit losses to nonperforming loans, excluding OREO	315.32	392.06	296.41	400.99	325.64

The following graph compares the Company’s percentage of nonperforming assets to total loans and other real estate owned with the composite of banks included in the SNL Securities $5-$10 billion bank index.

Nonaccrual loans at December 31, 2006 consisted of approximately 168 loans, which were diversified across a range of industries, sectors and geography. Approximately 52% of the total nonaccrual loans, or $10.5 million, represent relationships of $1.0 million or greater, 3% or $528,000 represent relationships between $500,000 to $1.0 million, and 45% of the nonaccrual loan relationships are under $100,000. Nonaccrual loans with payments less than 30 days past due represent 60% of total loans on nonaccrual at December 31, 2006.

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

The other method used to allocate the allowance for loan losses entails the assignment of reserve amounts to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve amount is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At December 31, 2006, impaired loans with specific reserves totaled $1,088,850 (all of these loans were on nonaccrual status) and the amount of such reserves was $231,175.

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

Results and recommendations from these processes provide senior management and our Board of Directors with independent information on the loan portfolio and unfunded commitments credit risk. The following table summarizes the activity in the Company’s allowance for credit losses for the five years ended:

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Allowance for loan losses, at beginning of year	$60,822	$59,031	$57,464	$48,197	$45,268
Allowance acquired through acquisitions	—	—	—	7,936	2,972
Loans charged off:
Commercial & industrial	5,137	1,354	2,755	3,653	4,340
Commercial real estate	233	577	248	1,794	554
Construction	—	266	4	—	—
Residential real estate	373	350	143	187	487
Home equity credit lines	46	35	11	21	138
Consumer	2,999	3,393	3,989	4,383	6,048

Total loans charged off	8,788	5,975	7,150	10,038	11,567

Recoveries of loans previously charged off:
Commercial & industrial	936	1,198	1,986	1,287	1,048
Commercial real estate	74	109	246	189	232
Construction	209	—	5	64	19
Residential real estate	240	184	158	333	71
Home equity credit lines	8	104	18	90	36
Consumer	1,739	2,217	1,927	2,231	1,787

Total recoveries	3,206	3,812	4,340	4,194	3,193

Net loans charged off	5,582	2,163	2,810	5,844	8,374
Transfer for liability for unfunded commitments	—	1,200	—	—	—
Provision for credit losses charged to expense	6,920	5,154	4,377	7,175	8,331

Allowance for loan losses, at year-end	$62,160	$60,822	$59,031	$57,464	$48,197

Components of allowance for credit losses:
Allowance for loan losses	$62,160	$60,822	$59,031	$57,464	$48,197
Liability for unfunded credit commitments	1,200	1,200	—	—	—

Balance of allowance for credit losses at year-end	$63,360	$62,022	$59,031	$57,464	$48,197

Loans outstanding at end of year	$4,697,210	$4,487,490	$4,077,193	$3,724,684	$2,973,863
Average loans outstanding during the year	$4,612,527	4,275,625	3,874,107	3,550,648	2,974,370
Ratio of net charge-offs during year to average loans outstanding	0.12%	0.05%	0.07%	0.16%	0.28%
Allowance for credit losses as a percentage of loans	1.35	1.38	1.45	1.54	1.62
Allowance for credit losses as a percentage of loans excluding municipal loans	1.39	1.43	1.49	1.58	1.66

Management strives for directional consistency between its provision for credit losses and the quantitative and qualitative indicators of its asset quality. In 2003, the provision was reduced by $1.2 million, primarily due to improved credit quality evidenced by much lower net charge-offs, which declined $2.5 million. This trend continued in 2004 when the provision declined $2.8 million to $4.4 million, primarily due to significantly lower net charge-offs, which declined $3.0 million from 2003. In 2005, the provision increased $777,000 primarily due to continued strong commercial loan growth. In 2006, the provision increased $1.8 million, primarily due to higher net charges-offs and nonperforming loans. Approximately $2.3 million or 42% of net charge-offs primarily relates to one commercial finance loan that was placed on non-accrual status in the first quarter of 2006. Excluding this one loan, net charge-offs for 2006 would have approximated 7 basis points. The allowance for credit losses as a percentage of loans has declined from 1.62% at December 31, 2002 to 1.35% at December 31, 2006, as a result of the sustained period of lower net charge-offs and the relative stability in the ratio of nonperforming assets to loans plus OREO.

The allowance for loan losses is allocated to various loan categories for analytical purposes as part of the Company’s process of evaluating the adequacy of the allowance for loan losses. The following table summarizes the allocation of the allowance for loan losses at:

	December 31,
	2006		2005		2004		2003		2002
	Amount Allocated	Loan Distribution	Amount Allocated	Loan Distribution	Amount Allocated	Loan Distribution	Amount Allocated	Loan Distribution	Amount Allocated	Loan Distribution
	(in thousands)
Commercial & industrial	$14,216	21%	$14,057	22%	$13,028	22%	$13,302	20%	$11,252	22%
Commercial real estate	33,481	41	32,475	40	28,479	40	25,832	38	19,429	37
Construction	3,529	5	2,949	4	2,742	4	2,240	4	1,257	3
Residential real estate	1,909	21	1,951	21	1,756	21	1,763	24	1,733	22
Home equity credit lines	1,141	7	1,194	7	1,064	7	966	7	748	7
Consumer	3,445	5	3,813	6	3,905	6	4,454	7	4,821	9
Other	4,439	—	4,383	—	8,057	—	8,907	—	8,957	—

	$62,160	100%	$60,822	100%	$59,031	100%	$57,464	100%	$48,197	100%

During 2006, the allowance for loan losses allocated to commercial & industrial loans increased by $159,000, the allocation to commercial real estate loans increased by $1.0 million and the allocation to construction loans increased $580,000. The increased allocations to these categories reflected growth in the portfolios.

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

Investment Securities

The investment portfolio is used to meet liquidity demands, invest excess liquidity, generate interest income and mitigate interest rate sensitivity. At December 31, 2006, net unrealized losses were $27.3 million compared with net unrealized losses of $29.3 million at December 31, 2005. The decline is primarily attributable to lower investment securities at December 31, 2006. There was no “other than temporary” impairment in the available for sale portfolio at December 31, 2006 (see note 3 to the Company’s consolidated financial statements in Item 8 of this Form 10-K for further discussion).

The following table shows the composition of the Company’s investment portfolio, at:

	December 31,
	2006	2005	2004	2003	2002
Securities available for sale (at amortized cost)
U.S. Treasury securities	$3,841	$5,342	$6,612	$7,797	$51,989
U.S. government agency obligations	497,704	548,734	452,150	497,573	475,268
Obligations of states and political subdivisions	116	500	1,294	1,297	1,571
Mortgage-backed securities	332,823	406,353	499,891	537,033	453,855
Corporate bonds and notes	329,397	451,483	484,309	519,890	469,301
Other debt securities	820	842	834	843	874

Total securities available for sale	$1,164,701	$1,413,254	$1,445,090	$1,564,433	$1,452,858

The following table shows the maturity distribution of the amortized cost of the Company’s investment securities and weighted average yields of such securities on a fully taxable equivalent basis at December 31, 2006, with comparative totals for 2005. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain investments:

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield(2)	Amount	Yield(2)	Amount	Yield(2)	Amount	Yield(2)	Amount	Yield(2)
	(in thousands)
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities	$1,102	2.74%	$2,739	3.58%	$—	0.00%	$—	0.00%	$3,841	3.34%
U.S. government agency obligations	122,365	3.80%	375,327	3.63%	12	7.61%	—	0.00%	497,704	3.67%
Obligations of states and political subdivisions	4	8.79%	14	8.79%	17	8.79%	81	8.79%	116	8.79%
Mortgage-backed securities(1)	93,101	4.28%	169,444	4.46%	68,990	4.48%	1,288	7.49%	332,823	4.43%
Corporate bonds and notes	95,740	4.86%	233,657	4.20%	—	0.00%	—	0.00%	329,397	4.39%
Other debt securities	10	4.98%	810	4.63%	—	0.00%	—	0.00%	820	4.63%

Total available for sale	$312,322	4.27%	$781,991	3.98%	$69,019	4.48%	$1,369	7.57%	$1,164,701	4.09%

Comparative totals for 2005	$264,741	4.31%	$1,061,416	4.07%	$85,223	4.57%	$1,874	7.03%	$1,413,254	4.15%

(1)	Maturities of mortgage-backed securities are based on contractual payments and estimated mortgage loan prepayments.
(2)	Tax-equivalent yield computed using a 35% effective tax rate and historical cost balances and does not give effect to changes in fair value.

The Company evaluates and monitors the credit risk of its investments utilizing a variety of resources including external credit rating agencies (predominantly Moody’s and S&P). The following table shows the rating distribution of the investment portfolio on December 31, 2006 with comparative totals for 2005 (in thousands):

	AAA/ AAA	AA/AA	AA/A	A/A	A/BBB	BAA/ BB	Not rated	TOTAL
Securities available for sale (at amortized cost)
U.S. Treasury securities	$3,841	$—	$—	$—	$—	$—	$—	$3,841
U.S. government agency obligations	497,704	—	—	—	—	—	—	497,704
Corporate bonds and notes	17,094	119,930	46,081	146,292	—	—	—	329,397
Mortgage-backed securities	332,823	—	—	—	—	—	—	332,823
Other debt securities	—	820	—	—	—	—	116	936

Total	$851,462	$120,750	$46,081	$146,292	$—	$—	$116	$1,164,701

Comparative totals for 2005	$979,681	$40,357	$127,212	$255,574	$8,299	$2,000	$131	$1,413,254

Deposits

During 2006, total deposits averaged $5.4 billion, up from $5.2 billion in 2005. The increase from the prior year end was primarily attributable to higher levels of demand, CMA/money market, and CDs. The growth in CDs was generated by our customers’ desire for higher interest rates as well as their willingness to invest money for longer time periods. Approximately 42% of the Company’s deposit base is comprised of demand deposits, savings and NOW accounts, which had an overall weighted average cost of 43 basis points in 2006. In addition, approximately 30% of the Company’s total deposits are held in CMA/money market accounts that are primarily from its commercial customers with a weighted average cost of 2.67%. The remaining deposits consist of CDs of less than $100,000 and CDs of $100,000 and greater with a weighted average cost of 3.30% and 4.16%, respectively, for 2006. The average term at year-end 2006 of the Company’s CDs of less than $100,000 is 8.5 months and greater than $100,000 is 6.2 months. The overall cost of deposits, including demand deposits at 0%, in 2006 was 2.01%, compared to 1.23% in 2005, and the all in cost of funds was 2.20% compared to 1.38% in 2005.

The following table shows average balances of the Company’s deposits for the periods indicated:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Demands	$940,456	$921,934	$882,408
Savings	482,100	505,177	528,480
NOWs	858,264	870,896	887,801
NN m CMA/Money Markets	1,620,005	1,561,028	1,550,528
Certificates of deposit less than $100,000	855,167	790,968	769,222
Certificates of deposit of $100,000 and greater	657,041	554,048	338,011

Total deposits	$5,413,033	$5,204,051	$4,956,450

The Company’s ending balances of outstanding certificates of deposit and other time deposits in denominations of $100,000 and greater had maturities as follows:

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Three months or less	$302,333	$226,447	$182,892	$130,067	$126,062
Over three months to six months	157,770	108,050	73,835	38,440	54,448
Over six months to twelve months	149,247	161,880	95,151	73,370	57,433
Over twelve months	68,893	129,305	81,722	61,782	33,748

	$678,243	$625,682	$433,600	$303,659	$271,691

Borrowings

Borrowings and customer repurchase agreements were $210.0 million at December 31, 2006, a decrease of $17.3 million from the end of 2005. During 2006, borrowings averaged $306.0 million, down slightly from $317.8 million in 2005. This funding consists of proceeds from securities sold under agreements to repurchase, FHLB borrowings, federal funds purchased and the trust-preferred securities described below. Repurchase agreements averaged $86.0 million for 2006, up from $86.7 million in 2005. FHLB borrowings averaged $13.2 million for 2006, down from $52.4 million in 2005.

On May 21, 2002, a wholly-owned subsidiary of the Company, Chittenden Capital Trust I (the “Trust”), issued $125 million of 8% trust preferred securities (“TPS”) to the public and invested the proceeds from this offering in an equivalent amount of junior subordinated debentures issued by the Company. The TPS pay interest quarterly, are mandatorily redeemable on July 1, 2032 and may be redeemed by the Trust at par any time on or after July 1, 2007. The Company has fully and unconditionally guaranteed the securities issued by the Trust. Concurrent with the issuance of these securities, the Company entered into interest rate swap agreements with two counterparties, in which the Company receives 8% fixed on the notional amount of $125 million, while paying the counterparties a variable rate based on the three month LIBOR (London Interbank Offered Rate), plus approximately 122 basis points. In August 2006, the Company terminated the interest rate swap agreements with both counterparties and settled with a final payment of interest and termination fees of $372,000. Transaction costs associated with the issuance were amortized on an effective yield basis over five years to the call date. The amortization of these costs added approximately 92 basis points to the overall cost of these borrowings.

Capital Resources

The Company’s capital is the foundation for developing programs for growth and new activities. Total capital at December 31, 2006 was $671 million, which was effectively equivalent to total capital at December 31, 2005. Net income of $85.5 million increased the Company’s capital position in 2006, while dividend payments of $36.2 million, and the repurchase of $51.1 million of the Company’s common stock reduced it. In addition, accumulated other comprehensive income declined approximately $5.0 million due primarily to the fourth quarter adoption of Financial Accounting Standard No. 158 on employers accounting for defined benefit pension and other post retirement plans. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. Accordingly, the Company decreased other assets and increased accumulated other comprehensive income by $7.1 million in the connection with the adoption of SFAS 158.

The FRB, FDIC and OCC have defined leverage capital requirements, which measure Tier 1 capital (as defined below) against average total assets without regard to risk weighting. Additionally, these regulators have a risk-based capital standard. Under this measure of capital, banks are required to hold more capital against certain assets perceived as higher risk, such as commercial loans, than against other assets perceived as lower risk, such as residential mortgage loans and U.S. Treasury securities. Further, certain off-balance sheet items such as unfunded loan commitments and standby letters of credit are included for purposes of determining risk-weighted assets. Commercial banking organizations are required to have total capital equal to 8% of risk-weighted assets, and Tier 1 capital—consisting of common stock and certain types of preferred stock, including the TPS, equal to at least 4% of risk-weighted assets. Tier 2 capital, included in total capital, includes the allowance for possible loan losses up to a maximum of 1.25% of risk-weighted assets.

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

The following table presents the regulatory capital ratios for each subsidiary bank and the Company at December 31, 2006:

	CTC	BWM	FBT	MBT	ONB	COMPANY
Leverage	7.67%	8.87%	7.92%	8.75%	8.02%	9.24%
Tier 1 Risk-Based	10.13%	9.92%	9.95%	9.93%	9.77%	11.56%
Total Risk-Based	11.31%	11.17%	11.17%	11.18%	11.02%	12.78%

These ratios placed the Banks in the FDIC’s highest capital category of “well capitalized”. Capital ratios in excess of minimum requirements indicate capacity to take advantage of profitable and credit-worthy opportunities as well as the potential to respond to unforeseen adverse conditions.

In June 2004, the central bank governors of the member countries of the Basel Committee approved a revised capital adequacy framework generally known as the “Basel II Framework.” The Basel II Framework is a three-pillar capital adequacy approach versus the flat 8% of risk-weighted assets (as defined) currently used. The Basel II Framework also permits qualifying bank institutions to use more advanced approaches for measuring operational risk and credit risk. In order to address competitive equity issues for community and regional banking organizations that could arise under the bifurcated regulatory capital framework following the implementation of the Basel II Framework, the United States bank regulatory agencies issued an advance notice of proposed rulemaking in October 2005, known as Basel IA, which would make some aspects of the Basel II Framework applicable in modified form to smaller banks. After receiving extensive comment, the agencies proposed a notice of proposed rulemaking in December 2006. It remains uncertain whether the rules will be adopted and, even if adopted, how closely the final Basel IA rules will resemble the rules described in the notice of proposed rulemaking and the effective date of such rules.

On July 19, 2006, the Company announced that the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock in negotiated transactions or open market purchases. Chittenden, depending on market conditions, may repurchase its common stock without further Board authorization over the next two years.

The following table presents regulatory capital components and ratios of the Company at:

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Leverage
Stockholders’ equity	$582,892	$576,059	$511,195	$452,479	$450,831
Total average assets (1)	6,310,104	6,257,484	5,986,153	5,720,890	4,809,467

	9.24%	9.21%	8.54%	7.91%	9.37%

Risk-based
Capital components:
Tier 1	$582,892	$576,059	$511,195	$452,479	$450,831
Tier 2 (2)	61,721	60,461	57,915	55,359	45,509

Total	$644,613	$636,520	$569,110	$507,838	$496,340

Risk-weighted assets:
On-balance sheet	$4,928,082	$4,844,146	$4,573,253	$4,199,347	$3,448,755
Off-balance sheet	116,369	289,453	244,587	229,382	191,897

	$5,044,451	$5,133,599	$4,817,840	$4,428,729	$3,640,652

Ratios:
Tier 1	11.56%	11.23%	10.61%	10.22%	12.39%
Total (including Tier 2)	12.78	12.40	11.82	11.47	13.64
Tangible capital	7.10	7.01	6.71	6.14	7.40

(1)	Total average assets for the fourth quarter of the respective year.
(2)	Includes allowable portion of allowance for credit losses.

The components of stockholders’ equity under GAAP that are not considered in capital for regulatory purposes include goodwill, accumulated other comprehensive income and directors deferred compensation to be settled in stock.

Liquidity

The measure of an institution’s liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. The Asset and Liability Committee, based upon policies approved by our Board of Directors, monitors the Company’s liquidity and rate sensitivity.

The primary source of funding for the parent company is dividends received from the Banks. For the Banks, primary sources of funding include customer deposits, and wholesale funding. The Banks generate significant amounts of low cost funds through their deposit gathering operations. For the year ended December 31, 2006, the Company’s ratio of average loans to average deposits was approximately 86%. At December 31, 2006, the Company maintained cash and cash equivalents of approximately $199 million, compared with $180.7 million at December 31, 2005. In addition, the Company’s securities available for sale were $1.1 billion at December 31, 2006 with expected cash flow of $312 million in 2007 from maturities and normal MBS prepayments.

The Company’s borrowing costs and its ability to raise wholesale funds can be impacted by its credit ratings and changes thereto. Chittenden Corporation’s credit ratings at December 31, 2006 were Moody’s A3, DBRS A, Fitch A-, and S&P of BBB+. S&P’s rating was increased to BBB+ on February 10, 2006. An adverse change in one or more of Chittenden’s credit ratings could inhibit the Company’s ability to raise additional wholesale funds or increase costs related to the Company’s capital raising activities.

The Company has available borrowing capacity under certain programs including the FHLB, U.S. Treasury, repurchase agreement lines, and advised Fed Funds lines totaling more than $957 million as of December 31, 2006. Chittenden also has an effective shelf registration statement under which an additional $100 million in debt securities, common stock, preferred stock, or warrants may be offered from time to time ($225 million at December 31, 2006 prior to Chittenden’s issuance of $125 million of notes in February 2007).

Aggregate Contractual Obligations

Contractual Obligations	Payments due by period
	(in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
FHLB borrowings	$2,822	$78	$163	$1,831	$750
Trust preferred securities	125,000	—	—	—	125,000
Data processing contract	3,400	1,360	2,040	—	—
Equity investment commitments to limited partnerships	13,476	7,625	5,851	—	—
Operating leases	23,640	5,013	8,924	2,135	7,568

Total	$168,338	$14,076	$16,978	$3,966	$133,318

Due to recent contributions made in excess of the minimum required amounts, the Company does not anticipate a required pension contribution during 2007. However, it is possible that the Company could make a voluntary contribution during 2007 to respond to changes in pension funding legislation and/or to further improve the plan’s funded status. No pension contributions are reflected beyond 12 months because these depend on a variety of factors that cannot be easily predicted.

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

Other commitments refer to the Company’s equity investments in limited partnerships for CRA related low income housing projects.

Financial instruments whose contractual amounts represent off-balance sheet risk at December 31, 2006 and 2005 are as follows:

	2006	2005
	(in thousands)
Loan Commitments
Commitments to originate new loans	$129,487	$120,635
Unused home equity lines of credit	405,432	365,040
Unadvanced portions of C&I loans	479,263	435,697
Unadvanced portions of commercial real estate and construction loans	212,774	245,523
Unused portions of business credit card lines	57,557	55,393

Standby Letters of Credit
Notional amount collateralized by cash	64,021	65,345
Notional amount of other standby letters of credit	41,278	32,430
Liability associated with letters of credit recorded on balance sheet	926	669

Other Commitments
Equity investment commitments	13,476	13,186

Results of Operations

Comparison of Years Ended December 31, 2006 and 2005

Net Interest Income

Net interest income is the amount by which interest income on interest earning assets exceeds interest paid on interest bearing liabilities. Fluctuations in interest rates, as well as changes in the amount and type of interest earning assets and interest bearing liabilities, combine to affect net interest income.

For 2006, net interest income was $249 million, up $4.7 million from the 2005 level. On a fully tax equivalent basis, net interest income increased $5.6 million from 2005, to $252 million in 2006. The net yield on earnings assets was 4.24%, a decline of 7 basis points from 2005. The decline in the net yield on earning assets from 2005 was due to an increase in funding costs, which was partially offset by an increase in the yield on interest earning assets. The increase in funding costs was driven by strong competition for both commercial and consumer deposits as well as increases in the federal funds rate in 2006 and 2005.

The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the years indicated:

	2006			2005			2004
	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate (1)
	(in thousands)
Assets
Interest-earning assets:
Loans
Commercial & industrial	$847,360	$66,297	7.82%	$826,073	$54,591	6.61%	$726,467	$39,635	5.46%
Municipal	153,309	8,087	5.27	127,476	5,219	4.09	98,462	3,070	3.12
Commercial real estate	1,876,989	130,442	6.95	1,700,160	105,991	6.23	1,510,458	82,914	5.49
Construction	217,025	16,196	7.36	159,838	10,296	6.35	142,764	7,568	5.30
Residential real estate (2)	1,285,019	86,671	6.74	1,234,922	73,024	5.90	1,174,944	62,231	5.30
Consumer	249,769	14,607	5.84	252,614	14,297	5.66	247,847	15,014	6.06

Total loans	4,629,471	322,300	6.95	4,301,083	263,418	6.12	3,900,942	210,432	5.39
Investments:
Taxable	1,298,031	54,930	4.23	1,393,446	58,177	4.18	1,475,016	60,361	4.09
Tax-favored	484	31	6.49	1,110	69	6.22	3,973	164	4.13
Interest-bearing deposits	280	9	3.07	211	5	2.33	150	2	1.21
Federal funds sold	8,806	445	5.06	16,633	644	3.87	13,007	181	1.39

Total interest-earning assets	5,937,072	377,715	6.35	5,712,483	322,313	5.64	5,393,088	271,140	5.03

Noninterest-earning assets	574,727			573,561			568,380
Allowance for loan losses	(62,243)			(60,877)			(58,223)

Total assets	$6,449,556			$6,225,167			$5,903,245

Interest-bearing liabilities:
Savings	$482,100	3,496	0.73	$505,177	2,203	0.44	$528,480	1,654	0.31
NOWs	858,264	6,293	0.73	870,896	4,081	0.47	887,801	2,465	0.28
CMA / Money Markets	1,620,005	43,218	2.67	1,561,028	22,728	1.46	1,550,528	11,498	0.74
CDs under $100,000	855,167	28,187	3.30	790,968	18,636	2.36	769,222	14,554	1.89
CDs $100,000 and over	657,041	27,359	4.16	554,048	16,278	2.94	338,011	6,268	1.85

Total interest-bearing deposits	4,472,577	108,553	2.43	4,282,117	63,926	1.49	4,074,042	36,439	0.89
Repurchase agreements	86,045	2,917	3.39	86,701	1,498	1.73	73,860	618	0.84
Borrowings	219,961	14,240	6.47	231,076	10,505	4.55	219,723	7,212	3.28

Total interest-bearing liabilities	4,778,583	125,710	2.63	4,599,894	75,929	1.65	4,367,625	44,269	1.01

Noninterest-bearing liabilities:
Demands	940,456			921,934			882,408
Other liabilities	62,764			58,410			53,994

Total liabilities	5,781,803			5,580,238			5,304,027
Stockholders’ equity	667,753			644,929			599,218

Total liabilities and stockholders’ equity	$6,449,556			$6,225,167			$5,903,245

Net interest income		$252,005			$246,384			$226,871

Interest rate spread (3)			3.72%			3.99%			4.02%
Net yield on earning assets (4)			4.24%			4.31%			4.21%

(1)	On a fully taxable equivalent basis using a Federal income tax rate of 35%. Loan income includes fees.
(2)	Residential real estate includes 1-4 family, multi-family, home equity credit lines, and loans held for sale.
(3)	Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(4)	Net yield on earning assets is net interest income divided by total interest-earning assets.

The following table attributes changes in the Company’s net interest income (on a fully taxable equivalent basis) to changes in either average balances or average rates. Changes due to both interest rate and volume have been allocated to change due to balance and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

	2006 Compared With 2005			2005 Compared With 2004
	Increase (Decrease) Due to Change in Net Interest Income:		Total Increase (Decrease)	Increase (Decrease) Due to Change in Net Interest Income:		Total Increase (Decrease)
	Average Rate	Average Balance		Average Rate	Average Balance
	(in thousands)
Interest income:
Loans
Commercial & industrial	$10,041	$1,665	$11,706	$8,392	$6,564	$14,956
Municipal	1,505	1,363	2,868	961	1,188	2,149
Commercial real estate	12,162	12,289	24,451	11,300	11,777	23,077
Construction	1,632	4,268	5,900	1,662	1,066	2,728
Residential real estate	10,182	3,465	13,647	7,256	3,537	10,793
Consumer	476	(166)	310	(969)	252	(717)

Total loans	35,998	22,884	58,882	28,602	24,384	52,986

Investments:
Taxable	791	(4,038)	(3,247)	1,279	(3,463)	(2,184)
Tax-favored	3	(41)	(38)	83	(178)	(95)
Interest-bearing deposits	2	2	4	2	1	3
Federal funds sold	198	(397)	(199)	323	140	463

Total interest income	36,992	18,410	55,402	30,289	20,884	51,173

Interest expense:
Deposits:
Savings	(1,460)	167	(1,293)	(645)	96	(549)
NOW s	(2,305)	93	(2,212)	(1,685)	69	(1,616)
CMA / Money market	(18,917)	(1,573)	(20,490)	(11,014)	(216)	(11,230)
CDs under $100,000	(7,435)	(2,116)	(9,551)	(3,517)	(565)	(4,082)
CDs of $100,000 and over	(6,792)	(4,289)	(11,081)	(3,601)	(6,409)	(10,010)

Total deposits	(36,909)	(7,718)	(44,627)	(20,462)	(7,025)	(27,487)
Repurchase agreements	(1,441)	22	(1,419)	(653)	(227)	(880)
Borrowings	(4,455)	720	(3,735)	(2,747)	(546)	(3,293)

Total interest expense	(42,805)	(6,976)	(49,781)	(23,862)	(7,798)	(31,660)

Change in net interest income	$(5,813)	11,434	$5,621	$6,427	$13,086	$19,513

Noninterest Income and Noninterest Expense

Noninterest income for the year ended December 31, 2006, was $70.2 million, an increase of $225,000 from the prior year. The increase was a result of higher investment management and trust fees and other noninterest income which was mostly offset by lower gains on sales of mortgage loans. Investment management and trust income increased approximately $1.3 million from 2005 primarily due to higher retail investment and retirement plan services income. Other noninterest income increased $769,000 from 2005 due to $1.1 million recognized in relation to the Company’s interest in a mortgage insurance captive, which was partially offset by higher amortization on investments in low income housing limited partnerships. Gains on sales of mortgage loans declined from 2005 primarily due to increases in market interest rates during 2006, which slowed mortgage originations and resulted in lower volumes of mortgage loans sold.

In 2006, noninterest expenses were $186.4 million an increase of $2.5 million from 2005. The increase was primarily attributable to higher salary costs that were partially offset by lower other noninterest expenses. The increase in salary expense was driven by higher share based payment compensation of $1.1 million and salary expense related to the opening of new branches. Other noninterest expenses declined $975,000 from 2005 due to lower legal and accounting ($1,075 million) education and trainings ($262,000), examination fees ($149,000) and armored car costs ($114,000), which was primarily offset by higher marketing expense ($1,224 million).

The components of other noninterest expense for the years presented are as follows:

	2006	2005	2004	2003	2002
	(in thousands)
Legal and accounting	$2,556	$3,631	$2,695	$3,105	$1,864
Marketing	4,471	3,247	3,466	3,282	2,942
Software and supplies	7,335	7,344	7,845	7,288	4,924
Net OREO and collection expenses	123	(51)	(617)	(129)	(293)
Telephone	2,033	2,438	2,829	3,210	3,071
Postage	2,594	2,454	2,865	3,009	2,561
Outside services	2,251	2,101	2,430	2,308	2,433
Franchise tax	3,230	3,012	2,977	2,757	2,694
Other	16,240	17,632	14,082	14,932	13,688

	$40,833	$41,808	$38,572	$39,762	$33,884

Income Tax Provision

The Company and the Banks are taxed on income by the IRS at the Federal level and by various states in which they do business. For the years ended December 31, 2006 and 2005, Federal and state income tax provisions amounted to $40.4 million and $43.2 million, respectively. The effective tax rates for the respective periods were 32.1% and 34.5%. The lower effective income tax rate was attributable to higher low-income housing and historic rehabilitation tax credits. During both periods, the Company’s statutory Federal corporate tax rate was 35%. The Company’s effective tax rates differed from the statutory rates primarily because of state income taxes, net of benefit on Federal taxes, interest income from state and municipal securities and loans, which are partially exempt from Federal taxation, and historic rehabilitation tax credits and investments in qualified low income housing projects. The Company invests in these partnerships primarily for CRA purposes.

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

In 2005, noninterest expenses were $183.8 million, up $651,000 from 2004. Higher salary expenses, net occupancy expenses, and other expenses were offset by lower data processing and conversion and restructuring charges. Salary expense increased due to higher incentive accruals of $3.3 million. Net occupancy expense increased from 2004 due to higher utility and property expenses as well as the opening of new branches in Westborough, Massachusetts and Manchester, New Hampshire. Increases in other noninterest expense were related to higher legal and accounting, and education & training. Data processing expenses declined $2.7 million from 2004 due to efficiencies gained from the conversion of the Company’s core data processing platform in mid-2004.

Income Taxes

For the years ended December 31, 2005 and 2004, Federal and state income tax provisions amounted to $43.2 million and $38.7 million, respectively. The effective tax rates for the respective periods were 34.5% and 34.7%. During both periods, the Company’s statutory Federal corporate tax rate was 35%. The Company’s effective tax rates differed from the statutory rates primarily because of state income taxes, net of benefit on Federal taxes, interest income from state and municipal securities and loans which are partially exempt from Federal taxation, and tax credits on investments in qualified low income housing projects. The Company invests in these partnerships primarily for CRA purposes.

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

To measure the sensitivity of its income to changes in interest rates, the Company uses a variety of methods, including simulation, and gap analyses. Interest rate risk is the sensitivity of income to variations in interest rates over both short-term and long-term horizons. The primary goal of interest-rate risk management is to control this risk within limits approved by our Board of Directors, which reflect the Company’s tolerance for interest-rate risk. The Company attempts to control interest-rate risk by identifying exposures, quantifying them and taking appropriate actions.

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

Interest Rate Sensitivity Analysis

As of December 31, 2006

($ in thousands)

	Immediate Net Interest Income		Ramped Net Interest Income
Changes in interest rates		Changes in interest rates
+ 200 bps	0.14%	+50 bps	(0.09%)
+ 100 bps	0.24	+25 bps	(0.04)
- 100 bps	(0.46)	-25 bps	0.01
- 200 bps	(1.94)	-50 bps	(0.17)
Policy Limit	+/-10.00%

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

The following table shows the amounts of interest-earning assets and interest-bearing liabilities at December 31, 2006 that reprice and/or mature during the periods indicated:

	Maturity and / or Repricing Date
	One Day To Six Months	Over Six Months To One Year	Over One Year To Five Years	Over Five Years	Total
	(in thousands)
Interest-earning assets:
Loans (1)	$2,072,004	$544,132	$1,897,989	$200,439	$4,714,564
Investment securities (2)	146,606	172,010	759,281	72,029	1,149,926
Interest-bearing cash equivalents	43,200	60	860	—	44,120

Total interest-earning assets	2,261,810	716,202	2,658,130	272,468	5,908,610

Interest-bearing liabilities:
Deposits	2,780,926	419,092	418,745	893,372	4,512,135
Borrowings	82,195	155	1,163	126,507	210,020

Total interest-bearing liabilities	2,863,121	419,247	419,908	1,019,879	4,722,155

Net interest rate sensitivity gap	($601,311)	$296,955	$2,238,222	($747,411)	$1,186,455

Cumulative gap at December 31, 2006	($601,311)	($304,356)	$1,933,866	$1,186,455
Cumulative gap as a % of total assets	(9.50%)	(5.28%)	29.91%	28.67%
Cumulative gap at December 31, 2005	($496,665)	($256,647)	$1,858,872	$1,157,873
Cumulative gap as a % of total assets	(7.68%)	(3.97%)	28.75%	17.91%

(1)	Loans include loans held for sale.
(2)	Amounts are based on amortized cost balances. Total includes securities available for sale and FRB / FHLB stock.

The following table shows scheduled maturities of selected loans at December 31, 2006:

	Less Than One Year	One Year To Five Years	Over Five Years	Total
	(in thousands)
Predetermined rates:
Commercial (1)	$230,699	$227,118	$66,120	$523,937
Commercial real estate and construction	110,815	567,301	296,822	974,938

Total	341,514	794,419	362,942	1,498,875

Comparative totals for 2005	$312,530	$633,202	$263,077	$1,208,809

Floating or adjustable rates:
Commercial (1)	374,287	231,198	81,988	687,473
Commercial real estate and construction	181,442	486,672	531,633	1,199,747

Total	$555,729	$717,870	$613,621	$1,887,220

Comparative totals for 2005	$505,748	$806,549	$654,628	$1,966,925

(1)	Includes commercial, municipal and multi-family.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHITTENDEN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(in thousands)
Assets
Cash and cash equivalents	$199,358	$180,707
Securities available for sale	1,137,352	1,383,909
FRB and FHLB stock	13,403	19,352
Loans held for sale	17,354	19,737
Loans	4,697,210	4,487,490
Less: Allowance for loan losses	(62,160)	(60,822)

Net loans	4,635,050	4,426,668
Accrued interest receivable	33,123	32,621
Other assets	83,938	93,377
Premises and equipment, net	67,036	69,731
Mortgage servicing rights	14,155	13,741
Identified intangibles	14,996	17,655
Goodwill	216,038	216,038

Total assets	$6,431,803	$6,473,536

Liabilities and Stockholders’ Equity
LIABILITIES:
Deposits:
Demand	$966,758	$973,752
Savings	468,294	489,734
NOW	861,435	861,000
Cash management / money market	1,655,349	1,749,878
Certificates of deposit less than $100,000	848,814	814,289
Certificates of deposit $100,000 and over	678,243	625,682

Total deposits	5,478,893	5,514,335
Securities sold under agreements to repurchase	73,611	56,315
Other borrowings	136,409	171,008
Accrued expenses and other liabilities	71,804	60,488

Total liabilities	5,760,717	5,802,146
STOCKHOLDERS’ EQUITY:
Preferred stock—$100 par value—authorized: 1,000,000 shares—issued and outstanding: none	—	—
Common stock—$1 par value—authorized: 120,000,000 shares—issued and outstanding: 50,234,661 in 2006 and 50,219,825 in 2005	50,235	50,220
Surplus	276,034	276,278
Retained earnings	468,331	419,057
Treasury stock, at cost—4,874,536 shares in 2006 and 3,390,777 shares in 2005	(105,666)	(60,801)
Accumulated other comprehensive income	(24,008)	(18,968)
Directors’ deferred compensation to be settled in stock	6,160	5,604

Total stockholders’ equity	671,086	671,390

Total liabilities and stockholders’ equity	$6,431,803	$6,473,536

The accompanying notes are an integral part of these consolidated financial statements.

CHITTENDEN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004
	(in thousands, except per share amounts)
INTEREST INCOME:
Interest on loans	319,307	$261,359	$209,107
Interest on investment securities:
Taxable	54,930	58,177	60,413
Tax-favored	21	45	53
Short-term investments	454	661	194

Total interest income	374,712	320,242	269,767

INTEREST EXPENSE:
Deposits	108,553	63,926	36,439
Borrowings	17,157	12,003	7,830

Total interest expense	125,710	75,929	44,269

Net interest income	249,002	244,313	225,498
Provision for credit losses	6,920	5,154	4,377

Net interest income after provision for credit losses	242,082	239,159	221,121

NONINTEREST INCOME:
Investment management and trust	21,293	20,017	21,622
Service charges on deposits	16,728	16,113	17,886
Mortgage servicing	2,106	1,829	159
Gains on sales of loans, net	6,294	9,021	9,661
Credit card income, net	5,107	4,536	4,150
Insurance commissions, net	5,805	6,365	6,966
Other	12,856	12,083	12,961

Total noninterest income	70,189	69,964	73,405

NONINTEREST EXPENSE:
Salaries	93,217	89,496	88,460
Employee benefits	22,155	22,218	21,958
Net occupancy expense	23,424	24,094	22,669
Data processing	4,079	3,457	6,188
Amortization of intangibles	2,659	2,768	3,077
Conversion and restructuring charges	—	—	2,266
Other	40,833	41,808	38,572

Total noninterest expense	186,367	183,841	183,190

Income before income taxes	125,904	125,282	111,336
Income tax expense	40,436	43,243	38,656

Net income	$85,468	$82,039	$72,680

Basic earnings per share	$1.85	$1.76	$1.58
Diluted earnings per share	1.83	1.74	1.56
Dividends per share	0.78	0.72	0.70
Weighted average common shares outstanding	46,235	46,503	46,106
Weighted average common and common equivalent shares outstanding	46,802	47,051	46,731

The accompanying notes are an integral part of these consolidated financial statements.

CHITTENDEN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

Years ended December 31, 2006, 2005 and 2004

(In thousands)

	Comp- rehensive Income	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accum- ulated Other Comp- rehensive Income	Directors’ Deferred Comp. Stock	Unearned Portion of Employee Restricted Stock	Total Stock- holders’ Equity
BALANCE AT DECEMBER 31, 2003		$50,178	$265,400	$329,681	$(78,579)	$15,595	$4,413	$(35)	$586,653
Comprehensive income:
Net income	$72,680	—	—	72,680	—	—	—	—	72,680
Other comprehensive income (Note 8)	(14,923)	—	—	—	—	(14,923)	—	—	(14,923)

Total comprehensive income	$57,757

Cash dividends ($0.70 per share)		—	—	(31,889)	—	—	—	—	(31,889)
Shares issued under stock plans, net		26	2,098	—	9,333	—	(16)	2	11,443
Shares based compensation		—	3,841	—	—	—	—	—	3,841
Amortization of restricted stock		—	—	—	—	—	—	15	15
Directors’ deferred compensation		—	—	—	—	—	533	—	533

BALANCE AT DECEMBER 31, 2004		50,204	271,339	370,472	(69,246)	672	4,930	(18)	628,353
Comprehensive income:
Net income	$82,039	—	—	82,039	—	—	—	—	82,039
Other comprehensive income (Note 8)	(19,640)	—	—	—	—	(19,640)	—	—	(19,640)

Total comprehensive income	$62,399

Cash dividends ($0.72 per share)		—	—	(33,454)	—	—	—	—	(33,454)
Shares issued under stock plans, net		16	2,817	—	8,445	—	—	—	11,278
Shares based compensation		—	2,122	—	—	—	—	—	2,122
Amortization of restricted stock		—	—	—	—	—	—	18	18
Directors’ deferred compensation		—	—	—	—	—	674	—	674

BALANCE AT DECEMBER 31, 2005		50,220	276,278	419,057	(60,801)	(18,968)	5,604	—	671,390
Other Comprehensive income:
Net income	$85,468	—	—	85,468	—	—	—	—	85,468
Foreign currency translation adjustment	(2)	—	—	—	—	(2)	—	—	(2)
Unrealized holding gains on securities	2,071	—	—	—	—	2,071	—	—	2,071
Reclassification adj. for realized gains on investments	(7)	—	—	—	—	(7)	—	—	(7)
Adoption of FASB Statement No. 158	—	—	—	—	—	(7,102)	—	—	(7,102)

Total other comprehensive income	$87,530

Cash dividends ($0.78 per share)		—	—	(36,194)	—	—	—	—	(36,194)
Share repurchases		—	—	—	(51,143)	—	—	—	(51,143)
Shares issued under stock plans, net		15	1,009	—	6,278	—	—	—	7,302
Shares based compensation		—	3,161	—	—	—	—	—	3,161
Excess tax benefits from employee stock plans		—	131	—	—	—	—	—	131
SFAS 123R adoption adjustment		—	(4,545)	—	—	—	—	—	(4,545)
Directors’ deferred compensation		—	—	—	—	—	556	—	556

BALANCE AT DECEMBER 31, 2006		$50,235	$276,034	$468,331	$(105,666)	$(24,008)	$6,160	$—	$671,086

The accompanying notes are an integral part of these consolidated financial statements.

CHITTENDEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$85,468	$82,039	$72,680
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	6,920	5,154	4,377
Depreciation	7,427	8,066	7,977
Amortization of intangible assets	2,659	2,768	3,077
Amortization (accretion) of premiums, fees, and discounts, net	8,132	11,333	15,110
Share-based payment compensation	4,040	2,572	3,841
Provision for (Recovery on) of impairment of MSR asset	(17)	(380)	(1,691)
Investment securities (gains) losses	—	—	(2,335)
Prepaid income taxes	(2,365)	(5,393)	(341)
Loans originated and purchased for sale	(304,853)	(413,586)	(499,350)
Proceeds from sales of loans	309,599	430,786	495,648
Gains on sales of loans, net	(6,294)	(9,021)	(9,661)
Changes in assets and liabilities:
Accrued interest receivable	(502)	(3,665)	168
Other assets	28,276	(1,787)	17,014
Accrued expenses and other liabilities	(6,056)	12,015	1,168

Net cash provided by operating activities	132,434	120,901	107,682

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid, net of cash acquired in acquisition of National Pension Service	—	—	(1,120)
Proceeds from sale (purchase) of FRB and FHLB stock	5,958	(109)	1,510
Proceeds from sales of securities available for sale	37,455	26,196	195,437
Proceeds from maturing securities and principal payments on securities available for sale	230,684	263,883	325,115
Purchases of securities available for sale	(25,318)	(265,706)	(409,963)
Loans originated, net of principal repayments	(224,583)	(420,181)	(362,894)
Purchases of premises and equipment	(4,732)	(3,526)	(10,118)

Net cash provided by (used in) investing activities	19,464	(399,443)	(262,033)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(35,442)	475,605	68,839
Net increase (decrease) in borrowings	(34,599)	(108,747)	71,301
Net increase (decrease) in repurchase agreements	17,296	(20,401)	(2,264)
Common stock transactions, net	6,835	9,778	9,893
Dividends on common stock	(36,194)	(33,454)	(31,889)
Repurchase of common stock	(51,143)	—	—

Net cash provided by (used in) financing activities	(133,247)	322,781	115,880

Net increase (decrease) in cash and cash equivalents	18,651	44,239	(38,471)
Cash and cash equivalents at beginning of year	180,707	136,468	174,939

Cash and cash equivalents at end of year	$199,358	$180,707	$136,468

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$127,598	$77,933	$45,277
Income taxes	40,307	50,323	27,529
Non-cash investing and financing activities:
Assets acquired through foreclosure and repossession	425	472	1,021
Issuance of treasury and restricted stock	591	637	3
Assets acquired and liabilities assumed through acquisitions:
Fair value of assets acquired, including core deposit intangibles	—	—	854
Cash paid	—	—	1,120
Goodwill Acquired	—	—	266

The accompanying notes are an integral part of these consolidated financial statements.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Chittenden Corporation (the “Company”) and its subsidiaries: Chittenden Trust Company (CTC), and its subsidiaries Chittenden Insurance Group, LLC (CIG), Chittenden Securities, LLC (CSC) and Chittenden Commercial Finance (CCF); The Bank of Western Massachusetts (BWM); Flagship Bank and Trust Company (FBT); Maine Bank & Trust (MBT); and Ocean National Bank (ONB). (CTC, BWM, FBT, MBT, and ONB are collectively referred to as the “Banks.”) All material intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year balances to conform to the current year presentation.

Nature of Operations

The Banks’ primary business is providing loans, deposits, and other banking services to commercial, individual, and public sector customers. Chittenden Mortgage Services is a mortgage banking operation with offices in Brattleboro, Vermont. CIG is an independent insurance agency with offices in Vermont, Massachusetts and New Hampshire. CSC is a registered broker/dealer providing brokerage services to its customers through banking locations in Vermont, Massachusetts, New Hampshire, and Maine. CCF’s commercial finance operations are based in Montreal, Quebec.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for credit losses, income tax expense, recognition of interest income on loans, and the recognition of restructuring charges.

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

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Loan Origination and Commitment Fees

Loan origination and commitment fees, and certain loan origination costs, are deferred and amortized over the contractual term of the related loans as yield adjustments using primarily the level-yield method. When loans are sold or paid off, the unamortized net fees and costs are recognized in income. Net deferred loan fees amounted to $6,849,000 and $6,720,000 at December 31, 2006 and 2005, respectively.

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

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Investment Management and Trust

Assets under administration of approximately $9.0 billion and $9.1 billion at December 31, 2006 and 2005, respectively, held by the Banks in a fiduciary or agency capacity for customers, are not included in the accompanying consolidated balance sheets. Investment management and trust income is recorded on the cash basis (which approximates the accrual method) in accordance with industry practice.

Credit Card Income

Credit card income includes interchange income from business credit cards issued by the Company, and merchant discount income. Merchant discount income consists of the fees charged on credit card receipts submitted by the Company’s commercial customers. Credit card income is presented net of credit card expense, which includes fees paid by the Company to credit card issuers and third-party processors. Such amounts are recognized on the accrual basis, and are presented in noninterest income in the consolidated statements of income.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Insurance Commissions

Insurance commission income is recognized when billed to the customer, net of commissions paid to the producing agent. In addition, CIG may receive additional performance commissions based on achieving specific sales goals and loss experience targets.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) which amends SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company adopted SFAS 123R using the modified retrospective method. The modified retrospective method requires that compensation cost be recognized beginning with the effective date 1) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and 2) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R. The modified retrospective method also requires companies to adjust prior year financials based on the amounts previously reported under the SFAS 123 pro forma disclosures for all prior periods in which SFAS 123 was effective.

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

Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies, as a fair value hedge, along with changes in fair value of the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in noninterest income. If a derivative has ceased to be highly effective, hedge accounting is discontinued prospectively.

On May 21, 2002, a wholly-owned subsidiary of the Company, Chittenden Capital Trust I (the “Trust”), issued $125 million of 8% trust preferred securities (“TPS”) to the public and invested the proceeds from this offering in an equivalent amount of junior subordinated debentures issued by the Company. The TPS pay interest quarterly, are mandatorily redeemable on July 1, 2032 and may be redeemed by the Trust at par any time on or after July 1, 2007. Concurrent with the issuance of these securities, the Company entered into interest rate swap agreements with two counterparties, in which the Company receives 8% fixed on the notional amount of $125 million, while paying the counterparties a variable rate based on the three month LIBOR (London Interbank Offered Rate), plus approximately 122 basis points. The Company’s risk management objective for undertaking the hedge is to hedge its exposure to changes in the risk free (or benchmark) rate, specifically LIBOR. The Company designated the swap transactions as hedging the exposure in changes in the fair value of its obligation to pay 8% fixed; therefore the hedge is considered a fair value hedge. The Company assesses effectiveness of the hedge on an ongoing basis utilizing the dollar offset method effectiveness test. In August 2006, the Company terminated the interest rate swap agreements with both counterparties and settled with a final payment of interest and termination fees of $372,000.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring Charges

The Company has adopted Statement of Financial Accounting Standard No. 146 Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which contains specific guidance regarding the types of, and circumstances under which, certain expenses related to restructuring activities can be accrued. In general, SFAS 146 requires that the Company have a detailed plan in place, which has been communicated to employees affected. Significant management judgment is required in estimating the amount of expense that is appropriate to recognize in relation to these plans.

Accounting Policies Adopted in the Current Period

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123 (revised 2004), Share-Based Payment (SFAS 123R) which amends SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company adopted SFAS 123R using the modified retrospective method. The modified retrospective method requires that compensation cost be recognized beginning with the effective date 1) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and 2) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R. The modified retrospective method also requires companies to adjust prior year financials based on the amounts previously reported under the SFAS 123 pro forma disclosures for all prior periods in which SFAS 123 was effective. See Note 9 for a more detailed description of the Company’s adoption of SFAS 123R.

Effective November 15, 2006, the Company adopted Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatements present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The adoption of SAB 108 had no impact on the reported results of operations or financial conditions.

Effective December 15, 2006, the Company adopted Financial Accounting Standards Board Statement No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date—the date at which the benefit obligation and plan assets are measured—is required to be the company’s fiscal year end. SFAS 158 was effective for publicly held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. See Note 10 for a more detailed description of the Company’s adoption of SFAS 158.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2 INTANGIBLE ASSETS AND GOODWILL

Identified Intangible Assets

	As of December 31, 2006 (in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangibles	$28,541	$16,871	$11,670
Customer list intangibles	3,498	1,363	2,135
Acquired trust relationships	4,000	2,809	1,191

Total	$36,039	$21,043	$14,996

Aggregate Amortization Expense:
For the twelve months ended December 31, 2006	$2,659

Estimated Amortization Expense:
For year ended 12/31/07	2,659
For year ended 12/31/08	2,659
For year ended 12/31/09	2,659
For year ended 12/31/10	2,542
For year ended 12/31/11	2,379

There were no changes in the carrying amount of goodwill for the year ended December 31, 2006.

Note 3 INVESTMENTS

Investment securities at December 31, 2006 and 2005 are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
2006
SECURITIES AVAILABLE FOR SALE:
U.S. government agency obligations	$497,704	$7	$(9,905)	$487,806
Mortgage-backed securities	332,823	372	(12,497)	320,698
Corporate bonds and notes	329,397	28	(5,280)	324,145
U.S. Treasury securities	3,841	6	(80)	3,767
Other debt securities	820	—	—	820
Obligations of states and political subdivisions	116	—	—	116

Total securities available for sale	$1,164,701	$413	$(27,762)	$1,137,352

2005
SECURITIES AVAILABLE FOR SALE:
U.S. government agency obligations	$548,734	$80	$(12,690)	$536,124
Corporate bonds and notes	451,483	630	(6,661)	445,452
Mortgage-backed securities	406,353	1,107	(11,710)	395,750
U.S. Treasury securities	5,342	2	(105)	5,239
Other debt securities	842	—	—	842
Obligations of states and political subdivisions	500	2	—	502

Total securities available for sale	$1,413,254	$1,821	$(31,166)	$1,383,909

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information related to sales of debt securities in each of the years ended December 31:

	2006	2005	2004
	(in thousands)
Proceeds	$37,455	$26,196	$195,437
Realized losses	138	97	2,448
Realized gains	148	103	4,783

The market value of securities pledged to secure U.S. Treasury borrowings, public deposits, securities sold under agreements to repurchase, and for other purposes required by law, amounted to $645 million and $519 million at December 31, 2006 and 2005, respectively.

The following table shows the maturity distribution of the amortized cost of the Company’s investment securities at December 31, 2006, with comparative totals for 2005. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations:

	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
	(in thousands)
Investment securities:
U.S. Treasury securities	$1,102	$2,739	$—	$—	$3,841
U.S. government agency obligations	122,365	375,327	12	—	497,704
Obligations of states and political subdivisions	4	14	17	81	116
Mortgage-backed securities (1)	93,101	169,444	68,990	1,288	332,823
Corporate bonds and notes	95,740	233,657	—	—	329,397
Other debt securities	10	810	—	—	820

Total investment securities	$312,322	$781,991	$69,019	$1,369	$1,164,701

Comparative totals for 2005	$264,741	$1,061,416	$85,223	$1,874	$1,413,254

(1)	Maturities of mortgage-backed securities are based on contractual payments and estimated mortgage loan prepayments.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the maturity distribution of the fair value of the Company’s investment securities at December 31, 2006, with comparative totals for 2005. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations:

	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
	(in thousands)
INVESTMENT SECURITIES:
U.S. Treasury securities	$1,081	$2,686	$—	$—	$3,767
U.S. government agency obligations	121,138	366,655	13	—	487,806
Obligations of states and political subdivisions	4	14	17	81	116
Mortgage-backed securities (1)	89,710	163,271	66,476	1,241	320,698
Corporate bonds and notes	95,440	228,705	—	—	324,145
Other debt securities	10	810	—	—	820

Total investment securities	$307,383	$762,141	$66,506	$1,322	$1,137,352

Comparative totals for 2005	$261,390	$1,037,690	$83,003	$1,826	$1,383,909

(1)	Maturities of mortgage-backed securities are based on contractual repayments and estimated mortgage loan prepayments.

The following table is a summary of those investment securities that had been in a continuous unrealized loss position for less than and greater than twelve months as of December 31, 2006 and 2005, respectively:

December 31, 2006 (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Investment Securities
U.S. Treasury securities	$0	$0	$3,265	($80)	$3,265	($80)
U.S. government agency obligations	25,721	(99)	459,077	(9,806)	484,798	(9,905)
Mortgage-backed securities	11,010	(34)	283,788	(12,463)	294,798	(12,497)
Corporate bonds and notes	6,022	(1)	274,770	(5,279)	280,792	(5,280)

Total temporarily impaired securities	$42,753	($134)	$1,020,900	($27,628)	$1,063,653	($27,762)

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005 (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Investment Securities
U.S. Treasury securities	$288	($5)	$3,950	($100)	$4,238	($105)
U.S. government agency obligations	203,200	(3,061)	288,167	(9,629)	491,367	(12,690)
Mortgage-backed securities	40,244	(547)	294,590	(11,163)	334,834	(11,710)
Corporate bonds and notes	178,799	(2,438)	159,595	(4,223)	338,394	(6,661)

Total temporarily impaired securities	$422,531	($6,051)	$746,302	($25,115)	$1,168,833	($31,166)

U.S. Treasury securities and U.S. government agency obligations. The unrealized losses on the Company’s investments in U.S. Treasury securities and direct obligations of U.S. government agencies were caused by interest rate increases. The Company has the ability and intent to hold these investments until a recovery of their amortized cost, which may be at maturity, and does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

Mortgage-backed securities. The unrealized losses on the Company’s investment in federal agency mortgage-backed securities were caused by interest rate increases. The decline in market value is attributable to changes in interest rates and not credit quality. The Company has the ability and intent to hold these investments until a recovery of their amortized cost, which may be at maturity, and does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

Corporate bonds and notes. The Company’s unrealized loss on investments in corporate bonds and notes was caused by a general increase in market interest rates. Included are 31 issuers with a carrying value of $286 million and a fair value of $281 million. These bonds have at least an S&P rating of A- and a Moody’s rating of A3. The Company has the ability and intent to hold these investments until a recovery of their amortized cost, which may be at maturity, and does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

Note 4 LOANS

The Company’s lending activities are conducted primarily in Vermont, New Hampshire, Massachusetts and Maine, with additional activity relating to nearby market areas in New York, Connecticut and Quebec. The Banks make single-family and multi-family residential loans, commercial real estate loans, commercial & industrial loans, and a variety of consumer loans and municipal loans. In addition, the Banks make loans for the construction of residential homes, multi-family and commercial properties, and for land development.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Major classifications of loans at December 31, 2006 and 2005 are as follows:

	2006	2005
	(in thousands)
Commercial & industrial	$853,839	$848,420
Municipal	141,522	160,357
Multi-family	216,049	196,590
Commercial real estate	1,942,685	1,778,202
Construction	232,000	192,165
Residential real estate	751,450	737,462
Home equity credit lines	322,124	316,465
Consumer	237,541	257,829

Total loans	4,697,210	4,487,490
Allowance for loan losses	(62,160)	(60,822)

Net loans	$4,635,050	$4,426,668

Loans held for sale	$17,354	$19,737

Changes in the allowance for loan losses are summarized as follows:

	2006	2005	2004
	(in thousands)
Balance at beginning of year	$60,822	$59,031	$57,464
Provision for loan losses	6,920	5,154	4,377
Loan recoveries	3,206	3,812	4,340
Loans charged off	(8,788)	(5,975)	(7,150)
Transferred to liability for unfunded commitments	—	(1,200)	—

Balance at end of year	$62,160	$60,822	$59,031

The principal amount of loans on nonaccrual status was $20,093,800 and $15,819,400 at December 31, 2006 and 2005, respectively. At the end of 2006 and 2005, the Company had no loans whose terms had been substantially modified in troubled debt restructurings.

The amount of interest which was not earned but which would have been earned had nonaccrual loans performed in accordance with their original terms and conditions were as follows:

	2006	2005	2004
	(in thousands)
Interest income in accordance with original loan terms	$2,066	$1,895	$1,762
Interest income recognized	650	564	359

Reduction in interest income	$1,416	$1,331	$1,403

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information regarding loans that were considered to be impaired under SFAS 114 is as follows:

	December 31,
	2006	2005	2004
	(in thousands)
Investment in impaired loans	$12,941	$8,076	$15,211
Impaired loans with no specific reserve	11,852	4,581	8,670
Impaired loans with a specific reserve	1,089	3,495	6,541
Specific reserve for impaired loans	231	1,061	2,040
Average investment in impaired loans during the year	15,853	11,915	15,024
Cash-basis interest income recognized during the year	—	143	2
Accrual-basis interest income recognized during the year	—	—	—

Residential mortgage loans serviced for others, which are not reflected in the consolidated balance sheets, totaled approximately $2.037 billion and $2.098 billion at December 31, 2006 and 2005, respectively. No recourse provisions exist in connection with such servicing.

The following table is a summary of activity for mortgage servicing rights purchased and originated for the three years ended December 31, 2006:

	Purchased	Originated	Total
	(in thousands)
Balance at December 31, 2003	$573	$11,692	$12,265
Additions	—	5,090	5,090
Amortization	(551)	(6,669)	(7,220)
Recovery of impairment	388	1,303	1,691

Balance at December 31, 2004	$410	$11,416	$11,826
Additions	—	5,619	5,619
Amortization	(177)	(3,907)	(4,084)
Recovery of impairment	78	302	380

Balance at December 31, 2005	$311	$13,430	$13,741
Additions	—	3,931	3,931
Amortization	(83)	(3,451)	(3,534)
Recovery of impairment	5	12	17

Balance at December 31, 2006	$233	$13,922	$14,155

SFAS 140 requires enterprises to measure the impairment of servicing assets based on the difference between the carrying amount of the servicing rights and their current fair value. Fair value is measured as the discounted cash flow of future servicing income expected to be received based upon market conditions at the time the estimate is made. Significant assumptions made by management at December 31, 2006 include the weighted average discount rate (9.8%), weighted average prepayment speed (226 PSA/13.56 CPR), weighted average servicing fee (25.60 basis points) and net cost to service loans ($17/loan). Based upon these assumptions, the Company calculated the fair value of its servicing rights to be $19.382 million at December 31, 2006.

The Company stratifies its servicing portfolio based upon interest rate (in increments of 50 basis points) and original loan term (primarily 15 and 30 year). The estimated market value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds, and discount rates. At December 31, 2006 and 2005, the impairment valuation allowance was $622,000 and $639,000, respectively.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated sensitivity of the current fair value of the mortgage servicing rights portfolio to changes in interest rates at December 31, 2006, was as follows:

Change in Market Interest Rates	Change in fair value (in thousands)
+25 bps	1,050
+50 bps	2,028
+100 bps	3,613
+200 bps	5,552
–25 bps	(1,171)
–50 bps	(2,305)
–100 bps	(4,313)
–200 bps	(6,967)

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

Note 5 PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2006 and 2005 are summarized as follows:

	2006	2005	Estimated Original Useful Lives
	(in thousands)
Land	$12,616	$12,672	—
Buildings and improvements	62,085	62,734	25-50 years
Leasehold improvements	14,206	13,625	2-50 years
Furniture and equipment	54,740	52,851	3-15 years
Construction in progress	1,119	406	—

Premises and equipment, gross	144,766	142,288
Accumulated depreciation and amortization	(77,730)	(72,557)

Premises and equipment, net	$67,036	$69,731

Total depreciation expense amounted to approximately $7,427,000, $8,066,000 and $7,977,000 in 2006, 2005 and 2004.

The Company is obligated under various noncancelable operating leases for premises and equipment expiring in various years through 2021. Total lease expense, net of income from subleases, amounted to approximately $4,480,000, $4,518,000 and $4,560,000 in 2006, 2005, and 2004, respectively.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum rental commitments for noncancelable operating leases on premises and equipment with initial or remaining terms of one year or more at December 31, 2006 are as follows:

Year	Lease Obligations
(in thousands)
2007	$5,013
2008	3,563
2009	2,848
2010	2,513
2011	2,135
Thereafter	7,568

Total minimum lease payments	$23,640

Note 6 BORROWINGS

Borrowings at December 31, 2006 and 2005 consisted of the following:

	2006	2005
	(in thousands)
Securities sold under agreements to repurchase	$73,611	56,315
Trust preferred securities	125,000	125,000
Bank revolving debt @ 5.03%	8,328	3,273
Note Payable, 7.87% in 2006 and 6.18% in 2005, due January 1, 2015	259	290
FHLB Advances:
Maturing December 27, 2010 @ 4.80% (called 6/26/06)	—	20,000
Maturing April 19, 2011 @ 3.50%	1,368	1,416
Maturing August 1, 2011 @ 5.00%	560	560
Maturing January 17, 2012 @ 3.95% (called 1/17/06)	—	20,000
Maturing December 29, 2023 @ 0.13%	452	469
Maturing July 1, 2026 @ 0.1%	169	—
Maturing July 1, 2026 @ 2.50%	273	—

Total Borrowings	$210,020	$227,323

Securities sold under agreements to repurchase are collateralized by U.S. Treasury and agency securities, mortgage-backed securities and corporate notes or bonds. These assets had a carrying value and a market value of $82,254,000 and $78,369,000, respectively, at December 31, 2006, and $63,802,000 and $61,418,000, respectively, at December 31, 2005. The borrowings from the Federal Home Loan Bank of Boston are secured by residential mortgage loans held in the Company’s loan portfolio.

The following information relates to securities sold under agreements to repurchase:

	2006	2005	2004
	(in thousands)
Average balance outstanding during the year	$86,045	$86,701	$73,860
Average interest rate during the year	3.39%	1.73%	0.84%
Maximum amount outstanding at any month-end	$138,773	$149,750	$79,365

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following information relates to FHLB borrowings:

	2006	2005	2004
	(in thousands)
Average balance outstanding during the year	$13,166	$52,365	$52,942
Average interest rate during the year	4.39%	4.30%	4.47%
Maximum amount outstanding at any month-end	$22,440	$52,533	$52,535

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

Concurrent with the issuance of these securities, the Company entered into interest rate swap agreements with two counterparties, in which the Company received 8% fixed on the notional amount of $125 million, while paying the counterparties a variable rate based on the three month LIBOR (London Interbank Offered Rate), plus approximately 122 basis points. In August 2006, the Company terminated the interest rate swap agreements with both counterparties and settled with a final payment of interest and termination fees of $372,000.

The following information relates to TPS borrowings:

	2006	2005	2004
	(in thousands)
Average balance outstanding during the year	$125,000	$125,000	$125,000
Average effective interest rate during the year (net of interest rate swaps)	6.84%	4.58%	2.73%
Maximum amount outstanding at any month-end	$125,000	$125,000	$125,000

Note 7 INCOME TAXES

Income tax expense consists of the following:

	2006	2005	2004
	(in thousands)
Current payable
Federal	$38,461	$44,668	$35,070
State	4,340	3,968	3,927

	42,801	48,636	38,997
Deferred (prepaid)
Federal	(2,300)	(4,921)	13
State	(65)	(472)	(354)

	(2,365)	(5,393)	(341)

Income tax expense	$40,436	$43,243	$38,656

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Current income taxes payable, included in other liabilities, was $3,813,000 at December 31, 2006, compared to a current income taxes receivable, included in other assets of $2,285,000 at December 31, 2005.

The following is a reconciliation of the provision for Federal income taxes, calculated at the statutory rate, to the recorded income tax expense:

	2006	2005	2004
	(in thousands)
Computed tax at statutory Federal rate of 35%	$44,067	$43,849	$38,968
Increase (decrease) in taxes from:
Amortization of intangible assets	—	98	98
Tax-exempt interest, net	(1,928)	(1,506)	(954)
Dividends received deduction	—	—	(13)
State taxes, net of Federal tax benefit	2,779	2,219	2,320
Tax credits	(4,324)	(2,034)	(2,169)
Other, net	(158)	617	406

Total	$40,436	$43,243	$38,656

Effective income tax rate	32.12%	34.52%	34.72%

The components of the net deferred tax asset at December 31, 2006 and 2005 are as follows:

	2006	2005
	(in thousands)
Allowance for loan losses	$23,297	$22,630
Deferred compensation and pension	3,552	3,832
Depreciation	(2,862)	(2,256)
Accrued liabilities	—	(1,028)
Unrealized losses on securities available for sale	10,027	10,694
Basis differences, purchase accounting	(2,401)	(2,954)
Core deposit intangible	(4,738)	(4,690)
Lease financing	(9)	(333)
Mortgage servicing	(5,073)	(4,803)
Stock based compensation	5,166	8,866
Other	2,921	(1,002)

	$29,880	$28,956

Note 8 STOCKHOLDERS’ EQUITY

Treasury Stock

During 2006, the Company repurchased a total of 1.8 million shares of common stock. On October 20, 2005, the Company announced that the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock in negotiated transactions or open market purchases. Chittenden repurchased all of those shares by June 30, 2006. On July 19, 2006 the Board of Directors authorized the repurchase of an additional 1,000,000 shares of the Company’s common stock. The Company repurchased 800,000 of this second authorization during 2006.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dividends

Dividends paid by the Banks are the primary source of funds available to the Company for payment of dividends to its stockholders and for other corporate needs. Applicable federal and state statutes, regulations, and guidelines impose restrictions on the amount of dividends that may be declared by the Banks. The Company paid dividends to stockholders’ of $36.2 million, $33.4 million and $31.9 million, which represented $0.78, $0.72, and $0.70 per share during 2006, 2005, and 2004, respectively.

Earnings Per Share

The following table summarizes the calculation of basic and diluted earnings per share:

	2006	2005	2004
	(in thousands except per share information)
Net income	$85,468	$82,039	$72,680

Weighted average common shares outstanding	46,235	46,503	46,106
Dilutive effect of common stock equivalents	567	548	625

Weighted average common and common equivalent shares	46,802	47,051	46,731

Basic earnings per share	$1.85	$1.76	$1.58
Dilutive effect of common stock equivalents	(0.02)	(0.02)	(0.02)

Diluted earnings per share	$1.83	$1.74	$1.56

The following table summarizes options that could potentially dilute earnings per share in the future which were not included in the computation of the common stock equivalents because to do so would have been antidilutive:

	2006	2005	2004
Anti-dilutive options	860,990	445,725	449,414
Weighted average exercise price	$29.51	$29.90	$29.90

Accumulated Other Comprehensive Income

Comprehensive income is the total of net income and all other non-owner changes in equity. The Company has chosen to display comprehensive income in the Consolidated Statements of Changes in Stockholders’ Equity. The following table summarizes reclassification detail for other comprehensive income for the years ended December 31:

	2006	2005	2004
	(in thousands)
Unrealized gains (losses) on securities available for sale, net of tax	$2,071	($19,632)	($13,405)
Reclassification adjustment for realized (gains) losses arising during period, net of tax	(7)	(4)	(1,518)
Adoption of SFAS 158 pension liability, net of tax	(7,102)	—	—
Foreign currency translation adjustments	(2)	(4)	—

Total accumulated other comprehensive income	($5,040)	($19,640)	($14,923)

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9 STOCK PLANS

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

Under the plans there are various types of stock incentives, including, but not limited to options; restricted stock which vests after a specified period of time; unrestricted stock awards; and performance awards. The primary type of share-based payment utilized by the Company is stock options. Stock options are awards which allow the employee to purchase shares of the Company’s stock at a fixed price. In accordance with Chittenden’s Stock Incentive Plan, stock options are granted at an exercise price equal to the Company stock price at the date of grant. Prior to 2006, the stock options issued by the Company generally vested immediately at the time of issuance. In 2006, the Company’s Board of Directors changed this practice and vested the new option grants over one year. There were a total of 7,688,324 shares at December 31, 2006 and 2005 available to be issued under the plans and 6,163,698 and 5,636,131 had been issued at each of these dates.

The Company has a Performance Share Program that governs Performance Share Awards under the Stock Incentive Plan. Performance awards consist of shares of the Company’s common stock to be issued at the conclusion of the three-year performance cycle provided that performance goals are met as measured by one or more of the following: corporate profitability, EPS, ROE and/or other measures as deemed relevant by the Executive Committee. In 2006 and 2005, targets of 45,500 and 41,460 Performance Shares were set that could be earned at the end of the three-year performance cycle if the performance measures are attained. The plan is a leveraged plan meaning that if the Company is ranked in the 100th percentile versus its comparison group, up to 150% of the targeted amount of shares could be earned. In order to earn the full target award of 45,500, the Company would need to be ranked in the 75th percentile. If the Company is not ranked in at least the 25th percentile, no shares will be awarded. Notwithstanding these guidelines, the Board of Directors has the authority to reduce, but not increase, these awards if they deem it to be appropriate in the circumstances. Salary expenses related to the performance shares were $855,000 in 2006.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize information regarding the Company’s stock option plans:

	Weighted Average Exercise Price Per Share	Options
December 31, 2003	$21.09	3,105,612
Granted	27.71	771,226
Exercised	18.35	(529,292)
Expired	28.83	(313)

December 31, 2004	23.07	3,347,233
Granted	24.52	485,050
Exercised	21.66	(452,184)
Expired	6.53	(6,476)

December 31, 2005	23.49	3,373,623
Granted	29.11	489,500
Exercised	22.86	(299,887)
Forfeited	29.11	(7,125)
Expired	29.45	(19,125)

Outstanding at December 31, 2006	24.28	3,536,986
Exercisable at December 31, 2006	$24.28	3,536,986

OPTIONS OUTSTANDING AND EXERCISABLE

December 31, 2006

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
$14.62 - $19.97	579,876	4.43	$18.99	579,876	$18.99
$20.15 - $21.71	455,165	4.52	$20.91	455,165	$20.91
$21.83 - $22.93	455,781	4.78	$22.70	455,781	$22.70
$23.23 - $24.50	638,580	7.56	$24.01	638,580	$24.01
$24.60 - $26.73	527,850	6.57	$26.08	527,850	$26.08
$27.06 - $28.75	42,967	1.33	$28.01	42,967	$28.01
$29.11 - $29.11	451,875	9.21	$29.11	451,875	$29.11
$29.20 - $36.02	384,892	6.76	$30.03	384,892	$30.03

$14.62 - $36.02	3,536,986	6.20	$24.28	3,536,986	$24.28

The Company estimates the fair value of stock option grants using the Black-Scholes valuation model and the key input assumptions are: expected volatility, expected term of option, risk-free interest rate and dividend yield. Expected volatility estimates are developed by the Company based on historical volatility of the Company’s stock. The Company uses historical data to estimate the expected term of the options. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield in effect at the grant date. The dividend yield represents the expected dividends on the Company stock. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are consistent with SFAS 123R. Estimates of fair value are not intended to predict the actual future value ultimately realized by employees who receive share-based awards, and subsequent events are not indicative of the reasonableness of original estimates of fair value made by the Company under SFAS 123R.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the key input assumptions for the Black-Scholes valuation model for grants in 2006, 2005 and 2004:

	2006	2005	2004
Expected term (years)	4.79	4.76	4.67
Volatility	24.67	21.97	22.45
Risk-free interest rate	4.71%	3.78%	3.25%
Dividend yield	2.47%	2.91%	2.63%
Fair value per share	$6.55	$4.36	$5.55

The total intrinsic value (market value on date of exercise less grant price) of options exercised during the twelve months ended December 31, 2006, 2005 and 2004, was $1.9 million, $3.1 million, and $4.6 million, respectively. The total cash received from employees as a result of employee stock option exercises for the years ended December 31, 2006, 2005, and 2004 was approximately $6.8 million, $9.3 million and $9.7 million, respectively. The tax benefit realized as a result of the stock option exercises was $619,000 in 2006 compared with $1.1 million in 2005 and $1.6 million in 2004.

The total compensation costs related to options were $3.2 million, $2.1 million and $3.8 million during 2006, 2005, and 2004, respectively. These amounts are included in salary expense in the accompanying consolidated Statements of Income.

Note 10 EMPLOYEE BENEFITS

Pension Plan

The Company sponsors a qualified defined benefit pension plan that covers substantially all of its employees who meet minimum age and service requirements.

In 2005, the Board of Directors approved changes to the Company’s retirement program. As a result, on December 31, 2005, benefits accrued under the defined benefit Pension Account Plan were frozen based on participants’ current service and pay levels. Effective January 1, 2006, the Company’s annual contribution to the Incentive Savings and Profit Sharing Plan (401(k) Plan) was enhanced for all eligible employees.

The changes in the benefit obligation for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005
	(in thousands)
Projected benefit obligation at beginning of year	$67,068	$71,378
Service cost	995	4,189
Interest cost	3,843	4,030
Actuarial loss	(2,044)	1,901
Disbursements	(2,710)	(3,751)
Curtailment	—	(10,679)

Projected benefit obligation at end of year	$67,152	$67,068

Accumulated Benefit obligation at end of year	$67,152	$67,068

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Weighted-average assumptions used in determining pension obligations for the years ended December 31:

	2006	2005
Discount rate	6.00%	5.75%
Rate of compensation increase	N/A	4.50%

The changes in the plan assets for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005
	(in thousands)
Fair value of assets at beginning of year	$73,076	$64,450
Actual return on plan assets	5,216	4,877
Company contributions	1,500	7,500
Disbursements	(2,710)	(3,751)

Fair value of assets at end of year	$77,082	$73,076

The asset allocation for the Company’s pension plan at December 31, 2005 and 2006, and the target asset allocation for 2007, by asset category are as follows:

Asset Category	2005	2006	Target Asset Allocation 2007
Equity securities	67%	63%	40-75%
Debt securities	20%	17%	20-55%
Cash	13%	20%	0-20%

Total	100%	100%

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

Funded status, end of year:

	2006	2005
	(in thousands)
Fair value of plan assets	$77,082	$73,076
Projected benefit obligation	(67,152)	(67,068)

Funded status	9,930	6,008
Prior service cost not yet recognized in net periodic pension cost	N/A	—
Unrecognized net loss from actual experience versus assumptions	N/A	13,325

Amount recognized, end of year	$9,930	$19,333

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized in the statement of financial position:

	2006	2005
	(in thousands)
Noncurrent asset	$9,930	$—
Prepaid benefit cost	—	19,333

Total	$9,930	$19,333

Amounts recognized in accumulated other comprehensive income (pretax):

	2006	2005
	(in thousands)
Net actuarial loss / (gain)	$11,136	N/A
Prior service cost / (credit)	—	N/A
Transition obligation / (asset)	—	N/A

Accumulated other comprehensive income	$11,136	N/A

At the end of 2006 and 2005, the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for the pension plan with a projected benefit obligation in excess of plan assets and for the pension plan with an accumulated benefit obligation in excess of plan assets were as follows:

	Projected Benefit Obligation exceeds the Fair Value of Plan Assets		Accumulated Benefit Obligation exceeds the Fair Value of Plan Assets
	2006	2005	2006	2005
Projected benefit obligation	N/A	N/A	N/A	N/A
Accumulated benefit obligation	N/A	N/A	N/A	N/A
Fair value of plan assets	N/A	N/A	N/A	N/A

Benefit disbursements and employer contributions for the years ended December 31, 2005 and 2006, and expected benefit disbursements and contributions for 2007 are as follows:

	2005	2006	Projected 2007
Benefit disbursements	$3,751	$2,710	$3,300
Employer contribution	7,500	1,500	—

Expected Cash Flows

Due to recent contributions made in excess of the minimum required amounts, the Company does not anticipate a required contribution during 2007.

Expected benefit payments:	Pension Benefits
2007	$3,300
2008	4,100
2009	4,600
2010	4,800
2011	4,900
Thereafter	27,900

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net pension expense components included in employee benefits in the consolidated statements of income are as follows:

	December 31,
	2006	2005	2004
	(in thousands)
Service cost	$995	$4,189	$3,419
Interest cost	3,843	4,030	3,697
Expected return on plan assets	(5,201)	(4,803)	(4,451)

Net amortization:
Prior service cost	—	(380)	(640)
Net actuarial loss	131	816	468
Transition amount	—	—	(112)

Total amortization	131	436	(284)
Curtailment (gain)	—	(1,531)	—

Net pension expense (income)	$(232)	$2,321	$2,381

Weighted-average assumptions used to determine net cost:

	2006	2005	2004
Discount rate	5.75%	5.75% / 5.25%*	6.00%
Expected long term return on plan assets	7.25%	7.25%	7.25%
Rate of compensation increase	4.50%	4.50%	4.50%

*	5.75% was used to determine cost for the first eight months of 2005. As of May 31, 2005, the plan was remeasured due to the Company’s decision to change the delivery mechanism, effective January 1, 2006, for its employees’ pension benefit by redirecting it through the Company’s 401(k) plan. 5.25% was used to determine cost for the last four months of 2005.

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2007 are as follows:

Net actuarial loss / (gain)	$126
Prior service cost / (credit)	—
Transition obligation / (asset)	—

Accumulated other comprehensive income	$126

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

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CTC has supplemental pension arrangements with certain retired employees. The liability, included in accrued expenses and other liabilities, related to such arrangements was $1,149,000 and $1,297,000 at December 31, 2006 and 2005, respectively.

The Company has established a supplemental executive retirement plan (SERP) for members of the executive management group. This unfunded plan is intended to cover only those benefits excluded from coverage under the Company’s qualified defined benefit pension plan as a result of IRS regulations. The design elements of this SERP mirror those of the Company’s qualified plan. In addition to the SERP, the Company has a separate arrangement with its Chief Executive Officer under which contributions are accrued based upon the Company’s return on equity (ROE). A ROE of 10% is the minimum threshold at which any contribution will be made. Benefits are payable upon attaining the age of 55, except in the event of death or disability. The liability related to the CEOs SERP, included in accrued expenses and other liabilities was $3,675,000 and $3,258,000 at December 31, 2006 and 2005, respectively. Expenses related to this plan were $417,385, $265,000 and $377,000 in 2006, 2005 and 2004, respectively.

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

During the three year period ended December 31, 2006, the Company made incentive savings contributions in amounts equal to 35% of each employee’s basic contribution, which was charged to benefits expense.

Year	35% Contribution
2006	$1,361,000
2005	1,320,000
2004	1,322,000

The Company may also make an additional matching contribution (profit-sharing) to the incentive savings and profit sharing plan based on the extent to which the annual corporate profitability goals established by the Board of Directors are met. Benefits expense related to the additional matching contribution totaled:

Year	Profit Sharing Contribution
2006	$775,000
2005	922,000
2004	376,000

The following table reflects the shares of the Company’s common stock that were purchased through the incentive savings and profit sharing plan, during each of the last three years:

Year	Shares
2006	140,952
2005	122,226
2004	123,212

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has established a supplemental executive savings plan. This plan is intended to cover only those benefits excluded from coverage under the Corporation’s qualified incentive savings and profit sharing plan as a result of IRS regulations. Any contributions under this supplemental plan, when combined with the regular pre-tax contributions shall not exceed 16% of the individual’s earnings. Benefit expense related to this plan was $87,000, $110,000 and $12,000 in 2006, 2005 and 2004, respectively.

The Company also has an Executive Management Incentive Compensation Plan. Executives at defined levels of responsibility are eligible to participate in the plan. Incentive award payments are determined on the basis of corporate and group profitability, relative performance within a defined peer group and individual performance. Awards may range from zero to 100% of annual compensation. Expenses for this plan totaled $2,058,000, $2,235,000 and $715,000 in 2006, 2005, and 2004, respectively.

The Company has a Directors’ Deferred Compensation Plan. Under the plan, Directors may defer fees and retainers that would otherwise be payable currently. Deferrals may be made to an uninsured interest bearing account or to an account recorded in equivalents of the Company’s common stock. Directors are required to defer 50% of their compensation (and may defer as much as 100%) in the equivalent of the Company’s common stock. Expenses for this plan totaled $1,365,000, $1,256,000, and $1,189,000 for 2006, 2005, and 2004, respectively. Based on these elections, shares that could be issued under the plan totaled 417,299 at December 31, 2006.

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

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial instruments whose contractual amounts represent off-balance sheet risk at December 31, 2006 and 2005 are as follows:

	2006	2005
	(in thousands)
Loan Commitments
Commitments to originate new loans	$129,487	$120,635
Unused home equity lines of credit	405,432	365,040
Unadvanced portions of C&I loans	479,263	435,697
Unadvanced portions of commercial real estate and construction loans	212,774	245,523
Unused portions of business credit card lines	57,557	55,393

Standby Letters of Credit
Notional amount collateralized by cash	64,021	65,345
Notional amount of other standby letters of credit	41,278	32,430
Liability associated with letters of credit recorded on balance sheet	926	669

Other Commitments
Equity investment commitments	13,476	13,186

Note 12 COMMITMENTS AND CONTINGENCIES

The Federal Reserve System requires nonmember banks to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement, included in cash and cash equivalents, was $31,802,000 and $29,483,000 at December 31, 2006 and 2005, respectively.

The Company has entered into severance agreements with the Chief Executive Officer and several members of senior management. These agreements are triggered by a change of control under certain circumstances. Payments are equal to two times (2.99 times for the CEO) the amount of the highest base salary and target bonus in effect at or following a change in control; two times (2.99 times for the CEO) the amount of the Core Contribution that would have been contributed on the officer’s behalf under the Chittenden Corporation Incentive Savings and Profit Sharing Plan in the event the officer had continued employment until the end of the then current year; two times (2.99 times for the CEO) the amount of the 401(k) match, the profit sharing portion of the 401(k) contribution and the amount of the 401(k) restoration payment, if any, that would have been contributed on behalf of the officer in the event the officer had continued employment until the end of the then current year; and two times (2.99 times for the CEO) the amount that would have been contributed on behalf of the officer under the supplemental executive retirement plan for members of the executive management group in the event the officer had continued employment until the end of the then current year.

Various legal claims against the Company arising in the normal course of business were outstanding at December 31, 2006. Management, after reviewing these claims with legal counsel, is of the opinion that the resolution of these claims will not have a material effect on the financial condition or results of operations of the Company.

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13 OTHER NONINTEREST EXPENSE

The components of other noninterest expense for the years presented are as follows:

	2006	2005	2004
	(in thousands)
Legal and accounting	$2,556	$3,631	$2,695
Marketing	4,471	3,247	3,466
Software and supplies	7,335	7,344	7,845
Net OREO and collection expenses	123	(51)	(617)
Telephone	2,033	2,438	2,829
Postage	2,594	2,454	2,865
Outside services	2,251	2,101	2,430
Franchise tax	3,230	3,012	2,977
Other	16,240	17,632	14,082

	$40,833	$41,808	$38,572

Note 14 FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and Cash Equivalents

The carrying amounts for cash and cash equivalents approximate fair value because they mature in 90 days or less and do not present unanticipated valuation risk.

Securities

The fair value of investment securities, other than Federal Home Loan Bank (FHLB) stock and Federal Reserve Bank (FRB) stock, is based on quoted market prices. The carrying value of FHLB and FRB stock represents its redemption value.

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

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$199,358	$199,358	$180,707	$180,707
Securities available for sale	1,137,352	1,137,352	1,383,909	1,383,909
FRB and FHLB stock	13,403	13,403	19,352	19,352
Loans, net	4,635,050	4,641,182	4,426,668	4,403,151
Loans held for sale	17,354	17,354	19,737	19,737
Mortgage servicing rights	14,155	19,382	13,741	21,464
Financial liabilities:
Deposits:
Demand	966,758	966,758	973,752	988,096
Savings	468,294	468,294	489,734	489,734
NOW	861,435	861,435	861,000	861,000
CMA / money market	1,655,349	1,655,349	1,749,878	1,749,878
Certificates of deposit less than $100,000	848,814	846,796	814,289	810,778
Certificates of deposit of $100,000 and over	678,243	676,926	625,682	623,959
Borrowings	210,020	209,669	227,323	227,201
Commitments	926	849	669	704

Note 15 PARENT COMPANY FINANCIAL STATEMENTS

Chittenden Corporation (Parent Company Only)

BALANCE SHEETS

	December 31,
	2006	2005
	(in thousands)
Assets
Cash and cash equivalents	$106,986	$88,657
Investment in subsidiaries	721,607	729,784
Other assets	10,778	15,217

Total assets	$839,371	$833,658

Liabilities and stockholders’ equity
Liabilities
Accrued expenses and other liabilities	43,285	37,268
Other borrowings	125,000	125,000

Total liabilities	168,285	162,268

Total stockholders’ equity	671,086	671,390

Total liabilities and stockholders’ equity	$839,371	$833,658

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Operating income:
Dividends from bank subsidiaries	$102,420	$46,525	$49,525
Interest income	147	—	—

Total operating income	102,567	46,525	49,525

Operating expense:
Interest expense	9,599	6,682	4,284
Other operating expense	1,683	4,355	5,004

Total expense	11,282	11,037	9,288

Income before income taxes and equity in undistributed earnings of subsidiaries	91,285	35,488	40,237
Income tax benefit	4,341	4,069	3,332

Income before equity in undistributed earnings of subsidiaries	95,626	39,557	43,569
Equity in undistributed earnings of subsidiaries	(10,158)	42,482	29,111

Net income	$85,468	$82,039	$72,680

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income	$85,468	$82,039	$72,680
Adjustments to reconcile net income to net cash provided by operating activities:
Shares based payment compensation	3,560	2,572	3,841
Equity in undistributed earnings of bank subsidiaries	10,158	(42,482)	(29,111)
Increase (decrease) in other assets	(5,372)	7,302	1,094
Increase in accrued expenses and other liabilities	5,017	6,179	5,873

Net cash provided by operating activities	98,831	55,610	54,377

Cash flows from investing activities:
Investments in and advanced to subsidiaries	—	(10,000)	—

Net cash used in investing activities	—	(10,000)	—

Cash flows from financing activities:
Proceeds from issuance of treasury and common stock	6,835	9,778	9,893
Dividends paid on common stock	(36,194)	(33,454)	(31,889)
Repurchase of common stock	(51,143)	—	—

Net cash used in financing activities	(80,502)	(23,676)	(21,996)

Net increase (decrease) in cash and cash equivalents	18,329	21,934	32,381
Cash and cash equivalents at beginning of year	88,657	66,723	34,342

Cash and cash equivalents at end of year	$106,986	$88,657	$66,723

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16 REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the tables below) of total and Tier I capital (as defined in the regulation) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2006, that the Company and the Banks meet all capital adequacy requirements.

As of December 31, 2006, the Company and the Banks were “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as adequately or well capitalized, the Company and the Banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the tables below.

The Company’s and the Banks’ actual capital amounts (dollars in thousands) and ratios are presented in the following tables:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006
Total Capital (to Risk Weighted Assets):
Consolidated	$644,613	12.78%	$403,425	8.00%	$504,281	10.00%
Chittenden Trust Company	288,216	11.31	203,891	8.00	254,863	10.00
Bank of Western Massachusetts	74,745	11.17	53,513	8.00	66,891	10.00
Flagship Bank and Trust	46,999	11.17	33,451	8.00	41,814	10.00
Maine Bank & Trust	35,311	11.18	25,263	8.00	31,579	10.00
Ocean National Bank	125,142	11.02	90,883	8.00	113,604	10.00
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	582,892	11.56	201,778	4.00	302,667	6.00
Chittenden Trust Company	258,112	10.13	101,945	4.00	152,918	6.00
Bank of Western Massachusetts	66,366	9.92	26,813	4.00	40,219	6.00
Flagship Bank and Trust	41,608	9.95	16,726	4.00	25,088	6.00
Maine Bank & Trust	31,361	9.93	12,641	4.00	18,961	6.00
Ocean National Bank	110,945	9.77	45,442	4.00	68,162	6.00
Tier 1 Capital (to Average Assets):
Consolidated	582,892	9.24	252,404	4.00	315,505	5.00
Chittenden Trust Company	258,112	7.67	134,596	4.00	168,245	5.00
Bank of Western Massachusetts	66,366	8.87	29,936	4.00	37,420	5.00
Flagship Bank and Trust	41,608	7.92	21,024	4.00	26,280	5.00
Maine Bank & Trust	31,361	8.75	14,334	4.00	17,918	5.00
Ocean National Bank	110,945	8.02	55,342	4.00	69,177	5.00

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005
Total Capital (to Risk Weighted Assets):
Consolidated	$636,520	12.40%	$410,563	8.00%	$513,204	10.00%
Chittenden Trust Company	288,706	10.96	210,794	8.00	263,492	10.00
Bank of Western Massachusetts	68,566	11.02	49,800	8.00	62,250	10.00
Flagship Bank and Trust	46,887	11.31	33,179	8.00	41,474	10.00
Maine Bank & Trust	36,066	11.60	24,876	8.00	31,094	10.00
Ocean National Bank	135,712	11.34	95,749	8.00	119,687	10.00
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	576,059	11.23	205,344	4.00	308,016	6.00
Chittenden Trust Company	258,162	9.80	105,397	4.00	158,095	6.00
Bank of Western Massachusetts	60,766	9.76	24,959	4.00	37,438	6.00
Flagship Bank and Trust	42,543	10.26	16,589	4.00	24,884	6.00
Maine Bank & Trust	32,178	10.35	12,442	4.00	18,662	6.00
Ocean National Bank	121,827	10.18	47,875	4.00	71,812	6.00
Tier 1 Capital (to Average Assets):
Consolidated	576,059	9.21	250,299	4.00	312,874	5.00
Chittenden Trust Company	258,162	7.87	131,285	4.00	164,107	5.00
Bank of Western Massachusetts	60,766	8.95	27,168	4.00	33,959	5.00
Flagship Bank and Trust	42,543	8.05	21,133	4.00	26,417	5.00
Maine Bank & Trust	32,178	9.74	13,222	4.00	16,527	5.00
Ocean National Bank	121,827	8.44	57,731	4.00	72,163	5.00

NOTE 17 BUSINESS SEGMENTS

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

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the results of the Company’s reportable operating business segments:

	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Year Ended December 31, 2006
Net interest income (1)	$258,454	$(9,452)	$—	$249,002
Noninterest income:
Investment management income	21,293	—	—	21,293
Service charges on deposits	16,728	—	—	16,728
Mortgage servicing	2,106	—	—	2,106
Gains on sales of loans, net	6,294	—	—	6,294
Gains on sales of securities	—	—	—	—
Loss on prepayment of borrowings	—	—	—	—
Credit card income, net	5,107	—	—	5,107
Insurance commissions, net	—	5,805	—	5,805
Other non-interest income	13,054	(198)	—	12,856

Total non-interest income	64,582	5,607	—	70,189

Total income	323,036	(3,845)	—	319,191
Provision for credit losses	6,920	—	—	6,920
Depreciation and amortization expense	9,670	416	—	10,086
Salaries and employee benefits	99,660	15,712	—	115,372
Other non-interest expense	70,488	(9,579)	—	60,909

Total non-interest expense	179,818	6,549	—	186,367

Income (loss) before income taxes	136,298	(10,394)	—	125,904
Income tax expense (benefit)	44,339	(3,903)	—	40,436

Net income (loss)	$91,959	$(6,491)	$—	$85,468

End of period assets	$6,568,422	$869,466	$(1,006,085)	$6,431,803
End of period loans, net	4,635,050	—	—	4,635,050
End of period deposits	5,509,852	—	(30,959)	5,478,893
Expenditures for long-lived assets	4,686	46	—	4,732

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Year Ended December 31, 2005
Net interest income (1)	$250,995	$(6,682)	$—	$244,313
Noninterest income:
Investment management income	20,017	—	—	20,017
Service charges on deposits	16,113	—	—	16,113
Mortgage servicing	1,829	—	—	1,829
Gains on sales of loans, net	9,021	—	—	9,021
Gains on sales of securities	6	—	—	6
Loss on prepayment of borrowings	—	—	—	—
Credit card income, net	4,536	—	—	4,536
Insurance commissions, net	—	6,365	—	6,365
Other non-interest income	11,953	124	—	12,077

Total non-interest income	63,475	6,489	—	69,964

Total income	314,470	(193)	—	314,277
Provision for credit losses	5,154	—	—	5,154
Depreciation and amortization expense	10,415	418	—	10,833
Salaries and employee benefits	94,010	17,704	—	111,714
Other non-interest expense	69,986	(8,692)	—	61,294

Total non-interest expense	174,411	9,430	—	183,841

Income (loss) before income taxes	134,905	(9,623)	—	125,282
Income tax expense (benefit)	46,649	(3,406)	—	43,243

Net income (loss)	$88,256	$(6,217)	$—	$82,039

End of period assets	$6,583,160	$871,274	$(980,898)	$6,473,536
End of period loans, net	4,426,668	—	—	4,426,668
End of period deposits	5,602,992	—	(88,657)	5,514,335
Expenditures for long-lived assets	3,465	61	—	3,526

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Commercial Banking	Other (2)	Consolidation Adjustments	Consolidated
Year Ended December 31, 2004
Net interest Income (1)	$229,782	$(4,284)	$—	$225,498
Noninterest income:
Investment management income	21,622	—	—	21,622
Service charges on deposits	17,886	—	—	17,886
Mortgage servicing	159	—	—	159
Gains on sales of loans, net	9,661	—	—	9,661
Gains on sales of securities	2,335	—	—	2,335
Loss on prepayment of borrowings	(1,194)	—	—	(1,194)
Credit card income, net	4,150	—	—	4,150
Insurance commissions, net	—	6,966	—	6,966
Other non-interest income	11,725	95	—	11,820

Total non-interest income	66,344	7,061	—	73,405

Total income	296,126	2,777	—	298,903
Provision for loan losses	4,377	—	—	4,377
Depreciation and amortization expense	10,748	306	—	11,054
Salaries and employee benefits	93,145	17,273	—	110,418
Other non-interest expense	70,230	(8,512)	—	61,718

Total non-interest expense	174,123	9,067	—	183,190

Income (loss) before income taxes	117,626	(6,290)	—	111,336
Income tax expense (benefit)	41,180	(2,524)	—	38,656

Net income (loss)	$76,446	($3,766)	$—	$72,680

End of period assets	$6,166,544	$801,615	($889,854)	$6,078,305
End of period loans, net	4,018,162	—	—	4,018,162
End of period deposits	5,101,453	—	(62,723)	5,038,730
Expenditures for long-lived assets	9,945	173	—	10,118

(1)	The Commercial Banking segment derives a majority of its revenue from net interest income. In addition, management primarily relies on net interest income, not the gross revenue and expense amounts, in managing that segment. Therefore, only the net amount has been disclosed.
(2)	Revenue derived from these non-reportable segments includes insurance commissions from various insurance related products and services, as well as other operations associated with the parent holding company.

Note 18 RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (Statement 157). Statement 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement 157 does not require any new fair value measurements, but clarifies and standardizes some divergent practices that have emerged since prior guidance was issued. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact.

In June, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies

CHITTENDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes recognition threshold of more-likely–than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order to be recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 31, 2006. Accordingly, the Company will adopt FIN 48 on January 1, 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment of the Company’s opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position). The Company has assessed the impact of this Interpretation and estimates that the adoption of this standard will not result in a material effect. The Company will implement FIN 48 in the first quarter of 2007.

In March 2006, the FASB also issued Statement of Financial Accounting Standards No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets”. This statement amends Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires companies to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. The statement permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing assets. This statement is effective as of the beginning of a company’s first fiscal year after September 15, 2006. The Company has analyzed SFAS 156 and determined that upon adoption it will have no material impact on the reported results of operations or financial conditions. The Company will implement SFAS 156 in the first quarter of 2007.

Note 19 SUBSEQUENT EVENTS

On January 19, 2007, the Company announced that it had signed a definitive merger agreement whereby Chittenden will acquire Merrill Merchants Bancshares, Inc. and its subsidiary, Merrill Merchants Bank, for approximately $111.4 million in cash and stock. The transaction, which is subject to regulatory approval, the approval of Merrill’s Shareholders, and other customary closing conditions, is expected to close in the second quarter of 2007. The acquisition will be accounted for as a purchase. Merrill and its subsidiary, Merrill Merchants Bank, are headquartered in Bangor, Maine. Merrill had total assets of $449 million, $339 million in loans, deposits of $360 million, and $39 million of stockholders’ equity at December 31, 2006 and presently operates 11 banking offices in central and eastern Maine.

On February 14, 2007, the Company issued $125 million of Subordinated Notes due 2017. The notes will bear interest at 5.80% per year from the date of issuance to but excluding February 14, 2012. The notes will mature on February 14, 2017. Beginning February 14, 2012, we may, at our option and subject to prior regulatory approval, redeem some or all of the notes. The Company will use the net proceeds from the sale of the notes for general corporate purposes. Initially the net proceeds may be used to make short-term investments and repay short-term borrowings.

Report of Independent Registered Public Accounting Firm

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF CHITTENDEN CORPORATION:

We have completed integrated audits of Chittenden Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Chittenden Corporation (the “Company”) and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

February 26, 2007

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

Management maintains a system of internal controls to provide reasonable assurance that the Company’s assets are safeguarded against loss and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. These internal controls include the establishment and communication of policies and procedures, the selection and training of qualified personnel and an internal auditing program that evaluates the adequacy and effectiveness of such internal controls, policies and procedures. Management recognizes that even a highly effective internal control system has inherent risks, including the possibility of human error and the circumvention or overriding of controls, and that the effectiveness of an internal control system can change with circumstances. However, management believes that the internal control system provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected on a timely basis and corrected through the normal course of business. As of December 31, 2006, management believes the internal controls were in place and operating effectively.

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

The independent accountants were engaged to perform an independent audit of the consolidated financial statements. They have conducted their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) as stated in their report which appears on page 86 and 87.

Paul A. Perrault	Kirk W. Walters
President, Chief Executive Officer and Chair of Board of Directors	Executive Vice President and Chief Financial Officer

QUARTERLY FINANCIAL DATA (Unaudited)

A summary of quarterly financial data for 2006 and 2005 is presented below:

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
	(in thousands, except per share amounts)
2006
Total interest income	$87,959	$92,667	$96,282	$97,804
Total interest expense	26,963	30,615	33,557	34,575

Net interest income	60,996	62,052	62,725	63,229
Provision for loan losses	1,533	1,750	1,670	1,967
Noninterest income	17,587	18,528	16,137	17,937
Noninterest expense	46,400	47,636	46,018	46,313

Income before income taxes	30,650	31,194	31,174	32,886
Income tax expense	10,452	10,185	9,449	10,350

Net income	$20,198	$21,009	$21,725	$22,536

Basic earnings per share	$0.43	$0.45	$0.47	$0.50
Diluted earnings per share	0.43	0.45	0.47	0.48
Dividends paid per share	0.18	0.20	0.20	0.20

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
	(in thousands, except per share amounts)
2005
Total interest income	$73,212	$77,615	$82,621	$86,794
Total interest expense	14,227	17,535	20,406	23,761

Net interest income	58,985	60,080	62,215	63,033
Provision for loan losses	1,075	1,400	1,325	1,354
Noninterest income	17,559	17,176	17,778	17,451
Noninterest expense	46,212	46,230	45,412	45,989

Income before income taxes	29,257	29,626	33,256	33,141
Income tax expense	10,175	10,166	11,572	11,328

Net income	$19,082	$19,460	$21,684	$21,813

Basic earnings per share	$0.41	$0.42	$0.47	$0.46
Diluted earnings per share	0.41	0.41	0.46	0.46
Dividends paid per share	0.18	0.18	0.18	0.18

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2006, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Chittenden’s management including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2006, the Company’s internal control over financial reporting was effective based on those criteria.

Chittenden’s independent auditors, PricewaterhouseCoopers, LLP, an independent registered public accounting firm, have issued an attestation report on our management’s assessment of the Company’s internal control over financial reporting, as referenced below.

ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM

See Report of Independent Registered Public Accounting Firm on pages 86 and 87.

ITEM 9B OTHER INFORMATION

none

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE

Information with respect to directors and executive officers of the Company required by Item 10 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 18, 2007 and is incorporated herein by reference.

The Company’s Policy on Ethics and Professional Standards was approved by the Chittenden Board of Directors on September 17, 2003 and is available on the Company’s website at www.chittendencorp.com. A copy of the Code of Ethics will be provided to any person without charge upon request to the Secretary of the Company.

ITEM 11 EXECUTIVE COMPENSATION

Information with respect to executive compensation required by Item 11 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 18, 2007 and is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information. The following table sets forth the aggregate information regarding securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2006:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,536,986	$24.28	1,524,626
Equity compensation plans not approved by security holders	59,485	N/A	N/A
Total	3,596,471	$24.28	1,524,626

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions required by Item 13 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 18, 2007 and is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to principal accounting fees and services required by Item 14 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 18, 2007 and is incorporated herein by reference.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

(1) FINANCIAL STATEMENTS

The financial statements of the Company and its subsidiaries are included in Part II, Item 8 hereof and are incorporated herein by reference.

(2) FINANCIAL STATEMENT SCHEDULES

There are no financial statement schedules required to be included in this report.

(3) EXHIBITS

(a)	The following are included as exhibits to this report:

3(i).1	Amended and Restated Articles of Incorporation of the Company, incorporated herein by reference to the Company’s Proxy Statement for the 1999 Annual Meeting of Stockholders.

3(i).2	Articles of Amendment of Amended and Restated Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

3(ii).1	Bylaws of the Company, as amended and restated as of October 18, 2006, incorporated herein by reference to Exhibit 3(ii) of the Company’s Current Report on Form 8-K filed on October 24, 2006.

4.	Statement of the Company regarding its Dividend Reinvestment Plan, incorporated herein by reference to Exhibit 4.31 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.

10.1	Deferred Compensation Plan (formerly known as the Directors’ Deferred Compensation Plan), dated April 1972, as amended and restated, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 24, 2006.

*10.2	Amended and Restated Pension Plan amended and restated effective December 31, 2001.

*10.3	Amendments Number One, Two, Three, Four, Five, Six, Seven, Eight, and Nine to Amended and Restated Pension Plan.

10.4	Incentive Savings and Profit Sharing Plan, incorporated herein by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

10.5	Amendment Number One to the Company’s Incentive Savings and Profit Sharing Plan, incorporated herein by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

*10.6	Letter from the Company to Paul A. Perrault, dated July 26, 1990, regarding terms of employment.

10.7	2005 Executive Management Incentive Compensation Plan, as amended and restated as of November 15, 2006, incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 21, 2006.

10.8	Stock Incentive Plan, amended and restated as of February 16, 2005, incorporated herein by reference to Exhibit C of the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders filed on March 9, 2005.

10.9	Compensation Plan of Paul A. Perrault, incorporated herein by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

10.10	Supplemental Executive Retirement Plan of Paul A. Perrault, as amended and restated, incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on November 21, 2006.

10.11	Supplemental Executive Cash Balance Restoration Plan, incorporated herein by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.12	Supplemental Executive Savings Plan, incorporated herein by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.13	Amended and Restated Directors’ Omnibus Long-Term Incentive Plan, incorporated herein by reference to Exhibit A of the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders filed on March 11, 2002.

10.14	Stock Incentive Plan Option Agreement, incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.15	Amended and Restated Directors’ Omnibus Long-Term Incentive Plan—Non-Employee Director Stock Option Agreement, incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.16	Performance Share Program, as amended and restated as of November 15, 2006, incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 21, 2006.

10.17	Form of Performance Share Award Agreement, incorporated herein by reference to Exhibit 99.1 of the Company’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

*10.18	Senior Executive Severance Agreement dated November 15, 2006, between the Company and Paul A. Perrault.

*10.19	Form of Senior Executive Severance Agreement, dated November 15, 2006, between the Company and each of Kirk W. Walters, John P. Barnes, John W. Kelly, and Danny H. O’Brien.

*10.20	Letter from the Company to John W. Kelly, dated April 1, 1999, regarding terms of employment.

*10.21	Summary of Compensation Arrangements for Directors.

14	The Company’s Policy on Ethics and Professional Standards was approved by the Company’s Board of Directors on September 17, 2003 and is available on www.chittendencorp.com. A copy of the code of ethics will be provided to any person without charge upon request to the Secretary of the Company.

*21	List of subsidiaries of the Registrant.

*23	Consent of PricewaterhouseCoopers LLP.

*31.1	Certification of Chairman, President and Chief Executive Officer Paul A. Perrault required by Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Executive Vice President and Chief Financial Officer Kirk W. Walters required by Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chairman, President and Chief Executive Officer Paul A. Perrault required by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Executive Vice President and Chief Financial Officer Kirk W. Walters required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed / furnished herewith

EXHIBIT 21   LIST OF SUBSIDIARIES OF CHITTENDEN CORPORATION

Chittenden Trust Company, Vermont, d/b/a Chittenden Bank, and Chittenden Mortgage Services, Chittenden Trust Company’s subsidiaries Chittenden Securities, LLC, Chittenden Insurance, LLC, and Chittenden Commercial Finance

The Bank of Western Massachusetts, Massachusetts

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

Date: February 21, 2007	CHITTENDEN CORPORATION

	By:	/s/ PAUL A. PERRAULT
Paul A. Perrault
President, Chief Executive Officer and Chairman of the Board of Directors

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ PAUL A. PERRAULT	President, Chief Executive Officer and Chairman of the Board of Directors	2/21/07

/s/ KIRK W. WALTERS	Executive Vice President, Chief	2/21/07
Financial Officer and Treasurer (principal financial and accounting officer)

/s/ SALLY W. CRAWFORD	Director	2/21/07

PHILIP M. DRUMHELLER	Director	2/21/07

/s/ JOHN K. DWIGHT	Director	2/21/07

/s/ LYN HUTTON	Director	2/21/07

/s/ JAMES C. PIZZAGALLI	Director	2/21/07

/s/ ERNEST A. POMERLEAU	Director	2/21/07

/s/ MARK W. RICHARDS	Director	2/21/07

CHARLES W. SMITH, JR.	Director	2/21/07

/s/ PALL D. SPERA	Director	2/21/07

/s/ OWEN W. WELLS	Director	2/21/07

CHITTENDEN CORPORATION

SKU-#002CS-13457