Form 10-Q
period 2007-03-31
CHITTENDEN CORP /VT/
filed 2007-04-20
CIK 200138

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007

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

At April 18, 2007, there were 44,605,206 shares of Chittenden Corporation's $1.00 par value common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Chittenden Corporation

Consolidated Balance Sheets

(Unaudited)

	March 31, 2007	December 31, 2006
	(in thousands)
Assets:
Cash and cash equivalents	$232,259	$199,358
Securities available for sale	1,205,593	1,137,352
FRB and FHLB stock	15,027	13,403
Loans held for sale	21,991	17,354
Loans:
Commercial & Industrial (C&I)	865,347	853,839
Municipal	159,459	141,522
Multi-family	247,029	216,049
Commercial real estate	1,977,258	1,942,685
Construction	217,068	232,000
Residential real estate	749,018	751,450
Home equity credit lines	319,235	322,124
Consumer	231,221	237,541

Total Loans	4,765,635	4,697,210
Less: Allowance for loan losses	(62,768)	(62,160)

Net loans	4,702,867	4,635,050

Accrued interest receivable	32,802	33,123
Other assets	86,512	83,938
Premises and equipment, net	68,541	67,036
Mortgage servicing rights	14,209	14,155
Identified intangibles	14,332	14,996
Goodwill	216,038	216,038

Total assets	$6,610,171	$6,431,803

Liabilities:
Deposits:
Demand	$909,309	$966,758
Savings	462,935	468,294
NOW	864,364	861,435
CMAs/ Money market	1,663,107	1,655,349
Certificates of deposit less than $100,000	880,993	848,814
Certificates of deposit $100,000 and over	749,061	678,243

Total deposits	5,529,769	5,478,893

Securities sold under agreements to repurchase	87,017	73,611
Other borrowings	261,656	136,409
Accrued expenses and other liabilities	67,569	71,804

Total liabilities	5,946,011	5,760,717

Stockholders’ Equity:
Preferred stock—$100 par value; authorized – 1,000,000 shares; issued and outstanding—none	—	—
Common stock—$1 par value; authorized – 120,000,000 shares; issued and outstanding – 50,260,740 in 2007 and 50,234,661 in 2006	50,261	50,235
Surplus	276,843	276,034
Retained earnings	479,271	468,331
Treasury stock, at cost – 5,538,517 shares in 2007 and 4,874,536 shares in 2006	(126,987)	(105,666)
Accumulated other comprehensive income	(21,263)	(24,008)
Directors’ deferred compensation to be settled in stock	6,035	6,160

Total stockholders’ equity	664,160	671,086

Total liabilities and stockholders’ equity	$6,610,171	$6,431,803

The accompanying notes are an integral part of these consolidated financial statements.

Chittenden Corporation

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
	(in thousands, except per share amounts)
Interest income:
Loans	$82,809	$73,265
Investments	12,515	14,694

Total interest income	95,324	87,959

Interest expense:
Deposits	31,351	23,065
Borrowings	5,192	3,898

Total interest expense	36,543	26,963

Net interest income	58,781	60,996
Provision for credit losses	1,500	1,533

Net interest income after provision for credit losses	57,281	59,463

Noninterest income:
Investment management and trust	5,667	5,153
Service charges on deposits	4,144	3,929
Mortgage servicing	792	663
Gains on sales of loans, net	1,172	1,370
Credit card, net	1,125	1,192
Insurance commissions, net	2,156	2,046
Other	3,027	3,234

Total noninterest income	18,083	17,587

Noninterest expense:
Salaries	23,432	22,917
Employee benefits	5,867	5,752
Net occupancy	6,127	6,150
Data processing	1,043	971
Amortization of intangibles	665	665
Other	10,153	9,945

Total noninterest expense	47,287	46,400

Income before income taxes	28,077	30,650
Income tax expense	8,052	10,452

Net income	$20,025	$20,198

Basic earnings per share	$0.44	$0.43

Diluted earnings per share	0.44	0.43

Dividends per share	0.20	0.18

The accompanying notes are an integral part of these consolidated financial statements.

Chittenden Corporation

Consolidated Statements of CashFlows

(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income	$20,025	$20,198
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,500	1,533
Depreciation	1,830	1,930
Amortization of intangible assets	665	665
Amortization of premiums, fees, and discounts, net	1,121	1,011
Share-based payment compensation	761	1,028
Recovery of MSR impairment	(191)	(116)
Prepaid (deferred) income taxes	(2,738)	(2,098)
Loans originated for sale	(74,341)	(66,751)
Proceeds from sales of loans	70,291	67,599
Gains on sales of loans, net	(1,172)	(1,370)
Changes in assets and liabilities:
Accrued interest receivable	321	(151)
Other assets	(627)	8,584
Accrued expenses and other liabilities	(2,897)	(4,544)

Net cash provided by operating activities	14,548	27,518

Cash flows from investing activities:
Purchase of FHLB stock	(1,624)	—
Proceeds from sales of securities available for sale	5,433	—
Proceeds from principal payments on securities available for sale	96,430	52,009
Purchases of securities available for sale	(166,217)	(24,723)
Loans originated, net of principal repayments	(71,206)	(63,251)
Purchases of premises and equipment	(3,335)	(767)

Net cash used in investing activities	(140,519)	(36,732)

Cash flows from financing activities:
Net increase (decrease) in deposits	50,876	(130,998)
Net increase (decrease) in repurchase agreements	13,406	(3,077)
Net increase in other borrowings	247	117,474
Issuance of subordinated debt	125,000	—
Common stock transactions – net	2,257	1,144
Dividends on common stock	(9,085)	(8,440)
Repurchase of common stock	(23,829)	(4,709)

Net cash provided by (used in) financing activities	158,872	(28,606)

Net increase (decrease) in cash and cash equivalents	32,901	(37,820)
Cash and cash equivalents at beginning of period	199,358	180,707

Cash and cash equivalents at end of period	$232,259	$142,887

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$37,361	$26,844
Income taxes	7,770	6,600
Non-cash investing and financing activities:
Loans transferred to other real estate owned	—	163
Assets acquired through foreclosure and repossession	—	—
Issuance of treasury and restricted stock	993	816

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

The significant accounting policies of Chittenden Corporation (the “Company”) are described in Note 1 of the Notes to Consolidated Financial Statements included in its 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows the same accounting policies and considers each interim period as an integral part of an annual period. Certain amounts presented for the period have been reclassified to conform with the presentation used in the current period.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely–than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order to be recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 31, 2006 (See Note 5 for additional information).

NOTE 2 – ACQUIRED INTANGIBLE ASSETS

	As of March 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Amortized intangible assets
Core deposit intangibles	$28,541	$17,371	$11,170
Customer list intangibles	3,498	1,457	2,041
Acquired trust relationships	4,000	2,879	1,121

Total	$36,039	$21,707	$14,332

Aggregate Amortization Expense:
For the three months ended March 31, 2007 $665
Estimated Amortization Expense:
For year ended 12/31/08 2,659
For year ended 12/31/09 2,659
For year ended 12/31/10 2,542
For year ended 12/31/11 2,379
For year ended 12/31/12 1,253

There were no changes in the carrying amount of goodwill for the three months ended March 31, 2007.

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

NOTE 4 – SUBORDINATED DEBT SECURITIES

On February 14, 2007, the Company issued $125 million subordinated notes due February 2017. The subordinated debt has a coupon of 5.80% for the first five years and converts to a variable rate in year six that is tied to the three month LIBOR plus 68.5 basis points. The Company expects to utilize the proceeds from the issuance of the subordinated debt, which was net of the $1.4 million of issuance costs, to redeem the Company’s trust preferred securities which are callable on July 1, 2007. The issuance costs will be amortized over the next seven years. Beginning February 14, 2012, the Company, may chose to redeem some or all of the notes. The subordinated debt securities ratings are Moody’s A3, DBRS BBBH, Fitch BBB+, and S&P BBB. The subordinated notes are included in the Company’s total capital ratio, including Tier two, for regulatory standards. If the Company were to redeem the trust preferred securities, the total capital ratio would remain unchanged whereas Tier 1 and the leverage capital ratios would decline.

NOTE 5 – INCOME TAXES

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely–than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, the Company has adopted the provisions of FIN 48 and there was no material effect on the financial statements. As a result, there was no cumulative effect related to adopting FIN 48. However, certain amounts have been reclassified in the statement of financial position in order to comply with the requirements of the statement.

As of January 1, 2007, the Company has provided a liability for $2,948,000 of unrecognized tax benefits related to various federal and state income tax matters. Of this amount, the amount that would impact the Company’s effective tax rate, if recognized, is $901,000. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by deferred tax assets, and the federal tax benefit of state income tax items. The reserve has increased by $55,000 in the quarter ended March 31, 2007. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2003 through 2006. The Company and its subsidiaries state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2002 through 2006.

As of January 1, 2007, the Company has accrued $356,000 of interest related to uncertain tax positions. As of March 31, 2007, the total amount of accrued interest was $423,000. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income is the total of net income and all other non-owner changes in equity. The following table summarizes reclassification detail for other comprehensive income for each of the three month periods ended March 31, 2007 and 2006 (amounts in thousands):

	For the Three Months Ended March 31,
	2007	2006
	(In Thousands)
Net Income	$20,025	$20,198
Unrealized gains (losses) on securities available for sale, net of tax	2,755	(6,252)
Reclassification adjustments for gains arising during the period, net of tax	(10)	—
Foreign currency translation adjustments	—	4

Total accumulated other comprehensive income	$22,770	$13,950

NOTE 7 – EARNINGS PER SHARE

The following table summarizes the calculation of basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2007	2006
	(in thousands except per share information)
Net income	$20,025	$20,198

Weighted average common shares outstanding	45,105	46,804
Dilutive effect of common stock equivalents	645	597

Weighted average common and common equivalent shares outstanding	45,750	47,401

Basic earnings per share	$0.44	$0.43
Diluted earnings per share	0.44	0.43

The following table summarizes anti-dilutive stock options which were not included in the computation of common stock equivalents:

	Three Months Ended March 31,
	2007	2006
Anti-dilutive options	491,936	905,142
Weighted average exercise price	$31.48	$29.51

NOTE 8 – STOCK PLANS

Stock options are the primary type of share-based payment utilized by the Company. Stock options are awards which allow an employee to purchase shares of the Company’s stock at a fixed price. In accordance with the Company’s Stock Incentive Plan, stock options are granted at an exercise price equal to the Company’s stock price at the date of grant. In 2007, the Company’s Board of Directors changed the option life from ten years to seven years.

The following tables summarize stock option activity during the first three months of 2007:

	Options	Weighted-Average Exercise Price Per Share
Outstanding at December 31, 2006	3,536,986	$24.28
Options granted	448,200	31.20
Options exercised	(94,301)	22.79
Options forfeited	—	—
Options expired	—	—

Outstanding at March 31, 2007	3,890,885	$25.12
Exercisable at March 31, 2007	3,554,737	$24.54

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$14.62 - $20.70	724,257	4.18	$19.49	724,257	$19.49
$20.86 - $22.89	695,983	4.70	$22.08	695,983	$22.08
$22.93 - $24.50	659,861	7.06	$23.95	659,861	$23.95
$24.60 - $29.11	982,942	7.26	$27.51	982,942	$27.51
$29.20 - $31.20	784,106	7.04	$30.46	447,958	$29.90
$32.74 - $36.02	43,736	1.60	$34.38	43,736	$34.38

$14.62 - $36.02	3,890,885	6.09	$25.12	3,554,737	$24.54

The Company estimates the fair value of stock option grants using the Black-Scholes valuation model. The Black-Scholes valuation model uses the following assumptions: expected volatility, expected term of option, risk-free interest rate and dividend yield. Expected volatility estimates are developed by the Company based on historical volatility of the Company’s stock. The Company uses historical data to estimate the expected term of the options. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield in effect at the grant date. The dividend yield represents the expected dividends on the Company stock. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are consistent with SFAS 123R. Estimates of fair value are not intended to predict the actual future value ultimately realized by employees who receive share-based awards, and subsequent events are not indicative of the reasonableness of original estimates of fair value made by the Company under SFAS 123R.

The following table presents the key input assumptions for the Black-Scholes valuation model:

	Three Months Ended March 31,
	2007	2006
Expected term (years)	4.50	4.79
Volatility	22.48	24.67
Risk-free interest rate	4.47%	4.71%
Dividend yield	2.56%	2.47%
Fair value per share	$6.12	$6.55

The total intrinsic value (market value on date of exercise less grant price) of options exercised during the three months ended March 31, 2007 and 2006, was $801,000 and $608,000, respectively. The total cash received from employees as a result of employee stock option exercises for the quarters ended March 31, 2007 and 2006 was approximately $2.1 million and $1.1 million, respectively. The tax benefit realized as a result of the stock option exercises was $230,000 in the first quarter of 2007 compared with $207,000 for the same period in 2006.

As of March 31, 2007, there was $2.1 million of unearned compensation cost related to non-vested stock options granted in 2007 under the plan. The Company expects to recognize the expense over the next three quarters. The total compensation cost related to options during the quarters ended March 31, 2007 and March 31, 2006 was $686,000 and $815,000, respectively. These amounts are included in salary expense in the accompanying consolidated Statements of Income.

NOTE 9 – PENSION PLAN

The Company sponsors a qualified defined benefit pension plan (“Pension Account Plan”). On December 31, 2005, benefits accrued under the Pension Account Plan were frozen based on participants’ current service and pay levels. Effective January 1, 2006, the Company’s annual contribution to its Incentive Savings and Profit Sharing Plan was enhanced for all eligible employees.

The components of net periodic pension expense, which is included in employee benefits expense in the consolidated statements of income, are presented below.

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Service cost	$—	$249
Interest cost	969	961
Expected return on plan assets	(1,336)	(1,300)

Net amortization:
Prior service cost	—	—
Net actuarial loss	32	32
Transition cost	—	—

Total amortization	32	32

Net periodic pension expense (income)	$(335)	$(58)

As previously disclosed in the Company’s financial statements for the year ended December 31, 2006, due to prior contributions made in excess of the minimum required amounts, the Company does not anticipate a required contribution during 2007. The Company made voluntary contributions totaling $1.5 million to the Pension Account Plan during 2006.

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

Immaterial operating segments of the Company’s operations, which do not have similar characteristics to the Commercial Banking operations and do not meet the quantitative thresholds requiring disclosure, are included in the “Other” category in the disclosure of business segments below. Revenue derived from these segments includes commissions from insurance related products and services, as well as other operations associated with the parent holding company. The consolidation adjustments reflect certain eliminations of inter-segment revenue, cash and parent company investments in subsidiaries.

For the Three Months Ended March 31, 2007	Commercial Banking	Other	Consolidation Adjustments	Consolidated
	(in thousands)
Net interest income (1)	$61,450	$(2,669)	$—	$58,781
Noninterest income	15,851	2,232	—	18,083
Provision for credit losses	1,500	—	—	1,500
Noninterest expense	46,096	1,191	—	47,287

Net income (loss) before income tax	29,705	(1,628)	—	28,077
Income tax expense/(benefit)	8,922	(870)	—	8,052

Net income (loss)	$20,783	$(758)	$—	$20,025

End of Period Assets	$6,638,269	$996,262	$(1,024,360)	$6,610,171

For the Three Months Ended March 31, 2006	Commercial Banking	Other	Consolidation Adjustments	Consolidated
	(in thousands)
Net interest income (1)	$63,036	$(2,040)	$—	$60,996
Noninterest income	15,503	2,084	—	17,587
Provision for loan losses	1,533	—	—	1,533
Noninterest expense	45,212	1,188	—	46,400

Net income (loss) before income tax	31,794	(1,144)	—	30,650
Income tax expense/(benefit)	10,839	(387)	—	10,452

Net income (loss)	$20,955	$(757)	$—	$20,198

End of Period Assets	$6,575,262	$876,643	$(997,757)	$6,454,148

(1)	The Commercial Banking segment derives a majority of its revenue from interest. In addition, management primarily relies on net interest income, not the gross revenue and expense amounts, in managing the segment. Therefore, only the net amount has been disclosed.

NOTE 11 – STOCKHOLDERS’ EQUITY

On April 18, 2007 the Company’s Board of Directors declared a 10% increase to the quarterly dividend of two cents per share, which will be paid on May 11, 2007 to shareholders of record on April 27, 2007. In the first quarter of 2007, the Company repurchased 778,000 shares of common stock at an average price per share of $30.63 under the Company’s share repurchase plans which were adopted on July 19, 2006 and January 17, 2007. The repurchase of the common stock may be done in negotiated transactions or open market purchases for two years from the date the repurchase plan was adopted.

On April 18, 2007, the Company announced that the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock in negotiated transactions or open market purchases. Chittenden, depending on market conditions, may repurchase its common stock without further Board authorization over the next two years.

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

Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance by a customer to a third party. These guarantees are issued primarily to support public and private borrowing arrangements, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers. Other commitments refer to the Company’s equity investments in limited partnerships for low income housing projects related to the Community Reinvestment Act of 1997.

Financial instruments whose contractual amounts represent off-balance sheet risk at March 31, 2007 (in thousands):

Loan Commitments
Commitments to originate loans	$159,523
Unused home equity lines of credit	410,808
Unused portions of business credit card lines	46,523
Unadvanced portions of C&I loans	479,263
Unadvanced portions of commercial real estate and construction loans	209,585

Standby Letters of Credit
Notional amount collateralized by cash	$67,694
Notional amount of other standby letters of credit	45,935
Liability associated with letters of credit recorded on balance sheet	1,046

Other Commitments
Equity investment commitments	$11,951

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS

In February of 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. The Company is in the process of analyzing the impact of SFAS 159.

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

There may be events in the future that the Company is not able to predict accurately or control and that may cause actual results to differ materially from the expectations described in forward-looking statements. Readers are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed in this report. These differences may be the result of various factors, including changes in general, national or regional economic conditions, changes in loan default and charge-off rates, reductions in deposit levels necessitating increased borrowings to fund loans and investments, changes in interest rates, changes in levels of noninterest income and expense related activities, changes in the methods or rates used by governments to assess taxes against the Company including income that is exempted from taxation or expenses that are not deductible for tax purposes, failure to satisfy the closing conditions related to the acquisition of Merrill Merchants in a timely manner or at all, costs or difficulties related to the integration of the businesses following the merger, and other risk factors identified from time to time in the Company’s periodic filings with the Securities and Exchange Commission, including under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Application of Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company considers the following accounting policies and related estimates to be the most critical in their potential effect on its financial position or results of operations:

Allowance for Credit Losses (ACL). The allowance for credit losses consists of two components: (1) the allowance for loan losses and (2) the reserve for unfunded commitments. The allowance for loan losses is established through a charge against current earnings to the provision for credit losses. The allowance for loan losses is based on management’s estimate of the amount required to reflect the probable inherent losses in the loan portfolio, based on circumstances and conditions known at each reporting date in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). There are three components of the allowance for loan losses: 1) specific reserves for loans considered to be impaired or for other loans for which management considers a specific reserve to be necessary; 2) allocated reserves based upon management’s formula-based process for assessing the adequacy of the allowance for loan losses; and 3) a non-specific environmentally-driven allowance considered necessary by management based on its assessment of other qualitative factors. The allowance for loan losses is a significant estimate and is regularly reviewed by the Company for adequacy using a consistent, systematic methodology which assesses such factors as changes in the mix and volume of the loan portfolio; trends in portfolio credit quality, including delinquency and charge-off rates; and current economic conditions that may affect a borrower’s ability to repay. Adverse changes in management’s assessment of these factors could lead to additional provisions for loan losses.

The reserve for unfunded commitments is based on management’s estimate of the amount required to reflect the probable inherent losses on outstanding letters of credit, merchant processing activity and unused loan credit commitments. Adequacy of the reserve is determined using a consistent, systematic methodology, similar to the one that analyzes the allowance for loan losses. Management must also estimate the likelihood that these commitments would be funded and become loans. This is done by evaluating the historical utilization of each type of unfunded commitment and estimating the likelihood that the current utilization rates on lines available at the balance sheet date could change in the future. The Company’s methodology with respect to the assessment of the adequacy of the allowance for credit losses is more fully discussed in its Annual Report on Form 10-K for the year ended December 31, 2006.

Income Taxes. On January 1, 2007, the Company adopted Financial Accounting Interpretation Number 48(FIN 48) to account for uncertain tax positions. FIN 48 prescribes a recognition threshold of more-likely –than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.

The Company estimates income tax expense in each of the jurisdictions in which it operates for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of March 31, 2007, there were no valuation allowances set aside against any deferred tax assets.

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

Management Overview

The Company earned $20.0 million in net income for the first quarter of 2007, which was down slightly from same quarter in 2006. Fully diluted earnings per share increased one cent to $0.44 from the first quarter of 2006 primarily due to lower outstanding common shares resulting from the stock buyback program.

On February 14, 2007, the Company issued $125 million of subordinated debt securities. The Company expects to utilize the proceeds from the issuance of the subordinated debt to redeem the Company’s Trust Preferred Securities that are callable on July 1, 2007.

On January 19, 2007, the Company announced that it had signed a definitive merger agreement whereby the Company will acquire Merrill Merchants Bancshares, Inc. and its subsidiary, Merrill Merchants Bank, for approximately $111.4 million in cash and stock. Consummation of the agreement is subject to the approval of the shareholders of Merrill Merchants, as well as various regulatory agencies. The acquisition is expected to close in the second quarter of 2007. Following the completion of the transaction, Merrill Merchants Bank will operate as a separate unit of Chittenden Corporation, maintaining its name and senior management team. Under the terms of the merger agreement, shareholders of Merrill can elect to receive

$31.00 per share in cash, with total cash consideration of approximately $44.57 million, or 1.02 shares of Chittenden common stock for each share of Merrill Merchants stock they own, with total stock consideration of approximately 2.20 million shares of Chittenden common stock. Merrill and its subsidiary, Merrill Merchants Bank, are headquartered in Bangor, Maine.

Results of Operations

The Company posted first quarter 2007 net income of $0.44 per diluted share, compared to $0.43 per diluted share posted in the first quarter of 2006. Net income for the first quarter of 2007 was $20.0 million compared to $20.2 million recorded in the same quarter a year ago. Return on average equity (ROE) was 12.21% for the quarters ended March 31, 2007 and March 31, 2006. Return on average assets (ROA) was 1.26% for the first quarter of 2007, which was effectively flat with the first quarter of 2006. Net interest income on a tax equivalent basis for the three months ended March 31, 2007 was $59.9 million, down from $61.7 million for the same period a year ago. The decrease in net interest income was primarily attributable to the repurchase of 2.4 million shares of common stock over the last twelve months ($815,000) and the termination of the interest rate swaps on the TPS ($712,000). The net yield on earning assets was 4.06% for the first quarter of 2007, down 14 basis points from the first quarter of 2006. The decline in the net interest margin primarily related to the 2007 issuance of subordinated debt securities (6 basis points), the repurchase of common stock (4 basis points), and the termination of the TPS interest rate swaps (4 basis points).

The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the three months ended March 31, 2007 and 2006:

	2007			2006
	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate (1)
	(in thousands)
Assets
Interest-earning assets:
Loans:
Commercial & Industrial	$858,485	$16,869	7.97%	$819,350	$14,829	7.34%
Municipal	148,157	2,173	5.87	167,123	1,972	4.72
Multifamily	218,994	3,848	7.03	196,272	3,305	6.73
Commercial Real Estate	1,948,507	34,045	7.09	1,812,236	30,031	6.72
Construction	231,751	4,370	7.54	205,858	3,606	7.01
Residential	765,987	12,382	6.47	749,140	11,016	5.88
Home Equity	320,683	6,393	8.08	313,045	5,678	7.36
Consumer	233,687	3,562	6.18	254,068	3,554	5.67

Total loans	4,726,251	83,642	7.15	4,517,092	73,991	6.63
Investments:
Taxable	1,122,334	11,673	4.16	1,390,914	14,617	4.20
Tax-favored securities	69,053	981	5.76	499	8	6.73
Interest-bearing deposits in banks	980	11	4.61	250	2	2.79
Federal funds sold	9,086	118	5.27	6,611	69	4.22

Total interest-earning assets	5,927,704	96,425	6.56	5,915,366	88,687	6.05

Noninterest-earning assets	562,630			576,733
Allowance for loan losses	(62,846)			(61,689)

Total assets	$6,427,488			$6,430,410

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Savings	$464,232	$1,004	0.88	$491,024	$712	0.59
NOW	825,863	1,852	0.91	869,710	1,431	0.67
CMAs/money market	1,606,649	12,230	3.09	1,641,966	9,253	2.29
Certificates of deposit under $100,000	863,284	8,147	3.83	832,148	6,018	2.93
Certificates of deposit $100,000 and over	700,389	8,118	4.70	621,674	5,651	3.69

Total interest-bearing deposits	4,460,417	31,351	2.85	4,456,522	23,065	2.10
Securities sold under agreements to repurchase	88,255	804	3.70	64,576	365	2.29
Borrowings	239,784	4,388	7.42	256,497	3,533	5.59

Total interest-bearing liabilities	4,788,456	36,543	3.09	4,777,595	26,963	2.29

Noninterest-bearing liabilities:
Demand deposits	904,633			921,152
Other liabilities	69,406			60,605

Total liabilities	5,762,495			5,759,352
Stockholders’ equity	664,993			671,058

Total liabilities and stockholders’ equity	$6,427,488			$6,430,410

Net interest income		$59,882			$61,724

Interest rate spread (2)			3.47			3.76
Net yield on earning assets (3)			4.06			4.20

(1)	On a fully taxable equivalent basis calculated using a Federal income tax rate of 35%. Loan income includes fees.
(2)	Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(3)	Net yield on earning assets is net interest income divided by total interest-earning assets.

The following table attributes changes in the Company’s net interest income (on a fully taxable equivalent basis) to changes in either average balances or average rates for the three months ended March 31, 2007. Changes due to both interest rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each.

	QTD 2007 Compared with QTD 2006
	Increase (Decrease) in Net Interest Income Due to:		Total Increase (Decrease)
	Average Rate	Average Balance
	(in thousands)
Interest income:
Loans:
Commercial & Industrial	$1,271	$769	$2,040
Municipal	479	(278)	201
Multifamily	144	399	543
Commercial real estate	1,633	2,381	4,014
Construction	276	488	764
Residential real estate	1,094	272	1,366
Home equity	563	152	715
Consumer	319	(311)	8

Total loans	5,779	3,872	9,651

Investments:
Taxable	(151)	(2,793)	(2,944)
Tax-favored	(1)	974	973
Interest-bearing deposits	1	8	9
Federal funds sold	17	32	49

Total interest income	5,645	2,093	7,738

Interest expense:
Savings	(350)	58	(292)
NOWs	(520)	99	(421)
CMAs/ Money Market	(3,246)	269	(2,977)
Certificates of deposit under $100,000	(1,835)	(294)	(2,129)
Certificates of deposit $100,000 and over	(1,555)	(912)	(2,467)
Repurchase agreements	(224)	(215)	(439)
Other borrowings	(1,161)	306	(855)

Total interest expense	(8,891)	(689)	(9,580)

Change in net interest income	$(3,246)	$1,404	$(1,842)

Noninterest Income

Noninterest income increased $496,000 from the same period a year ago. The increase resulted primarily from higher investment management and trust fees and insurance commissions. The increase in investment management and trust fees were primarily driven by higher brokerage and mutual fund sales at Chittenden Securites, LLC and retirement plan services income. The increase in insurance commissions from the first quarter of 2006 was primarily due to higher performance based income.

Noninterest Expense

Noninterest expense was $47.3 million for the first quarter of 2007, an increase of 2% from the same period a year ago. The increase from the first quarter in 2006 was primarily a result of higher salaries and other expense. Salary expense increased due to normal cost of living adjustments, additional wealth management staffing and the opening of two new branches in 2006. In addition, the Company experienced an increase in other noninterest expense, primarily due to higher accounting and marketing expenses.

Income Taxes

The Company and its subsidiaries are taxed on their income at the Federal level and by various states in which they do business. The effective income tax rate was 28.7% for the first quarter compared with 34.1% for the respective period in 2006. The lower effective income tax rate was primarily attributable to higher low income housing credits and charitable contributions as well as a one time change in the tax accounting method for a customer list intangible related to a prior acquisition.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely–than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, the Company has adopted the provisions of FIN 48 and there was no material effect on the financial statements. As a result, there was no cumulative effect related to adopting FIN 48. However, certain amounts have been reclassified in the statement of financial position in order to comply with the requirements of the statement.

As of January 1, 2007, the Company has provided a liability for $2,948,000 of unrecognized tax benefits related to various federal and state income tax matters. Of this amount, the amount that would impact the Company’s effective tax rate, if recognized, is $901,000. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by deferred tax assets, and the federal tax benefit of state income tax items. The reserve has increased by $55,000 in the quarter ended March 31, 2007. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2003 through 2006. The Company and its subsidiaries state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2002 through 2006.

As of January 1, 2007, the Company has accrued $356,000 of interest related to uncertain tax positions. As of March 31, 2007, the total amount of accrued interest was $423,000. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

Financial Position

Total loans at March 31, 2007 increased $68 million from December 31, 2006 and $218 million from the same period a year ago. The increases were attributable to continued growth across the various commercial loan categories. The Company’s securities portfolio declined by 10% from the first quarter of 2006 to $1.2 billion at March 31, 2007. The decrease in the securities portfolio from March 31, 2006 was due to maturities and sales that were utilized to fund loan growth.

Total deposits at March 31, 2007 increased $51 million from December 31, 2006 and $146 million from March 31, 2006. The increase from a year ago was driven primarily by the Company’s commercial customers and resulted in higher activity in CMA/money market accounts and CDs. The increase on a linked quarter basis was primarily driven by the seasonal inflows from Chittenden’s captive insurance customers. Repurchase agreements and other borrowings at March 31, 2007 were $349 million, compared with $210 million at December 31, 2006 and $342 million at March 31, 2006. The increase from year end was primarily due to the issuance of $125 million of subordinated debt securities on February 14, 2007. The increase of seven million from March 31, 2006 was due to a decline in fed funds of $131 million and FHLB borrowings of $20 million, which was offset by the issuance of $125 million of subordinated debt securities, and an additional $34 million of customer repurchase agreements.

Credit Quality

The provision for credit losses was $1.5 million for the first quarter of 2007, consistent with the first quarter of 2006. As of March 31, 2007, nonperforming assets (NPAs) were $23.3 million, down $1.5 million from the same period in 2006. As a percentage of total loans, NPAs were 49 basis points, which was down from 55 basis points from the first quarter of 2006. Net charge-off activity totaled $892,000 for the first quarter of 2007, which was effectively flat with the first quarter of 2006.

A summary of the Company’s credit quality follows:

	3/31/07	12/31/06	3/31/06
		(in thousands)
Nonaccrual loans	$23,282	$20,094	$24,306
Other real estate owned (OREO)	30	264	538

Total NPAs	$23,312	$20,358	$24,844

Loans past due 90 days or more and still accruing interest	$3,930	$3,352	$3,323
NPAs as % of loans plus OREO	0.49%	0.43%	0.55%
ACL as % of loans	1.34%	1.35%	1.38%
ACL as % of loans (excluding municipal loans)	1.39%	1.39%	1.43%
ACL as % of nonaccrual loans	274.75%	315.32%	257.81%

Provisions for and activity in the allowance for credit losses are summarized as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Allowance for loan losses :	$62,160	$60,822
Provision for loan losses	1,500	1,533
Loans charged off	(1,617)	(1,753)
Loan recoveries	725	862

	$62,768	$61,464

Components of allowance for credit losses:
Allowance for loan losses	$62,768	$61,464
Reserve for unfunded commitments	1,200	1,200

	$63,968	$62,664

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

For a full discussion on the Company’s allowance for credit loss policies, see “Allowance for Credit Losses” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Capital

Stockholders' equity totaled $664 million at March 31, 2007, compared to $671 million at December 31, 2006. Net income of $20.0 million for the first three months of 2007 and an after tax increase of $2.7 million in the fair market value of the Company’s securities portfolio increased stockholders’ equity, which was offset by common stock dividend payments of $9.1 million and the Company’s repurchase of $23.8 million in common stock. In the first quarter of 2007, the Company repurchased 778,000 shares of common stock at an average price of $30.63 per share. These repurchases were completed under the two active Company’s share repurchase plans, which were adopted on July 19, 2006 and January 17, 2007. The Company may repurchase up to 1,000,000 shares of its common stock in negotiated transactions or open market purchases for two years from the date that the repurchase plan was adopted. Tier one capital, consisting of common equity and the Trust Preferred Securities, measured 10.93% of risk-weighted assets at March 31, 2007. Total capital, including the Tier two allowance for credit losses and the subordinated debt, was 14.52% of risk-weighted assets and the leverage capital ratio was 9.11%. These ratios placed the Company in the "well-capitalized" category according to regulatory standards.

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

On April 18, 2007, the Company announced that the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock in negotiated transactions or open market purchases. Chittenden, depending on market conditions, may repurchase its common stock without further Board authorization over the next two years. At March 31, 2007, there were 422,000 shares remaining to be purchased in connection with the January 17, 2007 authorized plan. The Company also announced a 10% increase in its quarterly dividend to $0.22 per share.

Liquidity

The Company's liquidity is monitored by the Asset and Liability Committee, based upon policies approved by the Board of Directors. The measure of an institution's liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. For the quarter ended March 31, 2007, the Company’s ratio of average loans to average deposits was approximately 88%. At March 31, 2007, the Company maintained cash balances and short-term investments of $232 million, compared with $199 million at December 31, 2006. The Company had securities available for sale of $1.2 billion at March 31, 2007 with expected cash flow of $228 million remaining in 2007 and $325 million in 2008 from maturities and expected principal payments on mortgage-backed securities. Repurchase agreements and other borrowings at March 31, 2007 were $349 million compared to $210 million on December 31, 2006. The increase resulted from the issuance of $125 million of subordinated debt securities in February 2007. The Company expects to utilize the proceeds from the issuance of the subordinated debt securities to redeem its Trust Preferred Securities that are callable on July 1, 2007.

The Company has available borrowing capacity under certain programs including the FHLB, U.S. Treasury, repurchase agreement lines, and advised Fed Funds lines totaling more than $1.2 billion. The Company also has an effective shelf registration statement under which an additional $100 million in debt securities, common stock, preferred stock, or warrants may be offered from time to time.

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
FHLB advances	$2,802	$78	$164	$1,817	$743
Trust preferred securities	125,000	—	—	—	125,000
Subordinated debt securities	125,000	—	—	—	125,000
Data processing contract	3,639	1,763	1,876	—	—
Equity investment commitments	11,951	7,976	3,975	—	—
Operating leases.	26,086	5,238	9,931	2,261	8,656

Total	$294,478	$15,055	$15,946	$4,078	$259,399

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

Financial instruments whose contractual amounts represent off-balance sheet risk at March 31, 2007 (in thousands):

Loan Commitments
Commitments to originate loans	$159,523
Unused home equity lines of credit	410,808
Unused portions of business credit card lines	46,523
Unadvanced portions of C&I loans	479,263
Unadvanced portions of commercial real estate and construction loans	209,585

Standby Letters of Credit
Notional amount collateralized by cash	$67,694
Notional amount of other standby letters of credit	45,935
Liability associated with letters of credit recorded on balance sheet	1,046

Other Commitments
Equity investment commitments to limited partnerships	$11,951

Item 3.	Qualitative and Quantitative Disclosures About Market Risk

To measure the sensitivity of its income to changes in interest rates, the Company uses a variety of methods, including simulation, valuation techniques and gap analyses. Interest-rate risk is the sensitivity of income to variations in interest rates over both short-term and long-term horizons. The primary goal of interest-rate management is to control this risk within limits approved by the Board of Directors. These limits and guidelines reflect the Company’s tolerance for interest-rate risk. The Company attempts to control interest-rate risk by identifying exposures, quantifying them and taking appropriate actions. For a full discussion of interest-rate risk see “Qualitative and Quantitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company has completed the analysis for March 31, 2007 and remains consistent with year-end.

Item 4.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2007, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table sets forth information with respect to any purchase made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during the indicated periods.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (1)(2)
January 1 – 31, 2007	110,700	$29.67	110,700	1,089,300
February 1- 28, 2007	400,000	31.04	400,000	689,300
March 1- 31, 2007	267,300	30.41	267,300	422,000

Total	778,000	$30.63	778,000	422,000

(1)	On July 19, 2006, the Board of Directors authorized the repurchase of 1,000,000 shares of the Company’s common stock. The repurchase of the common stock may be done in negotiated transactions or open market purchases for two years from the date the repurchase plan was adopted.
(2)	On April 18, 2007, the Board of Directors authorized the repurchase of 1,000,000 shares of the Company’s common stock. The repurchase of the common stock may be done in negotiated transactions or open market purchases for two years from the date the repurchase plan was adopted.

ITEM 6.	EXHIBITS

(a) EXHIBITS

3.i.1	Amended and Restated Articles of Incorporation of the Company (Incorporated herein by reference to the Proxy Statement for the 1999 Annual Meeting of the Stockholders).

3.i.2	Articles of Amendment of the Amended and Restated Articles of Incorporation of the Company (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

3.ii.1	Bylaws of the Company, as amended and restated as of October 18, 2006, (Incorporated herein by reference to Exhibit 3(ii) of the Company’s Current Report on Form 8-K filed on October 24, 2006).

4.1	Indenture dated February 14, 2007 (Incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on February 14, 2007).

4.2	Form of Global Note (Incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on February 14, 2007).

10.1	Form of Restricted Stock Agreement (Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 27, 2007).

10.2	Summary of Compensation Arrangements to Directors.

*31.1	Certification of Chairman, President and Chief Executive Officer, Paul A. Perrault pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Executive Vice President and Chief Financial Officer, Kirk W. Walters pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chairman, President, and Chief Executive Officer, Paul A. Perrault, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Executive Vice President and Chief Financial Officer, Kirk W. Walters, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHITTENDEN CORPORATION
Registrant

April 20, 2007	/S/ PAUL A. PERRAULT
Date	Paul A. Perrault,
Chairman, President and Chief Executive Officer

April 20, 2007	/S/ KIRK W. WALTERS
Date	Kirk W. Walters
Executive Vice President, Treasurer, and Chief Financial Officer