Form 10-Q
period 2007-06-30
CHITTENDEN CORP /VT/
filed 2007-07-26
CIK 200138

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007

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

At July 19, 2007, there were 46,523,713 shares of Chittenden Corporation’s $1.00 par value common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Chittenden Corporation

Consolidated Balance Sheets

(Unaudited)

	June 30, 2007	December 31, 2006
	(in thousands)
Assets:
Cash and cash equivalents	$361,240	$199,358
Securities available for sale	918,214	1,137,352
FRB and FHLB stock	9,136	13,403
Loans held for sale	23,495	17,354
Loans:
Commercial & Industrial (C&I)	944,752	853,839
Municipal	115,972	141,522
Multi-family	254,068	216,049
Commercial real estate	2,103,461	1,942,685
Construction	239,493	232,000
Residential real estate	849,557	751,450
Home equity credit lines	344,210	322,124
Consumer	258,168	237,541

Total Loans	5,109,681	4,697,210
Less: Allowance for loan losses	(67,400)	(62,160)

Net loans	5,042,281	4,635,050

Accrued interest receivable	32,377	33,123
Other assets	97,831	83,938
Premises and equipment, net	74,151	67,036
Mortgage servicing rights	16,128	14,155
Identified intangibles	20,986	14,996
Goodwill	282,448	216,038

Total assets	$6,878,287	$6,431,803

Liabilities:
Deposits:
Demand	$997,538	$966,758
Savings	501,248	468,294
NOW	913,155	861,435
CMAs/ Money market	1,547,971	1,655,349
Certificates of deposit less than $100,000	971,505	848,814
Certificates of deposit $100,000 and over	743,720	678,243

Total deposits	5,675,137	5,478,893

Securities sold under agreements to repurchase	114,798	73,611
Other borrowings	290,067	136,409
Accrued expenses and other liabilities	75,007	71,804

Total liabilities	6,155,009	5,760,717

Stockholders’ Equity:
Preferred stock - $100 par value; authorized – 1,000,000 shares; issued and outstanding - none	—	—
Common stock - $1 par value; authorized – 120,000,000 shares; issued and outstanding – 52,424,744 in 2007 and 50,234,661 in 2006	52,425	50,235
Surplus	342,392	276,034
Retained earnings	478,499	468,331
Treasury stock, at cost – 5,538,517 shares in 2007 and 4,874,536 shares in 2006	(139,535)	(105,666)
Accumulated other comprehensive income	(14,369)	(24,008)
Directors’ deferred compensation to be settled in stock	6,164	6,160
Unearned portion of employee restricted stock	(2,298)	—

Total stockholders’ equity	723,278	671,086

Total liabilities and stockholders’ equity	$6,878,287	$6,431,803

The accompanying notes are an integral part of these consolidated financial statements.

Chittenden Corporation

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Interest income:
Loans	$87,780	$78,547	$170,589	$151,812
Investments	13,637	14,120	26,152	28,814

Total interest income	101,417	92,667	196,741	180,626

Interest expense:
Deposits	33,536	25,715	64,887	48,780
Borrowings	5,927	4,900	11,119	8,798

Total interest expense	39,463	30,615	76,006	57,578

Net interest income	61,954	62,052	120,735	123,048
Provision for credit losses	1,500	1,750	3,000	3,283

Net interest income after provision for credit losses	60,454	60,302	117,735	119,765

Noninterest income:
Investment management and trust	6,183	5,322	11,850	10,475
Service charges on deposits	4,420	4,358	8,564	8,287
Mortgage servicing	910	657	1,702	1,320
Gains on sales of loans, net	1,535	1,903	2,707	3,273
Losses on sales of securities	(14,137)	—	(14,137)	—
Credit card, net	1,292	1,269	2,417	2,461
Insurance commissions, net	1,393	1,429	3,549	3,475
Other	3,176	3,590	6,203	6,824

Total noninterest income	4,772	18,528	22,855	36,115

Noninterest expense:
Salaries	23,811	23,789	47,243	46,706
Employee benefits	5,518	5,598	11,385	11,350
Net occupancy	6,207	5,780	12,334	11,930
Data processing	1,163	982	2,206	1,953
Amortization of intangibles	726	664	1,391	1,329
Merger costs	4,130	—	4,130	—
Other	10,996	10,823	21,149	20,768

Total noninterest expense	52,551	47,636	99,838	94,036

Income before income taxes	12,675	31,194	40,752	61,844
Income tax expense	3,636	10,185	11,688	20,637

Net income	$9,039	$21,009	$29,064	$41,207

Basic earnings per share	$0.20	$0.45	$0.64	$0.88
Diluted earnings per share	0.20	0.45	0.64	0.87
Dividends per share	0.22	0.20	0.42	0.38

The accompanying notes are an integral part of these consolidated financial statements.

Chittenden Corporation

Consolidated Statements of CashFlows

(Unaudited)

	For the Six Months Ended June 30,
	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income	$29,064	$41,207
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,000	3,283
Depreciation	3,713	3,856
Amortization of intangible assets	1,391	1,329
Amortization of premiums, fees, and discounts, net	3,164	3,458
Share-based payment compensation	1,529	2,044
Recovery of MSR impairment	(469)	(214)
Investment securities losses	14,137	—
Prepaid (deferred) income taxes	3,097	(2,288)
Loans originated for sale	(163,472)	(144,525)
Proceeds from sales of loans	158,640	146,463
Gains on sales of loans, net	(2,707)	(3,273)
Changes in assets and liabilities:
Accrued interest receivable	2,694	1,483
Other assets	(10,862)	(1,349)
Accrued expenses and other liabilities	(4,334)	4,270

Net cash provided by operating activities	38,585	55,744

Cash flows from investing activities:
Cash paid, net of cash acquired in acquisition of Merrill Merchants Bancshares, Inc.	(28,712)	—
Purchase of FHLB stock	6,580	784
Proceeds from sales of securities available for sale	578,689	—
Proceeds from principal payments on securities available for sale	300,388	121,473
Purchases of securities available for sale	(594,898)	(47,014)
Loans originated, net of principal repayments	(57,509)	(92,995)
Purchases of premises and equipment	(6,111)	(3,628)

Net cash provided by (used in) investing activities	198,427	(21,380)

Cash flows from financing activities:
Net decrease in deposits	(151,663)	(196,765)
Net increase in repurchase agreements	41,187	114,489
Net increase (decrease) in other borrowings	(34,109)	82,458
Issuance of subordinated debt	125,000	—
Common stock transactions – net	2,983	2,458
Dividends on common stock	(18,897)	(17,797)
Repurchase of common stock	(39,631)	(27,347)

Net cash used in financing activities	(75,130)	(42,504)

Net increase (decrease) in cash and cash equivalents	161,882	(8,140)
Cash and cash equivalents at beginning of period	199,358	180,707

Cash and cash equivalents at end of period	$361,240	$172,567

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$77,069	$57,800
Income taxes	25,022	28,619
Non-cash investing and financing activities:
Loans transferred to other real estate owned	227	193
Issuance of treasury and restricted stock	1,102	1,966
Assets acquired and liabilities assumed through acquisitions:
Fair value of assets acquired, including core deposit intangibles	464,558	—
Fair value of liabilities assumed	419,670	—
Equity issued in common stock	66,913	—
Cash paid	44,384	—
Goodwill acquired	66,410	—

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely–than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order to be recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 31, 2006 (See Note 7 for additional information).

NOTE 2 – ACQUISITIONS AND SALES

On May 31, 2007, Chittenden acquired Merrill Merchants Bancshares, Inc., headquartered in Bangor, Maine, and its subsidiary Merrill Merchants Bank for $111.3 million in cash and stock. Shareholders of the former Merrill Merchants Bancshares, Inc. who elected cash received all of their consideration in cash at the rate of $31.00 per share for each share of Merrill Merchants common stock. Shareholders who elected to receive Chittenden common stock received all of their consideration in the form of Chittenden common stock at the rate of 1.02 shares of Chittenden common stock for each share of Merrill Merchants common stock. The transaction has been accounted for as a purchase and, accordingly, the operations of Merrill Merchants are included in Chittenden’s consolidated financial statements from the date of acquisition.

The purchase price has been allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. The excess of purchase price over the fair value of net tangible and intangible assets acquired has been recorded as goodwill. The fair value of these assets and liabilities is summarized as follows (in thousands):

Cash and cash equivalents	$15,672
FRB & FHLB Stock	2,313
Securities available for sale	65,596
Net loans	357,080
Prepaid expenses and other assets	11,800
Premises and equipment	4,717
Identified Intangibles	7,380
Goodwill	66,410
Deposits	(347,907)
Borrowings	(62,767)
Accrued expenses and other liabilities	(8,996)

Total acquisition cost	$111,298

Following is supplemental information reflecting selected pro forma results as if this acquisition had been consummated as of the beginning of the earliest period presented, January 1, 2006 (in thousands, except EPS):

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Total revenue	$70,588	$85,984	$153,137	$169,558
Income before income taxes	18,178	28,995	48,374	61,189
Net income	$12,786	$19,300	$34,137	$40,347
Diluted earnings per share (EPS)	$0.28	$0.39	$0.75	$0.82

Total revenue includes net interest income and noninterest income.

NOTE 3 – ACQUIRED INTANGIBLE ASSETS

	As of June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets (in thousands)
Core deposit intangibles	$35,921	$17,934	$17,987
Customer list intangibles	3,498	1,551	1,947
Acquired trust relationships	4,000	2,948	1,052

Total	$43,419	$22,433	$20,986

Aggregate Amortization Expense:
For the three months ended June 30, 2007	$726
For the six months ended June 30, 2007	1,391
Estimated Amortization Expense:
For year ended 12/31/08	$3,397
For year ended 12/31/09	3,397
For year ended 12/31/10	3,280
For year ended 12/31/11	3,117
For year ended 12/31/12	1,921

NOTE 4 – GOODWILL

The changes in the carrying amount of goodwill for the six months ended June 30, 2007 are as follows:

	Commercial Banking Segment	Other Segment	Total
Balance as of December 31, 2006	$210,986	$5,052	$216,038
Goodwill acquired during year	66,410	—	66,410
Impairment losses	—	—	—

Balance as of June 30, 2007	$277,396	$5,052	$282,448

NOTE 5 – CREDIT QUALITY

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

Provisions for and activity in the allowance for credit losses are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Beginning allowance for loan losses:	$62,768	$61,464	$62,160	$60,822
Provision for loan losses	1,500	1,750	3,000	3,283
Allowance acquired from acquisition of Merrill Merchants	4,054	—	4,054	—
Loans charged off	(1,663)	(1,872)	(3,280)	(3,625)
Loan recoveries	741	728	1,466	1,590

Ending allowance for loan losses:	$67,400	$62,070	$67,400	$62,070

Components of allowance for credit losses:
Allowance for loan losses	$67,400	$62,070	$67,400	$62,070
Reserve for unfunded commitments	1,226	1,200	1,226	1,200

	$68,626	$63,270	$68,626	$63,270

NOTE 6 – INVESTMENT SECURITIES

In the second quarter of 2007 Chittenden announced that it was taking steps to reposition its balance sheet through a strategy which involved the sale of approximately $572 million or 52% of the investment securities held in the available-for-sale investment portfolio in accordance with Statement of Financial Accounting Standards No.115 Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). As a result of this strategy, Chittenden recorded a pretax loss on the sales of these securities of approximately $14.1 million. The available-for-sale investment securities, consisting primarily of lower yielding fixed rate agencies, mortgage backed securities and corporate notes, were replaced with shorter duration higher yielding securities. The Company executed the repositioning to reconfigure and shorten the cash flows of the investment portfolio to reflect the addition of Merrill Merchants, and to be consistent with its forecasts for future loan and deposit growth. As a result of the repositioning, the Company had securities available for sale of $918 million at June 30, 2007, down $219 million from December 31, 2006. The portfolio has expected cash flows of $87 million remaining in 2007 and $283 million in 2008 from maturities and expected principal payments on mortgage-backed securities.

NOTE 7 – CAPITAL TRUST SECURITIES

On May 21, 2002, Chittenden Capital Trust I (the “Trust”) issued $125 million of 8% trust preferred securities (“Trust Preferred Securities”) to the public and invested the proceeds from this offering in an equivalent amount of junior subordinated debentures issued by the Company (the “Junior Subordinated Notes”). These Junior Subordinated Notes are the sole asset of the Trust. The proceeds from the offering, which was net of $4.4 million of issuance costs, were primarily used to fund the cash consideration paid in the Granite Bank transaction. The Trust Preferred Securities pay interest quarterly, are mandatorily redeemable on July 1, 2032 and may be redeemed by the Trust at par any time on or after July 1, 2007. The Company has fully and unconditionally guaranteed the Trust Preferred Securities issued by the Trust.

Concurrent with the issuance of the Trust Preferred Securities, the Company entered into interest rate swap agreements with two counterparties, pursuant to which the Company received 8% fixed on the notional amount of $125 million, while paying the counterparties a variable rate based on the three month LIBOR (London Interbank Offered Rate), plus approximately 122 basis points. Transaction costs associated with the issuance were amortized on an effective yield basis over five years to the call date. In August 2006, the Company terminated the interest rate swap agreements with both counterparties. On July 1, 2007, the Company redeemed the remaining outstanding ($125 million aggregate principal amount) 8.00% Junior Subordinated Notes due 2032. The redemption of the Junior Subordinated Notes caused the trustee of the Trust to redeem the outstanding ($125 million liquidation amount) Trust Preferred Securities.

NOTE 8 – SUBORDINATED DEBT SECURITIES

On February 14, 2007, the Company issued $125 million in subordinated notes due February 2017. The subordinated debt has a coupon of 5.80% for the first five years and converts to a variable rate in year six that is tied to the three month LIBOR plus 68.5 basis points. The Company utilized the proceeds from the issuance of the subordinated debt, which was net of the $1.4 million of issuance costs, to redeem the Company’s Trust Preferred Securities, which were called on July 1, 2007. The issuance costs will be amortized over the next seven years. Beginning February 14, 2012, the Company may choose to redeem some or all of the notes. The subordinated debt securities ratings are Moody’s A3, DBRS BBBH, Fitch BBB+, and S&P BBB. The subordinated notes are included in the Company’s total capital ratio, including Tier two, for regulatory standards.

NOTE 9 – INCOME TAXES

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely–than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, the Company adopted the provisions of FIN 48 and there has been no material effect on the financial statements. As a result, there was no cumulative effect related to adopting FIN 48. However, certain amounts have been reclassified in the statement of financial position in order to comply with the requirements of the statement.

As of January 1, 2007, the Company provided a liability for $2,948,000 of unrecognized tax benefits related to various federal and state income tax matters. Of this amount, the amount that would impact the Company’s effective tax rate, if recognized, is $901,000. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by deferred tax assets, and the federal tax benefit of state income tax items. The Company has provided an additional $144,000 to the reserve for unrecognized tax benefits through the quarter ended June 30, 2007. In addition, the Company paid $221,000 to the state of New Hampshire related to the 2002 year. Therefore, the reserve has decreased by $77,000 through June 30, 2007. The Company is currently undergoing a state tax audit for the 2003 year with the state of New Hampshire. The Company expects to settle this audit over the next year but does not believe the tax liability, if any, will be material. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2003 through 2006. The Company and its subsidiaries state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2002 through 2006.

As of January 1, 2007, the Company has accrued $356,000 of interest related to uncertain tax positions. As of June 30, 2007, the total amount of accrued interest was $407,000. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income is the total of net income and all other non-owner changes in equity. The following table summarizes reclassification detail for other comprehensive income for each of the three and six month periods ended June 30, 2007 and 2006 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(In Thousands)		(In Thousands)
Net Income	$9,039	$21,009	$29,064	$41,207
Unrealized gains (losses) on securities available for sale, net of tax	(2,227)	(5,707)	529	(11,960)
Reclassification adjustments for losses arising during the period, net of tax	9,124	—	9,115	—
Foreign currency translation adjustments	(4)	(1)	(5)	4

Total accumulated other comprehensive income	$15,932	$15,301	$38,703	$29,251

NOTE 11 – EARNINGS PER SHARE

The following table summarizes the calculation of basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands except per share information)
Net income	$9,039	$21,009	$29,064	$41,207

Weighted average common shares outstanding	45,187	46,423	45,146	46,613
Dilutive effect of common stock equivalents	559	480	601	538

Weighted average common and common equivalent shares outstanding	45,746	46,903	45,747	47,151

Basic earnings per share	$0.20	$0.45	$0.64	$0.88
Diluted earnings per share	0.20	0.45	0.64	0.87

The following table summarizes anti-dilutive stock options which were not included in the computation of common stock equivalents:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Anti-dilutive options	521,742	923,865	501,436	923,865
Weighted average exercise price	$31.40	$29.50	$31.46	$29.50

NOTE 12 – STOCK PLANS

Stock options are the primary type of share-based payment utilized by the Company. Stock options are awards which allow an employee to purchase shares of the Company’s stock at a fixed price. In accordance with the Company’s Stock Incentive Plan, stock options are granted at an exercise price equal to the Company’s stock price at the date of grant. For the 2007 grants the Company’s Board of Directors changed the option life from ten years to seven years.

The following tables summarize stock option activity during the first six months of 2007:

	Options	Weighted-Average Exercise Price Per Share
Outstanding at December 31, 2006	3,536,986	$24.28
Options granted	459,200	31.19
Options exercised	(126,354)	22.68
Options forfeited	—	—
Options expired	—	—

Outstanding at June 30, 2007	3,869,832	$25.15
Exercisable at June 30, 2007	3,640,736	$24.77

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Options Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 14.62 - $ 20.70	704,104	3.75	$ 19.51	704,104	$ 19.51
$ 20.86 - $ 22.89	695,983	4.45	$ 22.08	695,983	$ 22.08
$ 22.93 - $ 24.50	655,961	6.80	$ 23.95	655,961	$ 23.95
$ 24.60 - $ 29.11	982,442	7.01	$ 27.51	982,442	$ 27.51
$ 29.20 - $ 31.20	787,606	6.79	$ 30.47	558,510	$ 30.17
$ 32.74 - $ 36.02	43,736	1.35	$ 34.38	43,736	$ 34.38

$ 14.62 - $ 36.02	3,869,832	5.81	$ 25.15	3,640,736	$ 24.77

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

The following table presents the key input assumptions for the Black-Scholes valuation model:

	Six Months Ended June 30,
	2007	2006
Expected term (years)	4.46	4.79
Volatility	22.45	24.67
Risk-free interest rate	4.47%	4.71%
Dividend yield	2.57%	2.47%
Fair value per share	$6.09	$6.55

The total intrinsic value (market value on date of exercise less grant price) of options exercised during the three months ended June 30, 2007 and 2006, was $301,000 and $376,000, respectively. The total cash received from employees as a result of employee stock option exercises for the quarters ended June 30, 2007 and 2006 was approximately $682,000 and $1.3 million, respectively. The tax benefit realized as a result of the stock option exercises was $98,000 in the second quarter of 2007 compared with $108,000 for the same period in 2006.

As of June 30, 2007, there was $1.3 million of unearned compensation cost related to non-vested stock options granted in 2007 under the plan. The Company expects to recognize the expense over the next two quarters. The total compensation cost related to options during the quarters ended June 30, 2007 and June 30, 2006 was $728,000 and $801,000, respectively. These amounts are included in salary expense in the accompanying consolidated Statements of Income.

NOTE 13 – PENSION PLAN

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

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Service cost	$—	$498
Interest cost	1,939	1,922
Expected return on plan assets	(2,672)	(2,600)
Net amortization:
Prior service cost	—	—
Net actuarial loss	63	64
Transition cost	—	—

Total amortization	63	64

Net periodic pension income	$(670)	$(116)

As previously disclosed in the Company’s financial statements for the year ended December 31, 2006, due to prior contributions made in excess of the minimum required amounts, the Company does not anticipate a required contribution during 2007. The Company made voluntary contributions totaling $1.5 million to the Pension Account Plan during 2006.

NOTE 14 – BUSINESS SEGMENTS

The Company has identified Commercial Banking as its reportable operating business segment based on the fact that the results of operations are viewed as a single strategic unit by the chief operating decision-maker. The Commercial Banking segment is comprised of the six Commercial Banking subsidiaries, Chittenden Trust Company, The Bank of Western Massachusetts, Flagship Bank and Trust Co., Ocean Bank, Maine Bank and Trust Co. and Merrill Merchants (the “Banks”), which provide similar products and services, and have similar distribution methods, types of customers and regulatory responsibilities. Commercial Banking derives its revenue from a wide range of banking services, including lending activities, acceptance of deposits, business services, investment management and trust, and mortgage banking.

Immaterial operating segments of the Company’s operations, which do not have similar characteristics to the Commercial Banking operations and do not meet the quantitative thresholds requiring disclosure, are included in the “Other” category in the disclosure of business segments below. Revenue derived from these segments includes commissions from insurance related products and services, as well as other operations associated with the parent holding company. The consolidation adjustments reflect certain eliminations of inter-segment revenue, cash and parent company investments in subsidiaries

For the Three Months Ended June 30, 2007	Commercial Banking	Other	Consolidation Adjustments	Consolidated
	(in thousands)
Net interest income (1)	$65,296	$(3,342)	$—	$61,954
Noninterest income	3,215	1,557	—	4,772
Provision for credit losses	1,500	—	—	1,500
Noninterest expense	51,749	802	—	52,551

Net income (loss) before income tax	15,262	(2,587)	—	12,675
Income tax expense/(benefit)	4,790	(1,154)	—	3,636

Net income (loss)	$10,472	$(1,433)	$—	$9,039

End of Period Assets	$7,086,789	$1,047,180	$(1,255,682)	$6,878,287

For the Three Months Ended June 30, 2006	Commercial Banking	Other	Consolidation Adjustments	Consolidated
	(in thousands)
Net interest income (1)	$64,267	$(2,215)	$—	$62,052
Noninterest income	17,049	1,479	—	18,528
Provision for loan losses	1,750	—	—	1,750
Noninterest expense	45,692	1,944	—	47,636

Net income (loss) before income tax	33,874	(2,680)	—	31,194
Income tax expense/(benefit)	11,249	(1,064)	—	10,185

Net income (loss)	$22,625	$(1,616)	$—	$21,009

End of Period Assets	$6,632,815	$864,404	$(1,036,604)	$6,460,615

For the Six Months Ended June 30, 2007	Commercial Banking	Other	Consolidation Adjustments	Consolidated
	(in thousands)
Net interest income (1)	$126,746	$(6,011)	$—	$120,735
Noninterest income	19,066	3,789	—	22,855
Provision for credit losses	3,000	—	—	3,000
Noninterest expense	97,848	1,990	—	99,838

Net income (loss) before income tax	44,964	(4,212)	—	40,752
Income tax expense/(benefit)	13,711	(2,023)	—	11,688

Net income (loss)	$31,253	$(2,189)	$—	$29,064

End of Period Assets	$7,086,789	$1,047,180	$(1,255,682)	$6,878,287

For the Six Months Ended June 30, 2006	Commercial Banking	Other	Consolidation Adjustments	Consolidated
	(in thousands)
Net interest income (1)	$127,303	$(4,255)	$—	$123,048
Noninterest income	32,553	3,562	—	36,115
Provision for loan losses	3,283	—	—	3,283
Noninterest expense	90,906	3,130	—	94,036

Net income (loss) before income tax	65,667	(3,823)	—	61,844
Income tax expense/(benefit)	22,088	(1,451)	—	20,637

Net income (loss)	$43,579	$(2,372)	$—	$41,207

End of Period Assets	$6,632,815	$864,404	$(1,036,604)	$6,460,615

(1)	The Commercial Banking segment derives a majority of its revenue from interest. In addition, management primarily relies on net interest income, not the gross revenue and expense amounts, in managing the segment. Therefore, only the net amount has been disclosed.

NOTE 15 – STOCKHOLDERS’ EQUITY

On July 19, 2007 the Company’s Board of Directors declared the quarterly dividend of $0.22 cents per share, which will be paid on August 10, 2007 to shareholders of record on July 27, 2007. In the second quarter of 2007, the Company repurchased 534,600 shares of common stock at an average price per share of $29.56 under the Company’s share repurchase plans. The repurchase of the common stock may be done in negotiated transactions or open market purchases for two years from the date the repurchase plan was adopted. The Company issued approximately 2.2 million shares of common stock with a value of $66.6 million as part of the consideration in the Merrill Merchants transaction

NOTE 16 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

Other commitments refer to the Company’s equity investments in limited partnerships for CRA related low income housing projects.

Financial instruments whose contractual amounts represent off-balance sheet risk at June 30, 2007 (in thousands):

Loan Commitments
Commitments to originate loans	$181,928
Unused home equity lines of credit	445,007
Unused portions of business credit card lines	46,418
Unadvanced portions of C&I loans	537,087
Unadvanced portions of commercial real estate and construction loans	226,863

Standby Letters of Credit
Notional amount collateralized by cash	$48,132
Notional amount of other standby letters of credit	50,123
Liability associated with letters of credit recorded on balance sheet	996

Other Commitments
Equity investment commitments	$10,350

NOTE 17 – SUBSEQUENT EVENTS

On July 1, 2007, the Company redeemed the outstanding Junior Subordinated Notes. The redemption of the Junior Subordinated Notes caused the property trustee of the Trust to redeem the outstanding Trust Preferred Securities. The Trust Preferred Securities were redeemed at a redemption price equal to the $25 liquidation amount for each of the Trust Preferred Securities plus accumulated but unpaid distributions to the redemption date. The Company utilized the proceeds from the February 14, 2007 issuance of subordinated debt, which was net of the $1.4 million of issuance costs, to redeem the Company’s Trust Preferred Securities. As a result of the redemption of the Trust Preferred Securities, the Company’s Tier 1 and leverage regulatory capital ratios will decline from the levels reported at June 30, 2006 and December 31, 2006 since the subordinated debt only counts as Tier 2 capital.

NOTE 18 – PENDING MERGERS AND ACQUISITIONS

On June 27, 2007, the Company announced that it had signed a definitive merger agreement to be acquired by People’s United Financial, Inc. (“People’s United”), in a stock and cash transaction valued at approximately $1.9 billion. The transaction, which is expected to close in the first quarter of 2008, remains subject to approvals by regulators and the Company’s shareholders. At closing, Chittenden shareholders will have the right, subject to proration, to elect to receive cash or People’s United common stock, in either case having a value equal to $20.35 plus the product of .8775 times the average closing price of People’s United shares for the five day period prior to the closing. As a result, the actual per share value on consummation of the acquisition will depend on the share price of People’s United at that time.

On June 4, 2007, the Company announced that it had signed a definitive merger agreement to acquire Community Bank & Trust Company (“Community”), for approximately $124.1 million in cash and stock as of announcement date. The acquisition is expected to close in the fourth quarter of 2007; however completion of the acquisition remains subject to the approval of the shareholders of Community, as well as various regulatory agencies. Under the rems of the merger agreement, shareholders of Community can elect to receive $33.37 per share in cash, with total cash consideration of approximately $33.4 million (assuming all stock options are cashed out at closing), or 1.1293 shares of Chittenden common stock for each share of Community stock they own, with total stock consideration of approximately 3.1 million shares of Chittenden commons stock. As a result of the transaction, Community will merge into Ocean Bank.

NOTE 19 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. The Company is in the process of analyzing the impact of SFAS 159.

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

There may be events in the future that the Company is not able to predict accurately or control and that may cause actual results to differ materially from the expectations described in forward-looking statements. Readers are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed in this report. These differences may be the result of various factors, including, among others: changes in general, national or regional economic conditions; changes in loan default and charge-off rates; reductions in deposit levels necessitating increased borrowings to fund loans and investments; changes in interest rates; changes in levels of income and expense in noninterest income and expense-related activities; changes in the methods or rates used by governments to assess taxes against the Company including income that is exempted from taxation or expenses that are not deductible for tax purposes; competition and its effect on pricing, spending, third-party relationships and revenues; failure of the parties to satisfy the closing conditions for the Chittenden/Community merger or the People’s United/Chittenden merger in a timely manner or at all; failure to obtain governmental approvals of either merger, or imposition of adverse regulatory conditions in connection with such approvals; failure of the Community shareholders to approve the Chittenden/Community merger or the Company’s shareholders to approve the People’s United/Chittenden merger; costs or difficulties related to the integration of the businesses following the completion of each merger; disruptions to the Company’s business as a result of the announcement and pendency of the People’s United/Chittenden merger; and other risk factors identified from time to time in the Company’s periodic filings with the Securities and Exchange Commission, including under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and in Item 1A of this report.

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

Income Taxes. On January 1, 2007, the Company adopted Financial Accounting Interpretation Number 48 (“FIN 48”) to account for uncertain tax positions. FIN 48 prescribes a recognition threshold of more-likely –than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.

The Company estimates income tax expense in each of the jurisdictions in which it operates for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of June 30, 2007, there were no valuation allowances set aside against any deferred tax assets.

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

Management Overview

For the quarter ended June 30, 2007, the Company earned $9.0 million, or $0.20 per diluted share. Excluding the non-recurring loss on the repositioning of the securities portfolio and the costs related to the merger of Merrill Merchants Bancshares Inc., the Company’s second quarter core earnings per share (non-GAAP) were $0.47 per diluted share or $21.6 million, compared to $21.0 million or $0.45 per diluted share for the same period a year ago. For the first six months of 2006, GAAP earnings were $29.1 million or $0.64 per diluted share. Core earnings (non-GAAP) for the first six months of 2007 were $41.6 million or $0.91 per diluted share, compared to $41.2 million or $0.87 per diluted share for the same period of a year ago. A reconciliation table of GAAP to non-GAAP financial measures for the estimated impact on the Company’s earnings per share is included below. Non-GAAP measures typically adjust GAAP performance measures to exclude the effects of significant gains, losses or expenses unusual in nature and not expected to recur. The Company’s management uses non-GAAP measures for operational and investment decisions and believes that these measures are among several useful measures for understanding its operating results, including in relation to its performance for prior periods, and financial condition. However, these measures should not be construed as a substitute for GAAP measures. Non-GAAP measures should be read and used in conjunction with the Company’s reported GAAP operating results and financial information. The following table reconciles the GAAP to non-GAAP measures referenced above.

	For the three months ended 6/30/07	For the six months ended 6/30/07
Net income (GAAP)	$9,039	$29,064
Losses on sales of securities (after tax)	9,676	9,676
Non recurring charge for Merrill Merchants (after tax)	2,859	2,859

Core net income (non-GAAP)	$21,574	$41,599

Fully diluted earnings per share (GAAP)	$0.20	$0.64
Fully diluted core earnings per share (non-GAAP)	$0.47	$0.91

On June 27, 2007, the Company announced that it had signed a definitive merger agreement to be acquired by People’s United Financial, Inc. (“People’s United”), in a stock and cash transaction valued at approximately $1.9 billion. The transaction, which is expected to close in the first quarter of 2008, remains subject to approvals by regulators and the Company’s shareholders. At closing, Chittenden shareholders will have the right, subject to proration, to elect to receive cash or People’s United common stock, in either case having a value equal to $20.35 plus the product of .8775 times the average closing price of People’s United shares for the five day period prior to the closing. As a result, the actual per share value on consummation of the acquisition will depend on the share price of People’s United at that time.

On June 4, 2007, the Company announced that it had signed a definitive merger agreement to acquire Community Bank & Trust Company (“Community”), for approximately $124.1 million in cash and stock as of announcement date. The acquisition is expected to close in the fourth quarter of 2007; however completion of the acquisition remains subject to the approval of the shareholders of Community, as well as various regulatory agencies. Under the rems of the merger agreement, shareholders of Community can elect to receive $33.37 per share in cash, with total cash consideration of approximately $33.4 million (assuming all stock options are cashed out at closing), or 1.1293 shares of Chittenden common stock for each share of Community stock they own, with total stock consideration of approximately 3.1 million shares of Chittenden commons stock. As a result of the transaction, Community will merge into Ocean Bank.

On May 31, 2007, the Company announced that it had completed its acquisition of Merrill Merchants Bancshares, Inc., a $457 million commercial bank headquartered in Bangor, Maine for $44 million in cash and approximately 2.2 million shares of the Company’s common stock. This transaction has been accounted for as a purchase and, accordingly, Merrill Merchants’ operations are reflected in the Company’s consolidated financial statements from the date of acquisition. Merrill Merchants presently operates 11 banking offices in Kennebec, Penobscot, and Somerset counties in Maine.

Results of Operations

Net interest income on a tax equivalent basis for the three months ended June 30, 2007 was $63.2 million, which was up $3.3 million or 5.6% from the first quarter of 2007 and $408,000 from the same period a year ago. Merrill Merchants contributed $1.5 million in net interest income during the second quarter. The net yield on earning assets was 4.14% for the second quarter of 2007, an increase of 8 basis points on a linked quarter basis and down 8 basis points from the second quarter of 2006. The increases in both net interest income and the net interest margin from the first quarter of 2007 resulted primarily from the acquisition of Merrill Merchants, and the second quarter investment securities portfolio repositioning. The decline in the net interest margin from the second quarter of 2006 primarily related to the 2007 issuance of the subordinated debt securities, higher funding costs and termination of the TPS interest rate swaps in the third quarter of 2006.

Net interest income on a tax equivalent basis for the six months ended June 30, 2007 was $123.1 million compared with $124.5 million for the same period a year ago. The net interest margin was 4.10%, a decrease of 11 basis points, compared to 4.21% for the same period a year ago. The decline from a year ago was driven by an increase in funding costs, which was partially offset by an increase in the yield on interest earning assets and a higher average balance sheet.

For the second quarter of 2007 GAAP return on average equity (ROE) was 5.35%. Core ROE (non-GAAP) for the quarter ended June 30, 2007 was 12.75% flat with the same period in 2006. GAAP return on average assets (ROA) was 0.55% for the second quarter of 2007. Core ROA (non-GAAP) was 1.30% flat with the second quarter of last year. The six month GAAP ROE was 8.73% through June 30, 2007. The Company’s year to date Core ROE (non-GAAP) was 12.47%, compared with 12.48% for the same period in 2006. GAAP ROA was 0.90% for the six-month period ended June 30, 2007. Core ROA (non-GAAP) of 1.28% was effectively flat with the same period in 2006. The following table reconciles the GAAP to non-GAAP measures.

	For the three months ended		For the six months ended
	6/30/07	6/30/06	6/30/07	6/30/06
Net income (GAAP)	$9,039	$21,009	$29,064	$41,207
Losses on sales of securities (after tax)	9,676	—	9,676	—
Non recurring charge for Merrill Merchants (after tax)	2,859	—	2,859	—

Core net income (non-GAAP)	$21,574	$21,009	$41,599	$41,207

Average Equity (GAAP)	$677,370	$661,020	$671,212	$666,008
Non recurring charge for Merrill Merchants (after tax)	1,361	—	1,361	—

Core Average Equity (non-GAAP)	$678,731	$661,020	$672,573	$666,008

Average Assets (GAAP)	6,637,111	6,462,457	6,532,150	6,446,587

Return on Average Equity	5.35%	12.75%	8.73%	12.48%
Core Return on Average Equity (non-GAAP)	12.75%	12.75%	12.47%	12.48%
Return on Average Assets	0.55%	1.30%	0.90%	1.29%
Core Return on Average Assets (non-GAAP)	1.30%	1.30%	1.28%	1.29%

The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the three months and six months ended June 30, 2007 and 2006:

For the Three Months Ended June 30, 2007			For the Three Months Ended June 30, 2006			Description	For the Six Months Ended June 30, 2007			For the Six Months Ended June 30, 2006
Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate (1)		Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate (1)
						Assets
						Interest-earning assets:
						Loans:

$902,204	$18,253	8.11%	$852,140	$16,604	7.82%	C&I	$880,840	$35,121	8.04%	$835,763	$31,432	7.58%
152,404	2,228	5.85	167,621	2,034	4.85	Municipal	150,292	4,401	5.86	167,373	4,012	4.79
255,054	4,527	7.02	198,799	3,475	6.91	Multifamily	237,124	8,375	7.02	197,544	6,779	6.83
2,010,441	36,003	7.18	1,847,041	31,682	6.88	Commercial real estate	1,979,645	70,048	7.14	1,829,732	61,713	6.80
224,423	4,230	7.46	220,701	4,061	7.28	Construction	228,067	8,600	7.50	213,326	7,668	7.15
805,079	12,946	6.43	756,450	11,636	6.15	Residential	785,641	25,328	6.51	752,950	22,652	6.02
328,717	6,544	7.98	318,705	6,135	7.72	Home equity	324,723	12,937	8.03	315,891	11,814	7.54
241,421	3,904	6.49	253,296	3,664	5.79	Consumer	237,575	7,466	6.34	253,680	7,218	5.72

4,919,743	88,635	7.21	4,614,753	79,291	6.88	Total loans	4,823,907	172,276	7.18	4,566,259	153,288	6.75
						Investments:
961,203	10,861	4.52	1,332,946	14,113	4.24	Taxable	1,041,323	22,534	4.33	1,361,749	28,730	4.22
95,751	1,452	6.08	498	8	6.52	Tax-favored securities	82,476	2,433	5.95	499	16	6.52
3,080	39	5.10	280	2	3.08	Interest-bearing deposits in banks	2,035	50	4.98	280	4	3.02
127,611	1,683	5.29	16	—	5.12	Federal funds sold	68,676	1,801	5.29	3,295	69	4.23

6,107,388	102,670	6.73	5,948,493	93,414	6.29	Total interest-earning assets	6,018,417	199,094	6.65	5,932,082	182,107	6.17

594,412			575,990			Noninterest-earning assets	577,505			576,363
(64,689)			(62,026)			Allowance for loan losses	(63,772)			(61,858)

$6,637,111			$6,462,457			Total assets	$6,532,150			$6,446,587

						Liabilities and stockholders’ Equity
						Interest-bearing liabilities:
475,400	1,072	0.90	480,161	768	0.64	Savings	469,847	2,077	0.89%	485,563	1,480	0.61
857,561	2,055	0.96	881,753	1,566	0.71	NOW	841,799	3,907	0.94	875,765	2,997	0.69
1,590,711	12,509	3.15	1,564,648	9,773	2.51	CMAs/money market	1,598,637	24,739	3.12	1,603,093	19,026	2.39
914,064	9,117	4.00	861,429	6,939	3.23	Certificates of deposit under $100,000	888,822	17,264	3.92	846,869	12,957	3.09
745,627	8,782	4.72	661,091	6,669	4.05	Certificates of deposit $100,000 and over	723,125	16,900	4.71	641,491	12,320	3.87

4,583,363	33,535	2.93	4,449,082	25,715	2.32	Total interest-bearing deposits	4,522,230	64,887	2.89	4,452,781	48,780	2.21
96,062	854	3.56	96,846	886	3.67	Repurchase agreements	92,269	1,658	3.62	80,801	1,251	3.12
286,967	5,074	7.09	270,675	4,014	5.95	Other borrowings	263,886	9,461	7.23	263,695	7,547	5.77

4,966,392	39,463	3.19	4,816,603	30,615	2.55	Total interest-bearing liabilities	4,878,385	76,006	3.14	4,797,277	57,578	2.42

						Noninterest-bearing liabilities:
926,161			923,285			Demand deposits	914,720			922,234
67,188			61,549			Other liabilities	67,833			61,068

5,959,741			5,801,437			Total liabilities	5,860,938			5,780,579

677,370			661,020			Stockholders’ equity	671,212			666,008

$6,637,111			$6,462,457			Total liabilities and stockholders’ equity	$6,532,150			$6,446,587

	$63,207			$62,799		Net interest income		$123,088			$124,529

		3.54%			3.74%	Interest rate spread (2)			3.51%			3.75%
		4.14%			4.22%	Net yield on earning assets (3)			4.10%			4.21%

(1)	On a fully taxable equivalent basis. Calculated using a Federal income tax rate of 35%. Loan income includes fees.
(2)	Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(3)	Net yield on earning assets is net interest income divided by total interest-earning assets.

The following tables attribute changes in the Company’s net interest income (on a fully taxable equivalent basis) to changes in either average balances or average rates for the three and six months ended June 30, 2007. Changes due to both interest rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each.

QTD 2007 Compared with QTD 2006			Description	YTD 2007 Compared with YTD 2006
Increase (Decrease) in Net Interest Income Due to:		Total Increase (Decrease)		Increase (Decrease) in Net Interest Income Due to:		Total Increase (Decrease)
Average Rate	Average Balance			Average Rate	Average Balance
(in thousands)				(in thousands)
			Interest income:
			Loans:
$635	$1,014	$1,649	C&I	$1,892	$1,797	$3,689
416	(222)	194	Municipal	889	(500)	389
57	995	1,052	Multifamily	198	1,398	1,596
1,395	2,926	4,321	Commercial real estate	3,030	5,305	8,335
99	70	169	Construction	376	556	932
529	781	1,310	Residential real estate	1,621	1,055	2,676
210	199	409	Home equity	771	352	1,123
432	(192)	240	Consumer	754	(506)	248

3,773	5,571	9,344	Total loans	9,531	9,457	18,988

			Investments:
948	(4,200)	(3,252)	Taxable	738	(6,934)	(6,196)
—	1,444	1,444	Tax-favored	(1)	2,418	2,417
1	36	37	Interest-bearing deposits	3	43	46
—	1,683	1,683	Federal funds sold	17	1,715	1,732

4,722	4,534	9,256	Total interest income	10,288	6,699	16,987

			Interest expense:
(315)	11	(304)	Savings	(667)	70	(597)
(547)	58	(489)	NOWs	(1,068)	158	(910)
(2,531)	(205)	(2,736)	CMAs/ Money Market	(5,782)	69	(5,713)
(1,653)	(525)	(2,178)	Certificates of deposit under $100,000	(3,492)	(815)	(4,307)
(1,117)	(996)	(2,113)	Certificates of deposit $100,000 and over	(2,672)	(1,908)	(4,580)
25	7	32	Repurchase agreements	(200)	(207)	(407)
(772)	(288)	(1,060)	Other borrowings	(1,907)	(7)	(1,914)

(6,910)	(1,938)	(8,848)	Total interest expense	(15,788)	(2,640)	(18,428)

$(2,188)	$2,596	$408	Change in net interest income	$(5,500)	$4,059	$(1,441)

Noninterest Income

Noninterest income was $4.8 million for the second quarter of 2007. Investment management and trust fees increased $516,000 from the first quarter of 2007 and $861,000 from the second quarter of 2006. This increase was primarily driven by higher annuity income at Chittenden Securities, LLC, as well as increased sales of retirement plan services. Merrill Merchants contributed $388,000 to noninterest income for the second quarter of 2007. As previously noted, Chittenden realized $14.1 million of losses on sales of investments for the second quarter of 2007 related to its repositioning of its securities portfolio. Further discussion on this repositioning is located in the “Liquidity” section below.

Gains on sales of loans declined $566,000 for the first six months of 2007. The Company originated $211 million and sold $157 million in residential real estate loans during the first six months of 2007, which was up from $204 million and $145 million, respectively, during the same period in 2006. Volatility in interest rates can significantly impact mortgage origination and sales volumes, amortization of mortgage servicing assets and related impairment recoveries based on the fair value of those assets as measured based on current interest rates. During 2007, mortgage interest rates have moved steadily but gradually upward, leading to slower prepayment speeds and as a result lower amortization and higher impairment recoveries. During the first six months of 2007, the MSR amortization was $1.4 million as compared to $1.6 million for the same period in 2006. The Company recorded an impairment recovery of $469,000 during 2007 as compared to $214,000 for the same period a year ago. The remaining impairment reserve for particular stratas in the MSR’s at June 30, 2007 was $138,000. The Company services approximately $2.2 billion in mortgages for others and has net capitalized mortgage-servicing rights of $16.1 million. As a result, the MSR asset as a percentage of loans serviced was approximately 72 basis points as of June 30, 2007.

Noninterest Expense

Noninterest expense was $52.6 million for the second quarter of 2007, compared with $47.3 million for the first quarter of 2007. In the second quarter of 2007, the Company recognized $4.1 million of non-recurring charges related to the acquisition of Merrill Merchants. Excluding the acquisition charge ($4.1 million) and noninterest expenses ($854,000) related to Merrill Merchants, noninterest expenses for the second quarter of 2007 would have been $47.4 million, an increase of only $100,000 on a linked quarter basis.

For the first six months of 2007 noninterest expense was $99.8 million, an increase of $5.8 million from the same period in 2006. Merrill Merchants represented $5.2 million of the increase, which resulted from higher net occupancy and other noninterest expenses. Excluding Merrill Merchants, net occupancy increased $279,000 primarily due to higher landscaping, utilities and maintenance contracts. Other noninterest expense increased from the same period in 2006 due to higher legal expenses.

Income Taxes

The Company and its subsidiaries are taxed on their income at the federal level and by various states in which they do business. The effective income tax rate was 28.7% for the second quarter compared with 32.7% for the respective period in 2006. The lower effective income tax rate was primarily attributable to higher low income housing credits and charitable contributions as well as a first quarter 2007 change in the tax accounting method for a customer list intangible related to a prior acquisition.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely–than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, the Company adopted the provisions of FIN 48 and there has been no material effect on the financial statements. As a result, there was no cumulative effect related to adopting FIN 48. However, certain amounts have been reclassified in the statement of financial position in order to comply with the requirements of the statement.

As of January 1, 2007, the Company has provided a liability for $2,948,000 of unrecognized tax benefits related to various federal and state income tax matters. Of this liability, the amount that would impact the Company’s effective tax rate, if recognized, is $901,000. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by deferred tax assets, and the federal tax benefit of state income tax items. The Company has provided an additional $144,000 to the reserve through the quarter ended June 30, 2007. In addition, the Company paid $221,000 to the state of New Hampshire related to the 2002 year. Therefore, the reserve has decreased by $77,000 through June 30, 2007. The Company is currently undergoing a state tax audit for the 2003 year with the state of New Hampshire. The Company expects to settle this audit over the next year but does not believe the tax liability, if any, will be material. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2003 through 2006. The Company and its subsidiaries state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2002 through 2006. As of January 1, 2007, the Company has accrued $356,000 of interest related to uncertain tax positions. As of June 30, 2007, the total amount of accrued interest was $407,000. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

Financial Position

Total loans at June 30, 2007 increased $412 million from December 31, 2006 and $535 million from the same period a year ago. The increases were attributable to continued growth across the various commercial loan categories as well as the inclusion of Merrill Merchants, which contributed $360 million. The Company’s securities portfolio declined by 19% from $1.1 billion at December 31, 2006 to $918 billion at June 30, 2007. This decline was partially offset by an increase in cash and cash equivalents of $162 million and $65 million related to Merrill Merchants. These variances primarily resulted from the Company’s repositioning of its securities portfolio in the second quarter of 2007 as well as loan growth in excess of the Company’s deposit growth. (Further discussion on the repositioning is located in the “Liquidity” section below.) The commercial real estate portfolio including Merrill Merchants experienced growth of 6.4% on a linked quarter basis and 11.6% from the same period of a year ago. The growth in the commercial real estate portfolio was throughout the franchise and was not specifically concentrated in any one industry. In addition, over 64% of the commercial real estate portfolio is owner occupied. The emphasis on the construction portfolio relates to the financing of projects for commercial customers, as well as individual consumer loans. Accordingly, this portfolio is comprised of approximately 28% in loans to residential developers, 27% in individual consumer construction loans, 23% in loans to commercial customers for owner occupied properties and 22% to commercial customers for investor properties.

Total deposits at June 30, 2007 increased $196 million from December 31, 2006 and $358 million from June 30, 2006. The increase in both periods is a result of the Merrill Merchants acquisition, which contributed $360 million at June 30, 2007. The variance from year-end included the normal seasonal declines in municipal deposits of approximately $83 million. Approximately 43% of the Company’s deposit base is comprised of demand, savings and NOW accounts, which had an overall weighted average cost of 56 basis points in the second quarter of 2007. In addition, approximately 27% of the Company’s deposits are held in CMA/Money Market accounts with an average weighted cost for the second quarter of 2007 of 315 basis points. The overall cost of the Company’s deposits in the second quarter of 2007 was 244 basis points (including noninterest bearing deposits) and the Company’s all in cost of funds was 269 basis points.

Repurchase agreements and other borrowings at June 30, 2007 were $405 million, which includes $62 million for Merrill Merchants, compared with $210 million at December 31, 2006 and $424 million at June 30, 2006. The increase from the prior year end was primarily due to the issuance of $125 million of subordinated debt securities on February 14, 2007 and Merrill Merchants. The decline of $19 million from June 30, 2006 was due to a decline in fed funds of $152 million, which was offset by the issuance of $125 million of subordinated debt securities.

Credit Quality

The provision for credit losses was $1.5 million for the second quarter of 2007, down $250,000 from the second quarter of 2006. Consistent low net charge-offs and solid asset quality supported the lower provision. As of June 30, 2007, nonperforming assets (“NPAs”) were $29.5 million, up $4.8 million from the same period in 2006. The increase in NPAs related to a number of small commercial loans, the largest of which was $1.5 million and the addition of $1.4 million related to Merrill Merchants. In addition, loans with payments less than 30 days past due represent 56% of the total loans in non-performing loans. As a percentage of total loans, NPAs were 58 basis points, which was up 4 basis points from the second quarter of 2006. Net charge-off activity totaled $922,000 for the second quarter of 2007, which was down $222,000 from the second quarter of 2006.

A summary of the Company’s credit quality follows:

	6/30/07	3/31/07	12/31/06	6/30/06
	(in thousands)
Nonaccrual loans	$29,113	$23,282	$20,094	$24,323
Other real estate owned (OREO)	426	30	264	404

Total NPAs	$29,539	$23,312	$20,358	$24,727

Loans past due 90 days or more and still accruing interest	$4,141	$3,930	$3,352	$2,283
NPAs as % of loans plus OREO	0.58%	0.49%	0.43%	0.54%
ACL as % of loans	1.34%	1.34%	1.35%	1.38%
ACL as % of loans (excluding municipal loans)	1.37%	1.39%	1.39%	1.41%
ACL as % of nonaccrual loans	235.72%	274.75%	315.32%	260.13%

Provisions for and activity in the allowance for credit losses are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Beginning allowance for loan losses:	$62,768	$61,464	$62,160	$60,822
Provision for loan losses	1,500	1,750	3,000	3,283
Allowance acquired from acquisition of Merrill Merchants	4,054	—	4,054	—
Loans charged off	(1,663)	(1,872)	(3,280)	(3,625)
Loan recoveries	741	728	1,466	1,590

Ending allowance for loan losses:	$67,400	$62,070	$67,400	$62,070

Components of allowance for credit losses:
Allowance for loan losses	$67,400	$62,070	$67,400	$62,070
Reserve for unfunded commitments	1,226	1,200	1,226	1,200

	$68,626	$63,270	$68,626	$63,270

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

Capital

Stockholders’ equity totaled $723 million at June 30, 2007, compared to $671 million at December 31, 2006. Net income of $29 million for the first six months of 2007 and an after tax increase of $9.6 million in the fair market value of the Company’s securities portfolio increased stockholders’ equity, which was offset by common stock dividend payments of $19 million and the Company’s repurchase of $39.6 million in common stock. In the second quarter of 2007, the Company repurchased 534,600 shares of common stock at an average price of $29.46 per share. These repurchases were completed under the Company’s share repurchase plans. The Company may repurchase up to 1,000,000 shares of its common stock in negotiated transactions or open market purchases for two years from the date that the repurchase plan was adopted. Tier one capital, consisting of common equity and the Trust Preferred Securities, measured 10.26% of risk-weighted assets at June 30, 2007. Total capital, including the Tier two allowance for credit losses, Trust Preferred Securities, and the subordinated debt, was 13.83% of risk-weighted assets and the leverage capital ratio was 8.73%. These ratios placed the Company in the “well-capitalized” category according to regulatory standards. As a result of the redemption of the Trust Preferred Securities, the regulatory capital ratios will decline from the levels at June 30, 2007.

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

Liquidity

The Company’s liquidity is monitored by the Asset and Liability Committee, based upon policies approved by the Board of Directors. The measure of an institution’s liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. For the quarter ended June 30, 2007, the Company’s ratio of average loans to average deposits was approximately 89.3%. At June 30, 2007, the Company maintained cash balances and short-term investments of $361 million, compared with $199 million at December 31, 2006.

In the second quarter of 2007 Chittenden announced that it was taking steps to reposition its balance sheet through a strategy which involved the sale of approximately $572 million or 52% of the investment securities held in the available-for-sale investment portfolio in accordance with Statement of Financial Accounting Standards No.115 Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). As a result of this strategy, Chittenden recorded a pretax loss on the sales of these securities of approximately $14.1 million. The available-for-sale investment securities, consisting primarily of lower yielding fixed rate agencies, mortgage backed securities and corporate notes, were replaced with shorter duration higher yielding securities. The Company executed the repositioning to reconfigure and shorten the cash flows of the investment portfolio to reflect the addition of Merrill Merchants, and to be consistent with its forecasts for future loan and deposit growth. As a result of the repositioning, the Company had securities available for sale of $918 million at June 30, 2007, down $219 million from December 31, 2006. The portfolio has expected cash flows of $87 million remaining in 2007 and $283 million in 2008 from maturities and expected principal payments on mortgage-backed securities.

Repurchase agreements and other borrowings at June 30, 2007 were $405 million compared to $210 million on December 31, 2006. The increase primarily resulted from the issuance of $125 million of subordinated debt securities in February 2007 as well as the addition of Merrill Merchants, which contributed $62 million. The Company utilized the proceeds from the issuance of the subordinated debt securities to redeem its Trust Preferred Securities on July 1, 2007. The Company has available borrowing capacity under certain programs including the FHLB, U.S. Treasury, repurchase agreement lines, and advised Fed Funds lines totaling more than $1.4 billion. The Company also has an effective shelf registration statement under which an additional $100 million in debt securities, common stock, preferred stock, or warrants may be offered from time to time.

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
FHLB advances	$19,878	$4,348	$9,375	$2,987	$3,168
Trust preferred securities	125,000	125,000	—	—	—
Subordinated debt securities	125,000	—	—	—	125,000
Data processing contract	3,593	1,797	1,796	—	—
Equity investment commitments	10,350	5,395	4,955	—	—
Operating leases	30,044	5,618	8,307	5,676	10,443

Total	$313,865	$142,158	$24,433	$8,663	$138,611

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

Financial instruments whose contractual amounts represent off-balance sheet risk at June 30, 2007 (in thousands):

Loan Commitments
Commitments to originate loans	$181,928
Unused home equity lines of credit	445,007
Unused portions of business credit card lines	46,418
Unadvanced portions of C&I loans	537,087
Unadvanced portions of commercial real estate and construction loans	226,863

Standby Letters of Credit
Notional amount collateralized by cash	$48,132
Notional amount of other standby letters of credit	50,123
Liability associated with letters of credit recorded on balance sheet	996

Other Commitments
Equity investment commitments to limited partnerships	$10,350

Item 3.	Qualitative and Quantitative Disclosures About Market Risk

To measure the sensitivity of its income to changes in interest rates, the Company uses a variety of methods, including simulation, valuation techniques and gap analyses. Interest-rate risk is the sensitivity of income to variations in interest rates over both short-term and long-term horizons. The primary goal of interest-rate management is to control this risk within limits approved by the Board of Directors. These limits and guidelines reflect the Company’s tolerance for interest-rate risk. The Company attempts to control interest-rate risk by identifying exposures, quantifying them and taking appropriate actions. For a full discussion of interest-rate risk see “Qualitative and Quantitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company has completed the analysis for June 30, 2007 and it remains consistent with the prior year-end.

Item 4.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2007, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, except for the following risks associated with the Company’s pending merger with People’s United:

•

The merger is subject to a number of contingencies, including approval by the Company’s stockholders, the receipt of required regulatory approvals and other customary closing conditions, each of which must either be satisfied or waived prior to the closing.

•

The Company’s stock price may fluctuate prior to the completion of the merger due to (1) market assessments regarding the expected timing of the merger and risks related to completion of the merger, and (2) the trading price of People’s United common stock, as the value of the merger consideration to be received by the Company’s stockholders at the closing is based, in part, on the average closing price of People’s United common stock during the five trading days before completion of the merger.

•	If the merger is not completed, the Company’s stock price will be subject to decline to the extent that the current trading price reflects a market assumption that the merger will be completed.

•	The Company could lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the proposed merger.

•	The Company has and will continue to incur significant expenses related to the merger prior to its closing, which must be paid even if the merger is not completed.

•	Depending upon the circumstances, the Company may be obligated to pay People’s United a termination fee of $65 million under the terms of the merger agreement with People’s United.

•

The merger agreement with People’s United also imposes restrictions on the Company’s ability to conduct its business prior to the completion of the merger, which could potentially leave the Company unable to respond effectively to competitive pressures, industry developments and future opportunities or may otherwise harm its financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table sets forth information with respect to any purchase made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during the indicated periods.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (1)(2)
April 1 - 30, 2007	249,500	$29.51	249,500	1,172,500
May 1- 31, 2007	250,500	29.75	250,500	922,000
June 1- 30, 2007	34,600	28.50	34,600	887,400

Total	534,600	$29.56	534,600	887,400

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

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

Annual Meeting, April 18, 2007

Proposal 1:

Election of two directors, each to serve for a term of three years.

DIRECTOR	FOR	AUTHORITY WITHHELD
Pall D. Spera	40,463,807	405,263
Owen Wells	40,565,984	303,086

Proposal 2:

To ratify the appointment of PricewaterhouseCoopers LLP as independent auditors for 2007.

FOR: 40,738,377

AGAINST: 40,490

ABSTAIN: 90,204

ITEM 6.	EXHIBITS

(a) EXHIBITS

2.1	Agreement and Plan of Merger, dated June 26, 2007, by and between Chittenden Corporation and People’s United Financial, Inc. (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 27, 2007)

3.i.1	Amended and Restated Articles of Incorporation of the Company (Incorporated herein by reference to the Proxy Statement for the 1999 Annual Meeting of the Stockholders).

3.i.2	Articles of Amendment of the Amended and Restated Articles of Incorporation of the Company (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

3.ii.1	Bylaws of the Company, as amended and restated as of October 18, 2006, (Incorporated herein by reference to Exhibit 3(ii) of the Company’s Current Report on Form 8-K filed on October 24, 2006).

* 10.1	First Amendment to Chittenden Corporation Stock Incentive Plan, as Amended and Restated, adopted on April 18, 2007.

* 31.1	Certification of Chairman, President and Chief Executive Officer, Paul A. Perrault pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Executive Vice President and Chief Financial Officer, Kirk W. Walters pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** 32.1	Certification of Chairman, President, and Chief Executive Officer, Paul A. Perrault, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** 32.2	Certification of Executive Vice President and Chief Financial Officer, Kirk W. Walters, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHITTENDEN CORPORATION
Registrant

July 26, 2007	/s/ PAUL A. PERRAULT
Date	Paul A. Perrault,
Chairman, President and
Chief Executive Officer

July 26, 2007	/s/ KIRK W. WALTERS
Date	Kirk W. Walters
Executive Vice President,
Treasurer, and Chief Financial Officer