Form 10-Q
period 2007-09-30
CHITTENDEN CORP /VT/
filed 2007-10-24
CIK 200138

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007

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

At October 22, 2007, there were 46,719,345 shares of Chittenden Corporation’s $1.00 par value common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Chittenden Corporation

Consolidated Balance Sheets

(Unaudited)

	September 30, 2007	December 31, 2006
	(in thousands)
Assets:
Cash and cash equivalents	$276,115	$199,358
Securities available for sale	919,066	1,137,352
FRB and FHLB stock	9,138	13,403
Loans held for sale	17,891	17,354
Loans:
Commercial & Industrial (C&I)	937,034	853,839
Municipal	159,076	141,522
Multi-family	245,510	216,049
Commercial real estate	2,155,342	1,942,685
Construction	269,349	232,000
Residential real estate	859,048	751,450
Home equity credit lines	352,747	322,124
Consumer	258,279	237,541

Total Loans	5,236,385	4,697,210
Less: Allowance for loan losses	(67,494)	(62,160)

Net loans	5,168,891	4,635,050

Accrued interest receivable	34,080	33,123
Other assets	94,839	83,938
Premises and equipment, net	76,066	67,036
Mortgage servicing rights	16,121	14,155
Identified intangibles	20,137	14,996
Goodwill	282,448	216,038

Total assets	$6,914,792	$6,431,803

Liabilities:
Deposits:
Demand	$996,924	$966,758
Savings	488,833	468,294
NOW	869,028	861,435
CMAs/ Money market	1,697,271	1,655,349
Certificates of deposit less than $100,000	997,583	848,814
Certificates of deposit $100,000 and over	759,986	678,243

Total deposits	5,809,625	5,478,893

Securities sold under agreements to repurchase	118,015	73,611
Other borrowings	167,070	136,409
Accrued expenses and other liabilities	73,098	71,804

Total liabilities	6,167,808	5,760,717

Stockholders’ Equity:
Preferred stock - $100 par value; authorized – 1,000,000 shares; issued and outstanding - none	—	—
Common stock - $1 par value; authorized – 120,000,000 shares; issued and outstanding – 52,434,776 in 2007 and 50,234,661 in 2006	52,435	50,235
Surplus	343,774	276,034
Retained earnings	491,777	468,331
Treasury stock, at cost – 5,806,467 shares in 2007 and 4,874,536 shares in 2006	(135,931)	(105,666)
Accumulated other comprehensive income	(9,387)	(24,008)
Directors’ deferred compensation to be settled in stock	6,405	6,160
Unearned portion of employee restricted stock	(2,089)	—

Total stockholders’ equity	746,984	671,086

Total liabilities and stockholders’ equity	$6,914,792	$6,431,803

The accompanying notes are an integral part of these consolidated financial statements.

Chittenden Corporation

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Interest income:
Loans	$93,816	$82,743	$264,405	$234,555
Investments	12,786	13,539	38,938	42,353

Total interest income	106,602	96,282	303,343	276,908

Interest expense:
Deposits	36,339	28,868	101,226	77,648
Borrowings	3,387	4,689	14,506	13,487

Total interest expense	39,726	33,557	115,732	91,135

Net interest income	66,876	62,725	187,611	185,773
Provision for credit losses	2,000	1,670	5,000	4,953

Net interest income after provision for credit losses	64,876	61,055	182,611	180,820

Noninterest income:
Investment management and trust	6,614	5,233	18,464	15,708
Service charges on deposits	4,458	4,277	13,022	12,564
Mortgage servicing	449	382	2,151	1,702
Gains on sales of loans, net	1,410	1,624	4,117	4,897
Losses on sales of securities	—	—	(14,137)	—
Credit card, net	1,377	1,376	3,794	3,837
Insurance commissions, net	1,141	1,275	4,690	4,750
Other	5,910	1,970	12,113	8,794

Total noninterest income	21,359	16,137	44,214	52,252

Noninterest expense:
Salaries	27,188	23,200	74,431	69,906
Employee benefits	5,685	5,637	17,070	16,987
Net occupancy	6,119	5,705	18,453	17,635
Data processing	1,191	1,034	3,397	2,987
Amortization of intangibles	849	665	2,240	1,994
Merger costs	—	—	4,130	—
Other	10,977	9,777	32,126	30,545

Total noninterest expense	52,009	46,018	151,847	140,054

Income before income taxes	34,226	31,174	74,978	93,018
Income tax expense	10,205	9,449	21,893	30,086

Net income	$24,021	$21,725	$53,085	$62,932

Basic earnings per share	$0.52	$0.47	$1.16	$1.36
Diluted earnings per share	0.51	0.47	1.15	1.34
Dividends per share	0.22	0.20	0.64	0.58

The accompanying notes are an integral part of these consolidated financial statements.

Chittenden Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income	$53,085	$62,932
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,000	4,953
Depreciation	5,475	5,617
Amortization of intangible assets	2,240	1,994
Amortization of premiums, fees, and discounts, net	4,717	5,762
Share-based payment compensation	2,299	3,041
Recovery of MSR impairment	(400)	(117)
Investment securities losses	14,137	—
Prepaid (deferred) income taxes	2,684	(1,575)
Loans originated for sale	(242,037)	(225,063)
Proceeds from sales of loans	243,393	224,866
Gains on sales of loans, net	(4,117)	(4,897)
Changes in assets and liabilities:
Accrued interest receivable	991	228
Other assets	(7,489)	6,898
Accrued expenses and other liabilities	(6,639)	4,081

Net cash provided by operating activities	73,339	88,720

Cash flows from investing activities:
Cash paid, net of cash acquired in acquisition of Merrill Merchants Bancshares, Inc.	(28,712)	—
Purchase of FHLB stock	6,578	3,237
Proceeds from sales of securities available for sale	629,047	—
Proceeds from principal payments on securities available for sale	364,243	172,970
Purchases of securities available for sale	(702,277)	(25,318)
Loans originated, net of principal repayments	(189,308)	(199,899)
Purchases of premises and equipment	(9,788)	(3,838)

Net cash provided by (used in) investing activities	69,783	(52,848)

Cash flows from financing activities:
Net decrease in deposits	(17,175)	(15,204)
Net increase in repurchase agreements	44,404	30,797
Net decrease in other borrowings	(32,106)	(35,033)
Issuance of subordinated debt	—	—
Common stock transactions – net	7,283	3,640
Dividends on common stock	(29,140)	(26,992)
Repurchase of common stock	(39,631)	(28,394)

Net cash used in financing activities	(66,365)	(71,186)

Net increase (decrease) in cash and cash equivalents	76,757	(35,314)
Cash and cash equivalents at beginning of period	199,358	180,707

Cash and cash equivalents at end of period	$276,115	$145,393

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$115,057	$92,434
Income taxes	25,114	32,017
Non-cash investing and financing activities:
Loans transferred to other real estate owned	244	424,
Issuance of treasury and restricted stock	1,102	2,995
Assets acquired and liabilities assumed through acquisitions:
Fair value of assets acquired, including core deposit intangibles	464,558	—
Fair value of liabilities assumed	419,670	—
Equity issued in common stock	66,913	—
Cash paid	44,384	—
Goodwill acquired	66,410	—

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely–than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order to be recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 31, 2006 (See Note 9 for additional information).

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

Following is supplemental information reflecting selected pro forma results as if this acquisition had been consummated as of the beginning of the earliest period presented, January 1, 2006 (in thousands, except EPS):

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Total revenue	$88,093	$84,303	$241,289	$253,861
Income before income taxes	33,837	33,211	82,369	94,400
Net income	$23,632	$22,927	$57,927	$41,549
Diluted earnings per share (EPS)	$0.50	$0.47	$1.25	$0.85

Total revenue includes net interest income and noninterest income.

NOTE 3 – ACQUIRED INTANGIBLE ASSETS

	As of September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Amortized intangible assets
Core deposit intangibles	$35,921	$18,619	$17,302
Customer list intangibles	3,498	1,645	1,853
Acquired trust relationships	4,000	3,018	982

Total	$43,419	$23,282	$20,137

Aggregate Amortization Expense:
For the three months ended September 30, 2007	$849
For the nine months ended September 30, 2007	2,240
Estimated Amortization Expense:
For year ended 12/31/08	$3,397
For year ended 12/31/09	3,397
For year ended 12/31/10	3,280
For year ended 12/31/11	3,117
For year ended 12/31/12	1,921

NOTE 4 – GOODWILL

The changes in the carrying amount of goodwill for the nine months ended September 30, 2007 are as follows:

	Commercial Banking Segment	Other Segment	Total
Balance as of December 31, 2006	$210,986	$5,052	$216,038
Goodwill acquired during year	66,410	—	66,410
Impairment losses	—	—	—

Balance as of September 30, 2007	$277,396	$5,052	$282,448

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

Provisions for and activity in the allowance for credit losses are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Beginning allowance for loan losses:	$67,400	$62,070	$62,160	$60,822
Provision for credit losses	2,000	1,670	5,000	4,953
Allowance acquired from acquisition of Merrill Merchants	—	—	4,054	—
Loans charged off	(2,635)	(2,093)	(5,915)	(5,718)
Loan recoveries	729	506	2,195	2,096

Ending allowance for loan losses:	$67,494	$62,153	$67,494	$62,153

Components of allowance for credit losses:
Allowance for loan losses	$67,494	$62,153	$67,494	$62,153
Reserve for unfunded commitments	1,172	1,200	1,172	1,200

	$68,666	$63,353	$68,666	$63,353

NOTE 6 – INVESTMENT SECURITIES

In the second quarter of 2007 Chittenden announced that it was taking steps to reposition its balance sheet through a strategy which involved the sale of approximately $572 million or 52% of the investment securities held in the available-for-sale investment portfolio in accordance with Statement of Financial Accounting Standards No.115 Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). As a result of this strategy, Chittenden recorded a pretax loss on the sales of these securities of approximately $14.1 million. The available-for-sale investment securities, consisting primarily of lower yielding fixed rate agencies, mortgage backed securities and corporate notes, were replaced with shorter duration higher yielding securities. The Company executed the repositioning to reconfigure and shorten the cash flows of the investment portfolio to reflect the addition of Merrill Merchants, and to be consistent with its forecasts for future loan and deposit growth. The portfolio has expected cash flows of $103 million remaining in 2007 and $322 million in 2008 from maturities and expected principal payments on mortgage-backed securities.

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

As of January 1, 2007, the Company provided a liability for $2,948,000 of unrecognized tax benefits related to various federal and state income tax matters. Of this amount, the amount that would impact the Company’s effective tax rate, if recognized, is $901,000. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by deferred tax assets, and the federal tax benefit of state income tax items. The Company has provided an additional $118,000 to the reserve for unrecognized tax benefits through the quarter ended September 30, 2007. In the second quarter of 2007, the Company paid $221,000 to the state of New Hampshire related to the 2002 year. Therefore, the reserve has decreased by $103,000 through September 30, 2007. The Company is currently undergoing a state tax audit for the 2003 year with the state of New Hampshire. The Company expects to settle this audit over the next year but does not believe the tax liability, if any, will be material. In addition, the Company is currently under audit by the Internal Revenue Service for the year ending December 31, 2005. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2004 through 2006. The Company and its subsidiaries state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2003 through 2006.

As of January 1, 2007, the Company has accrued $356,000 of interest related to uncertain tax positions. As of September 30, 2007, the total amount of accrued interest was $541,753. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income is the total of net income and all other non-owner changes in equity. The following table summarizes reclassification detail for other comprehensive income for each of the three and nine month periods ended September 30, 2007 and 2006 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(In Thousands)		(In Thousands)
Net Income	$24,021	$21,725	$53,085	$62,932
Unrealized gains (losses) on securities available for sale, net of tax	4,884	11,454	5,413	(506)
Reclassification adjustments for losses arising during the period, net of tax	—	—	9,115	—
Amortization of actuarial loss	95	—	95	—
Foreign currency translation adjustments	3	—	(2)	4

Total accumulated other comprehensive income	$29,003	$33,179	$67,706	$62,430

NOTE 11 – EARNINGS PER SHARE

The following table summarizes the calculation of basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands except per share information)
Net income	$24,021	$21,725	$53,085	$62,932
Weighted average common shares outstanding	46,559	45,982	45,622	46,400
Dilutive effect of common stock equivalents	862	522	687	532

Weighted average common and common equivalent shares outstanding	47,421	46,504	46,309	46,932

Basic earnings per share	$0.52	$0.47	$1.16	$1.36
Diluted earnings per share	0.51	0.47	1.15	1.34

The following table summarizes anti-dilutive stock options which were not included in the computation of common stock equivalents:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Anti-dilutive options	21,068	918,115	43,736	918,115
Weighted average exercise price	$36.02	$29.50	$34.38	$29.50

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

The following tables summarize stock option activity during the first nine months of 2007:

	Options	Weighted-Average Exercise Price Per Share
Outstanding at December 31, 2006	3,521,182	$24.27
Options granted	459,200	31.19
Options exercised	(290,358)	24.04
Options forfeited	(500)	31.20
Options expired	(1,978)	22.89

Outstanding at September 30, 2007	3,687,546	$25.15
Exercisable at September 30, 2007	3,573,248	$24.96

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Options Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$16.19 - $20.70	679,126	3.58	$19.20	679,126	$19.60
$20.86 - $22.89	680,654	4.20	$22.07	680,654	$22.07
$22.93 - $24.60	615,728	6.44	$23.98	615,728	$23.98
$25.11 - $29.11	930,446	6.82	$27.54	930,446	$27.54
$29.20 - $31.20	737,856	6.51	$30.52	623,558	$30.39
$32.74 - $36.02	43,736	1.09	$34.38	43,736	$34.38

$16.19 - $36.02	3,687,546	5.54	$25.15	3,573,248	$24.96

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

The total intrinsic value (market value on date of exercise less grant price) of options exercised during the three months ended September 30, 2007 and 2006, was $1.6 million and $277,000, respectively. The total cash received from employees as a result of employee stock option exercises for the quarters ended September 30, 2007 and 2006 was approximately $4.1 million and $1.2 million, respectively. The tax benefit realized as a result of the stock option exercises was $476,500 in the third quarter of 2007 compared with $84,000 for the same period in 2006.

As of September 30, 2007, there was $692,000 of unearned compensation cost related to non-vested stock options granted in 2007 under the plan. The Company expects to recognize the expense over the next quarter. The total compensation cost related to options during the quarters ended September 30, 2007 and September 30, 2006 was $691,000 and $784,000, respectively. These amounts are included in salary expense in the accompanying consolidated Statements of Income.

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

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Service cost	$—	$746
Interest cost	2,908	2,882
Expected return on plan assets	(4,008)	(3,901)
Net amortization:
Prior service cost	—	—
Net actuarial loss	95	99
Transition cost	—	—

Total amortization	95	99

Net periodic pension income	($1,005)	$(174)

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

For the Three Months Ended September 30, 2007	Commercial Banking	Other	Consolidation Adjustments	Consolidated
	(in thousands)
Net interest income (1)	$68,640	$(1,764)	$—	$66,876
Noninterest income	20,132	1,227	—	21,359
Provision for credit losses	2,000	—	—	2,000
Noninterest expense	49,325	2,684	—	52,009

Net income (loss) before income tax	37,447	(3,221)	—	34,226
Income tax expense/(benefit)	11,741	(1,536)	—	10,205

Net income (loss)	$25,706	$(1,685)	$—	$24,021

End of Period Assets	$7,088,228	$939,954	$(1,113,390)	$6,914,792

For the Three Months Ended September 30, 2006	Commercial Banking	Other	Consolidation Adjustments	Consolidated
	(in thousands)
Net interest income (1)	$65,300	$(2,575)	$—	$62,725
Noninterest income	15,195	942	—	16,137
Provision for loan losses	1,670	—	—	1,670
Noninterest expense	44,621	1,397	—	46,018

Net income (loss) before income tax	34,204	(3,030)	—	31,174
Income tax expense/(benefit)	10,664	(1,215)	—	9,449

Net income (loss)	$23,540	$(1,815)	$—	$21,725

End of Period Assets	$6,622,770	$877,316	$(1,033,997)	$6,466,089

For the Nine Months Ended September 30, 2007	Commercial Banking	Other	Consolidation Adjustments	Consolidated
	(in thousands)
Net interest income (1)	$195,386	$(7,775)	$—	$187,611
Noninterest income	39,198	5,016	—	44,214
Provision for credit losses	5,000	—	—	5,000
Noninterest expense	147,170	4,677	—	151,847

Net income (loss) before income tax	82,414	(7,436)	—	74,978
Income tax expense/(benefit)	25,453	(3,560)	—	21,893

Net income (loss)	$56,961	$(3,876)	$—	$53,085

End of Period Assets	$7,088,228	$939,954	$(1,113,390)	$6,914,792

For the Nine Months Ended September 30, 2006	Commercial Banking	Other	Consolidation Adjustments	Consolidated
	(in thousands)
Net interest income (1)	$192,603	$(6,830)	$—	$185,773
Noninterest income	47,748	4,504	—	52,252
Provision for loan losses	4,953	—	—	4,953
Noninterest expense	135,526	4,528	—	140,054

Net income (loss) before income tax	99,872	(6,854)	—	93,018
Income tax expense/(benefit)	32,753	(2,667)	—	30,086

Net income (loss)	$67,119	$(4,187)	$—	$62,932

End of Period Assets	$6,622,770	$877,316	$(1,033,997)	$6,466,089

(1)	The Commercial Banking segment derives a majority of its revenue from interest. In addition, management primarily relies on net interest income, not the gross revenue and expense amounts, in managing the segment. Therefore, only the net amount has been disclosed.

NOTE 15 – STOCKHOLDERS’ EQUITY

On October 17, 2007 the Company’s Board of Directors declared the quarterly dividend of $0.22 cents per share, which will be paid on November 9, 2007 to shareholders of record on October 26, 2007. Due to the Company’s anticipated acquisition by People’s United, there were no stock repurchases made in the third quarter of 2007, nor are any repurchases expected for the remainder of the year.

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

Other commitments refer to the Company’s equity investments in limited partnerships for CRA related low income housing projects.

Financial instruments whose contractual amounts represent off-balance sheet risk at September 30, 2007 (in thousands):

Loan Commitments
Commitments to originate loans	$171,509
Unused home equity lines of credit	451,765
Unused portions of business credit card lines	47,323
Unadvanced portions of C&I loans	587,235
Unadvanced portions of commercial real estate and construction loans	255,306

Standby Letters of Credit
Notional amount collateralized by cash	$46,704
Notional amount of other standby letters of credit	54,554
Liability associated with letters of credit recorded on balance sheet	1,011

Other Commitments
Equity investment commitments	$8,702

NOTE 17 – PENDING MERGERS AND ACQUISITIONS

On June 27, 2007, the Company announced that it had signed a definitive merger agreement to be acquired by People’s United Financial, Inc. (“People’s United Financial”), in a stock and cash transaction valued at approximately $1.9 billion of which approximately 55% is in cash and 45% in People’s United Financial stock. The transaction, which is expected to close in the first quarter of 2008, remains subject to approvals by regulators and the Company’s shareholders. At closing, Chittenden shareholders will have the right, subject to proration, to elect to receive cash or People’s United Financial common stock, in either case having a value equal to $20.35 plus the product of .8775 times the average closing price of People’s United Financial shares for the five day period prior to the closing. People’s United Financial currently operates 160 branches, 75 of which offer seven-day banking in Super Stop & Shop locations across Connecticut. Chittenden currently has 133 branches in New England through six bank subsidiaries.

On June 4, 2007, the Company announced that it had signed a definitive merger agreement to acquire Community Bank & Trust Company (“Community Bank”), for approximately $124.1 million in cash and stock as of announcement date. The acquisition is expected to close in the fourth quarter of 2007; however completion of the acquisition remains subject to the approval of the shareholders of Community Bank, as well as various regulatory agencies. Under the terms of the merger agreement, October 24, 2007 has been set as the deadline for shareholders of Community Bank to elect to receive $33.37 per share in cash, with total cash consideration of approximately $33.4 million (assuming all stock options are cashed out at closing), or 1.1293 shares of Chittenden common stock for each share of Community Bank stock they own, with total stock consideration of approximately 3.1 million shares of Chittenden common stock. In addition, October 24, 2007 has been set as the shareholder meeting to approve the Chittenden and Community Bank merger. As a result of the transaction, Community Bank will merge into Ocean Bank.

NOTE 18 – RECENT ACCOUNTING PRONOUNCEMENTS

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

The Company estimates income tax expense in each of the jurisdictions in which it operates for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of September 30, 2007, there were no valuation allowances set aside against any deferred tax assets.

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

Management Overview

For the quarter ended September 30, 2007, the Company earned $24.0 million, or $0.51 per diluted share compared to $21.7 million or $0.47 per diluted share for the same period a year ago. For the first nine months of 2007, GAAP earnings were $53.1 million or $1.15 per diluted share. Core earnings (non-GAAP) for the first nine months of 2007 were $65.6 million or $1.42 per diluted share, compared to $62.9 million or $1.34 per diluted share for the same period of a year ago. A reconciliation table of GAAP to non-GAAP financial measures for the estimated impact on the Company’s year to date earnings per share is included below. Non-GAAP measures typically adjust GAAP performance measures to exclude the effects of significant gains, losses or expenses unusual in nature and not expected to recur. The Company’s management uses non-GAAP measures for operational and investment decisions and believes that these measures are among several useful measures for understanding its operating results, including in relation to its performance to prior periods, and financial condition. However, these measures should not be construed as a substitute for GAAP measures. Non-GAAP measures should be read and used in conjunction with the Company’s reported GAAP operating results and financial information. The following table reconciles the year to date GAAP to non-GAAP measures referenced above (no adjustments were made to the quarter to date GAAP numbers):

For the nine months ended 9/30/07
Net income (GAAP)	$53,085
Losses on sales of securities (after tax)	9,676
Non recurring charge for Merrill Merchants (after tax)	2,859

Core net income (non-GAAP)	$65,620

Fully diluted earnings per share (GAAP)	$1.15
Fully diluted core earnings per share (non-GAAP)	$1.42

On June 27, 2007, the Company announced that it had signed a definitive merger agreement to be acquired by People’s United Financial, Inc. (“People’s United Financial”), in a stock and cash transaction valued at approximately $1.9 billion of which approximately 55% is in cash and 45% in People’s United Financial stock. The transaction, which is expected to close in the first quarter of 2008, remains subject to approvals by regulators and the Company’s shareholders. At closing, Chittenden shareholders will have the right, subject to proration, to elect to receive cash or People’s United Financial common stock, in either case having a value equal to $20.35 plus the product of .8775 times the average closing price of People’s United Financial shares for the five day period prior to the closing. People’s United Financial currently operates 160 branches, 75 of which offer seven-day banking in Super Stop & Shop locations across Connecticut. Chittenden currently has 133 branches in New England through six bank subsidiaries.

On June 4, 2007, the Company announced that it had signed a definitive merger agreement to acquire Community Bank & Trust Company (“Community Bank”), for approximately $124.1 million in cash and stock as of announcement date. The acquisition is expected to close in the fourth quarter of 2007; however completion of the acquisition remains subject to the approval of the shareholders of Community Bank, as well as various regulatory agencies. Under the terms of the merger agreement, October 24, 2007 has been set as the deadline for shareholders of Community Bank to elect to receive $33.37 per share in cash, with total cash consideration of approximately $33.4 million (assuming all stock options are cashed out at closing), or 1.1293 shares of Chittenden common stock for each share of Community Bank stock they own, with total stock consideration of approximately 3.1 million shares of Chittenden common stock. In addition, October 24, 2007 has been set as the shareholder meeting to approve the Chittenden and Community Bank merger. As a result of the transaction, Community Bank will merge into Ocean Bank.

Results of Operations

Net interest income on a tax equivalent basis for the three months ended September 30, 2007 was $68.1 million, which was up $4.9 million or 7.8% from the second quarter of 2007 and $4.6 million from the same period a year ago. The increase in net interest income was primarily attributable to the acquisition of Merrill Merchants. The net yield on earning assets was 4.33% for the third quarter of 2007, an increase of 19 basis points on a linked quarter basis and 10 basis points from the third quarter of 2006. The increases in the net interest margin from both periods were driven by the redemption of the TPS and the securities portfolio repositioning in the second quarter of 2007.

Net interest income on a tax equivalent basis for the nine months ended September 30, 2007 was $191.1 million compared with $188.0 million for the same period a year ago. The net interest margin was 4.18%, a decrease of 4 basis points, compared to 4.22% for the same period a year ago. The decline from a year ago was driven by an increase in funding costs, which was partially offset by an increase in the yield on interest earning assets and a higher average balance sheet.

For the third quarter of 2007 GAAP return on average equity (ROE) was 13.04% up slightly from the same period in 2006. GAAP return on average assets (ROA) was 1.39% for the third quarter of 2007 up from 1.33% for the third quarter of last year. The nine month GAAP ROE was 10.27% through September 30, 2007. The Company’s year to date Core ROE (non-GAAP) was 12.68%, compared with 12.65% for the same period in 2006. GAAP ROA was 1.07% for the nine-month period ended September 30, 2007. Core ROA (non-GAAP) of 1.32% was effectively up two basis points from the same period in 2006. The following table reconciles the GAAP to non-GAAP measures.

	For the nine months ended
	9/30/07	9/30/06
Net income (GAAP)	$53,085	$62,932
Losses on sales of securities (after tax)	9,676	—
Non recurring charge for Merrill Merchants (after tax)	2,859	—

Core net income (non-GAAP)	$65,620	$62,932

Average Equity (GAAP)	$691,209	$664,981
Non recurring charge for Merrill Merchants (after tax)	956	—

Core Average Equity (non-GAAP)	$692,165	$664,981

Average Assets (GAAP)

Return on Average Equity	10.27%	12.65%
Core Return on Average Equity	12.68%	12.65%
Return on Average Assets	1.07%	1.30%
Core Return on Average Assets	1.32%	1.30%

The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the three months and nine months ended September 30, 2007 and 2006:

For the Three Months Ended September 30, 2007			For the Three Months Ended September 30, 2006			Description	For the Nine Months Ended September 30, 2007			For the Nine Months Ended September 30, 2006
Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate (1)		Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate (1)
						Assets
						Interest-earning assets:

						Loans:

$ 947,860	$18,823	7.88%	$863,524	$17,298	7.95%	C&I	$904,253	$53,944	7.98%	$845,080	$48,731	7.71%
163,098	2,355	5.78	141,345	2,045	5.79	Municipal	154,613	6,757	5.83	158,602	6,055	5.09
247,621	4,526	7.15	207,717	3,706	6.98	Multifamily	240,661	12,901	7.07	200,973	10,485	6.88
2,120,653	38,585	7.22	1,915,610	33,704	6.98	Commercial real estate	2,026,798	108,633	7.17	1,858,681	95,417	6.86
252,148	4,829	7.49	215,894	4,165	7.55	Construction	236,180	13,429	7.50	214,217	11,833	7.28
875,629	14,182	6.48	771,780	12,334	6.39	Residential	816,000	39,510	6.52	759,203	34,986	6.20
349,634	7,008	7.95	322,452	6,524	8.03	Home equity	333,111	19,945	8.01	318,144	18,338	7.71
261,011	4,416	6.71	250,665	3,720	5.88	Consumer	245,502	11,882	6.47	252,735	10,938	5.77

5,217,654	94,724	7.20	4,688,987	83,496	7.07	Total loans	4,957,118	267,001	7.19	4,607,635	236,783	6.86
						Investments:
869,217	10,666	4.91	1,269,409	13,526	4.26	Taxable	983,324	33,201	4.50	1,330,632	42,256	4.23
58,844	998	6.73	498	8	6.52	Tax-favored securities	74,512	3,431	6.16	498	24	6.52
49,111	651	5.26	280	2	3.12	Interest-bearing deposits in banks	17,900	700	5.23	280	6	3.05
56,101	745	5.27	425	6	5.23	Federal funds sold	64,438	2,545	5.28	2,328	75	4.29

6,250,927	107,784	6.85	5,959,599	97,038	6.47	Total interest-earning assets	6,097,292	306,878	6.72	5,941,373	279,144	6.27

664,674			585,321			Noninterest-earning assets	606,319			577,460
(68,023)			(62,793)			Allowance for loan losses	(65,205)			(62,173)

$6,847,578			$6,482,127			Total assets	$6,638,406			$6,456,660

						Liabilities and stockholders’ equity
						Interest-bearing liabilities:
501,830	1,237	0.98	498,804	1,050	0.85	Savings	480,625	3,313	0.92%	486,959	2,530	0.69
861,712	2,118	0.98	851,371	1,631	0.76	NOW	848,510	6,025	0.95	867,544	4,628	0.71
1,675,966	13,674	3.24	1,605,212	11,433	2.83	CMAs/money market	1,624,697	38,413	3.16	1,602,800	30,459	2.54
1,001,581	10,057	3.98	873,690	7,532	3.42	Certificates of deposit under $100,000	931,173	27,321	3.92	855,926	20,489	3.20
733,422	9,254	5.01	662,562	7,222	4.32	Certificates of deposit $100,000 and over	722,244	26,154	4.84	647,900	19,542	4.03

4,774,511	36,340	3.02	4,482,639	28,868	2.55	Total interest-bearing deposits	4,607,249	101,226	2.94	4,461,129	77,648	2.33
113,810	1,013	3.53	104,068	1,008	3.84	Repurchase agreements	99,268	2,671	3.60	88,642	2,259	3.41
166,899	2,373	5.64	208,362	3,681	7.01	Other borrowings	231,727	11,835	6.83	245,065	11,228	6.13

5,055,220	39,726	3.12	4,795,069	33,557	2.78	Total interest-bearing liabilities	4,938,244	115,732	3.13	4,794,836	91,135	2.54

						Noninterest-bearing liabilities:
990,404			960,255			Demand deposits	940,401			934,845
71,394			63,839			Other liabilities	68,552			61,998

6,117,018			5,819,163			Total liabilities	5,947,197			5,791,679

730,560			662,964			Stockholders’ equity	691,209			664,981

$6,847,578			$6,482,127			Total liabilities and stockholders’ equity	$6,638,406			$6,456,660

	$68,058			$63,481		Net interest income		$191,145			$188,009

		3.73%			3.69%	Interest rate spread (2)			3.59%			3.73%
		4.33%			4.23%	Net yield on earning assets (3)			4.18%			4.22%

(1)	On a fully taxable equivalent basis. Calculated using a Federal income tax rate of 35%. Loan income includes fees.
(2)	Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(3)	Net yield on earning assets is net interest income divided by total interest-earning assets.

The following tables attribute changes in the Company’s net interest income (on a fully taxable equivalent basis) to changes in either average balances or average rates for the three and nine months ended September 30, 2007. Changes due to both interest rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each.

QTD 2007 Compared with QTD 2006			Description	YTD 2007 Compared with YTD 2006
Increase (Decrease) in Net Interest Income Due to:		Total Increase (Decrease)		Increase (Decrease) in Net Interest Income Due to:		Total Increase (Decrease)
Average Rate	Average Balance			Average Rate	Average Balance

(in thousands)				(in thousands)
			Interest income:
			Loans:
$ (151)	$1,676	$1,525	C&I	$1,683	$3,530	$5,213
(4)	314	310	Municipal	876	(174)	702
91	729	820	Multifamily	288	2,128	2,416
1,150	3,731	4,881	Commercial real estate	4,205	9,011	13,216
(30)	694	664	Construction	347	1,249	1,596
167	1,681	1,848	Residential real estate	1,774	2,750	4,524
(61)	545	484	Home equity	711	896	1,607
526	170	696	Consumer	1,295	(351)	944

1,688	9,540	11,228	Total loans	11,179	19,039	30,218

			Investments:
2,050	(4,910)	(2,860)	Taxable	2,672	(11,727)	(9,055)
0	990	990	Tax-favored	(1)	3,408	3,407
2	647	649	Interest-bearing deposits	5	689	694
0	739	739	Federal funds sold	17	2,453	2,470

3,740	7,006	10,746	Total interest income	13,872	13,862	27,734

			Interest expense:
(157)	(30)	(187)	Savings	(827)	44	(783)
(462)	(25)	(487)	NOWs	(1,532)	135	(1,397)
(1,664)	(577)	(2,241)	CMAs/Money Market	(7,436)	(518)	(7,954)
(1,241)	(1,284)	(2,525)	Certificates of deposit under $100,000	(4,624)	(2,208)	(6,832)
(1,138)	(894)	(2,032)	Certificates of deposit $100,000 and over	(3,920)	(2,692)	(6,612)
83	(88)	(5)	Repurchase agreements	(126)	(286)	(412)
718	590	1,308	Other borrowings	(1,288)	681	(607)

(3,861)	(2,308)	(6,169)	Total interest expense	(19,753)	(4,844)	(24,597)

$ (121)	$4,698	$4,577	Change in net interest income	$(5,881)	$9,018	$3,137

Noninterest Income

Noninterest income was $21.4 million for the third quarter of 2007 as compared to $16.1 million for the same period a year ago. The increase was driven by higher investment management and trust revenue, other noninterest income and $1.7 million from Merrill Merchants. The higher investment management and trust revenue was a result of increased assets under management and higher sales at Chittenden Securities, Inc. Other noninterest income increased $3.9 million due to a gain on the sale of MasterCard shares of $2.4 million and the recognition in 2006 of a $372,000 loss related to the early termination of the interest rate swaps on the Company’s TPS and the reduction of $275,000 in accrued interest on income tax refunds.

Gains on sales of loans declined $214,000 from the third quarter of 2006. The Company originated $124 million and sold $84 million in residential real estate loans during the third quarter of 2007, which was up from $113 million and $78 million, respectively, during the same period in 2006. For the first nine months of 2007, gains on sales of loans declined $780,000. The Company originated $335 million and sold $242 million in residential real estate loans during the first nine months of 2007, which was up from $316 million and $223 million, respectively, during the same period in 2006. Volatility in interest rates can significantly impact mortgage origination and sales volumes, gains on sales of loans, amortization of mortgage servicing assets and related impairment recoveries based on the fair value of those assets as measured based on current interest rates. During 2007, mortgage interest rates have moved steadily but gradually upward, leading to slower prepayment speeds and as a result lower amortization and higher impairment recoveries. During the first nine months of 2007, the Mortgage servicing rights, or MSR amortization was $2.2 million as compared to $2.4 million for the same period in 2006. The Company recorded an impairment recovery of $400,000 during 2007 as compared to $118,000 for the same period a year ago. The remaining impairment reserve for particular stratas in the MSR’s at September 30, 2007 was $206,000. The Company services approximately $2.2 billion in mortgages for others and has net capitalized mortgage-servicing rights of $16.1 million. As a result, the MSR asset as a percentage of loans serviced was approximately 72 basis points as of September 30, 2007.

Noninterest Expense

Noninterest expense was $52.0 million for the third quarter of 2007, an increase of $6.0 million from the same period a year ago and a decrease of $542,000 from the second quarter of 2007. The increase in noninterest expense from the third quarter of 2006 was primarily due to the operating costs of Merrill Merchants ($3.3 million) and higher levels of incentive compensation ($2.0 million). On a linked quarter basis the decline in noninterest expense was driven by lower legal expenses and non-recurring merger costs of $4.1 million, which was partially offset by operating costs at Merrill Merchants of $2.1 million and higher incentive accruals of $2.0 million.

For the first nine months of 2007, noninterest expenses were $151.8 million, compared to $140.0 million in 2006. Excluding Merrill Merchants’ operating expenses of $4.4 million and non-recurring merger costs of $4.1 million, noninterest expenses would have been $143.3 million. The increase of $3.3 million, excluding Merrill Merchants, was primarily attributable to higher salary, data processing and net occupancy costs, which were partially offset by lower benefit expenses. The increase in salary was due to higher incentive accruals of $1.3 million. Net occupancy expense increased from 2006 primarily due to higher rent and seasonal expenses.

Income Taxes

The Company and its subsidiaries are taxed on their income at the federal level and by various states in which they do business. The effective income tax rate was 29.8% in the third quarter of 2007 and 29.2% for the first nine months of 2007 compared with 30.3% and 32.3% for the respective periods in 2006. The lower effective income tax rates were primarily attributable to higher low income housing credits as well as a first quarter 2007 change in the tax accounting method for a customer list intangible related to a prior acquisition.

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

As of January 1, 2007, the Company has provided a liability for $2,948,000 of unrecognized tax benefits related to various federal and state income tax matters. Of this liability, the amount that would impact the Company’s effective tax rate, if recognized, is $901,000. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by deferred tax assets, and the federal tax benefit of state income tax items. The Company has provided an additional $118,000 to the reserve through the quarter ended September 30, 2007. In addition in the second quarter of 2007, the Company paid $221,000 to the state of New Hampshire related to the 2002 year. Therefore, the reserve has decreased by $103,000 through September 30, 2007. The Company is currently undergoing a state tax audit for the 2003 year with the state of New Hampshire. The Company expects to settle this audit over the next year but does not believe the tax liability, if any, will be material. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2004 through 2006. The Company and its subsidiaries state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2003 through 2006. As of January 1, 2007, the Company has accrued $356,000 of interest related to uncertain tax positions. As of September 30, 2007, the total amount of accrued interest was $541,753. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

Financial Position

Total loans at September 30, 2007 increased $539 million from December 31, 2006 and $559 million from the same period a year ago. The increases were attributable to continued growth across the various commercial loan categories as well as the inclusion of Merrill Merchants, which contributed $366 million at September 30, 2007. The Company’s securities portfolio declined by 19% from $1.1 billion at December 31, 2006 to $919 billion at September 30, 2007. The decrease in the securities portfolio from December 31, 2006 was primarily utilized for the common stock repurchases and to fund loan growth, which was in excess of the Company’s deposit growth. (Further discussion on the repositioning is located in the “Liquidity” section below.) The commercial real estate portfolio excluding Merrill Merchants experienced growth of 2.4% on a linked quarter basis and 5.7% from the same period of a year ago. The growth in the commercial real estate portfolio was throughout the franchise and was not specifically concentrated in any one industry. In addition, over 62% of the commercial real estate portfolio is owner occupied. The emphasis on the construction portfolio relates to the financing of projects for commercial customers, as well as individual consumer loans. Accordingly, this portfolio is comprised of approximately 28% in individual consumer construction loans, 26% in loans to residential developers, 23% in loans to commercial customers for owner occupied properties and 23% to commercial customers for investor properties.

Total deposits at September 30, 2007 increased $331 million from December 31, 2006 and $310 million from September 30, 2006. The increase in both periods was a result of the Merrill Merchants acquisition, which contributed $351 million at September 30, 2007. Approximately 41% of the Company’s deposit base is comprised of demand, savings and NOW accounts, which had an overall weighted average cost of 57 basis points in the third quarter of 2007. In addition, approximately 29% of the Company’s deposits are held in CMA/Money Market accounts with an average weighted cost for the second quarter of 2007 of 324 basis points. The overall cost of the Company’s deposits in the third quarter of 2007 was 250 basis points (including noninterest bearing deposits) and the Company’s all in cost of funds was 261 basis points.

Borrowings at September 30, 2007 were $285 million, an increase of $62 million from September 30, 2006, and a decline of $120 million from June 30, 2007. The increase from a year ago related to the acquisition of Merrill Merchants. The decline on a linked quarter basis was due to the July 1, 2007 redemption of the Company’s $125 million of 8.0% TPS. The redemption of the TPS reduced interest costs and increased the net interest margin approximately 7 basis points in the third quarter of 2007.

Credit Quality

The provision for credit losses was $2 million for the third quarter of 2007, up $330,000 from the third quarter of 2006. The increase is due to higher net charge-offs and commercial loan growth. As of September 30, 2007, nonperforming assets (“NPAs”) were $29.1 million, up $3 million from the same period in 2006. The increase from September 30, 2006 primarily related to $1.1 million of NPAs acquired from Merrill Merchants and one CRE relationship in Vermont. As a percentage of total loans, NPAs were 56 basis points, which was consistent with the third quarter of 2006. Net charge-off activity totaled $1.9 million for the third quarter of 2007, which was up $319,000 from the third quarter of 2006 primarily due to higher consumer loan charge-offs.

A summary of the Company’s credit quality follows:

	9/30/07	6/30/07	12/31/06	9/30/06
	(in thousands)
Nonaccrual loans	$28,801	$29,113	$20,094	$25,453
Other real estate owned (OREO)	285	426	264	636

Total NPAs	$29,086	$29,539	$20,358	$26,089

Loans past due 90 days or more and still accruing interest	$3,810	$4,141	$3,352	$3,196
NPAs as % of loans plus OREO	0.56%	0.58%	0.43%	0.56%
ACL as % of loans	1.31%	1.34%	1.35%	1.35%
ACL as % of loans (excluding municipal loans)	1.35%	1.37%	1.39%	1.40%
ACL as % of nonaccrual loans	238.41%	235.72%	315.32%	248.90%

Provisions for and activity in the allowance for credit losses are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Beginning allowance for loan losses:	$67,400	$62,070	$62,160	$60,822
Provision for credit losses	2,000	1,670	5,000	4,953
Allowance acquired from acquisition of Merrill Merchants	—	—	4,054	—
Loans charged off	(2,635)	(2,093)	(5,915)	(5,718)
Loan recoveries	729	506	2,195	2,096

Ending allowance for loan losses:	$67,494	$62,153	$67,494	$62,153

Components of allowance for credit losses:
Allowance for loan losses	$67,494	$62,153	$67,494	$62,153
Reserve for unfunded commitments	1,172	1,200	1,172	1,200

	$68,666	$63,353	$68,666	$63,353

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

Capital

Stockholders’ equity totaled $747 million at September 30, 2007, compared to $671 million at December 31, 2006. Net income of $53 million for the first nine months of 2007 and an after tax increase of $15 million in the fair market value of the Company’s securities portfolio increased stockholders’ equity, which was offset by common stock dividend payments of $29.1 million and the Company’s repurchase of $39.6 million in common stock. Tier one capital, consisting of common equity measured 8.20% of risk-weighted assets at September 30, 2007. Total capital, including the Tier two allowance for credit losses, and the subordinated debt, was 11.74% of risk-weighted assets and the leverage capital ratio was 6.84%. These ratios placed the Company in the “well-capitalized” category according to regulatory standards. As a result of the redemption of the Trust Preferred Securities, the regulatory capital ratios declined from the levels at June 30, 2007.

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

Liquidity

The Company’s liquidity is monitored by the Asset and Liability Committee, based upon policies approved by the Board of Directors. The measure of an institution’s liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. For the quarter ended September 30, 2007, the Company’s ratio of average loans to average deposits was approximately 90.5%. At September 30, 2007, the Company maintained cash balances and short-term investments of $276 million, compared with $199 million at December 31, 2006.

Repurchase agreements and other borrowings at September 30, 2007 were $285 million compared to $210 million on December 31, 2006. The increase resulted from the addition of Merrill Merchants. The Company utilized the proceeds from the issuance of the subordinated debt securities to redeem its Trust Preferred Securities on July 1, 2007. The Company has available borrowing capacity under certain programs including the FHLB, U.S. Treasury, repurchase agreement lines, and advised Fed Funds lines totaling more than $1.4 billion. The Company also has an effective shelf registration statement under which an additional $100 million in debt securities, common stock, preferred stock, or warrants may be offered from time to time.

Contractual Obligations	Payments due by period
	(in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
FHLB advances	$19,198	$4,231	$9,166	$2,760	$3,041
Subordinated debt securities	125,000	—	—	—	125,000
Data processing contract	3,144	1,797	1,347	—	—
Equity investment commitments	8,702	5,519	3,183	—	—
Operating leases.	31,191	5,611	8,651	6,090	10,839

Total	$187,235	$17,158	$22,347	$8,850	$138,880

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

Financial instruments whose contractual amounts represent off-balance sheet risk at September 30, 2007 (in thousands):

Loan Commitments
Commitments to originate loans	$171,509
Unused home equity lines of credit	451,765
Unused portions of business credit card lines	47,323
Unadvanced portions of C&I loans	587,235
Unadvanced portions of commercial real estate and construction loans	255,306

Standby Letters of Credit
Notional amount collateralized by cash	$46,704
Notional amount of other standby letters of credit	54,554
Liability associated with letters of credit recorded on balance sheet	1,011

Other Commitments
Equity investment commitments to limited partnerships	$8,702

Item 3.	Qualitative and Quantitative Disclosures About Market Risk

To measure the sensitivity of its income to changes in interest rates, the Company uses a variety of methods, including simulation, valuation techniques and gap analyses. Interest-rate risk is the sensitivity of income to variations in interest rates over both short-term and long-term horizons. The primary goal of interest-rate management is to control this risk within limits approved by the Board of Directors. These limits and guidelines reflect the Company’s tolerance for interest-rate risk. The Company attempts to control interest-rate risk by identifying exposures, quantifying them and taking appropriate actions. For a full discussion of interest-rate risk see “Qualitative and Quantitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company has completed the analysis for September 30, 2007 and is slightly liability sensitive.

Item 4.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2007, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as updated by the disclosure in Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table sets forth information with respect to any purchase made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during the indicated periods.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (1)(2)
July 1 – 31, 2007	—	$—	—	887,400
August 1- 31, 2007	—	—	—	887,400
September 1- 30, 2007	—	—	—	887,400

Total	—		$—	887,400

(1)	On July 19, 2006, the Board of Directors authorized the repurchase of 1,000,000 shares of the Company’s common stock. The repurchase of the common stock may be done in negotiated transactions or open market purchases for two years from the date the repurchase plan was adopted.
(2)	On April 18, 2007, the Board of Directors authorized the repurchase of 1,000,000 shares of the Company’s common stock. The repurchase of the common stock may be done in negotiated transactions or open market purchases for two years from the date the repurchase plan was adopted.
(3)	Due to the pending acquisition by People’s United, the Company did not repurchase any common stock in the third quarter of 2007.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

ITEM 6.	EXHIBITS

(a) EXHIBITS

3.i.1	Amended and Restated Articles of Incorporation of the Company (Incorporated herein by reference to the Proxy Statement for the 1999 Annual Meeting of the Stockholders).

3.i.2	Articles of Amendment of the Amended and Restated Articles of Incorporation of the Company (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

3.ii.1	Bylaws of the Company, as amended and restated as of October 18, 2006, (Incorporated herein by reference to Exhibit 3(ii) of the Company’s Current Report on Form 8-K filed on October 24, 2006).

* 31.1	Certification of Chairman, President and Chief Executive Officer, Paul A. Perrault pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Executive Vice President and Chief Financial Officer, Kirk W. Walters pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** 32.1	Certification of Chairman, President, and Chief Executive Officer, Paul A. Perrault, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** 32.2	Certification of Executive Vice President and Chief Financial Officer, Kirk W. Walters, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHITTENDEN CORPORATION
Registrant

October 24, 2007	/S/ PAUL A. PERRAULT
Date	Paul A. Perrault,
Chairman, President and Chief Executive Officer

October 24, 2007	/S/ KIRK W. WALTERS
Date	Kirk W. Walters
Executive Vice President, Treasurer, and Chief Financial Officer